Form 10-Q
period 1995-04-01
BOWMAR INSTRUMENT CORP
filed 1995-05-16
CIK 13606

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended April 1, 1995
                           Commission File No. 1-4817


                         BOWMAR INSTRUMENT CORPORATION
             (Exact name of Registrant as specified in its charter)





             INDIANA                                    35-0905052
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


5080 NORTH 40TH STREET, SUITE 475
      PHOENIX, ARIZONA                                      85018
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:     602/957-0271


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X             No
    -----              -----


At May 12, 1995, 6,462,596 shares of the Registrant's Common Stock, and 119,990 shares of the Registrant's Preferred Stock were outstanding.

                         BOWMAR INSTRUMENT CORPORATION

                                      AND

                                  SUBSIDIARIES


                                     INDEX




PART I           FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2-7

                 Item 1.  Financial Statements

                                Consolidated Balance Sheets (Unaudited)
                                  April 1, 1995 and October 1, 1994   . . . . . . . . . . . . . . .          2

                                Consolidated Statements of Income (Unaudited)
                                  Second Quarter and Six Months Ended
                                  April 1, 1995 and April 2, 1994   . . . . . . . . . . . . . . . .          3

                                Consolidated Statements of Cash Flows (Unaudited)
                                  Six Months Ended April 1, 1995 and
                                  April 2, 1994   . . . . . . . . . . . . . . . . . . . . . . . . .          4

                                Notes to Consolidated Financial
                                  Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . .          5

                 Item 2.        Management's Discussion and Analysis
                                  of Financial Condition and Results
                                  of Operations   . . . . . . . . . . . . . . . . . . . . . . . . .          6


PART II          OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7

                 Item 6.        Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .          7

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)



- - - - - - -----------------------------------------------------------------------------------------------------------------
                                                                        APRIL 1, 1995             OCTOBER 1, 1994
- - - - - - -----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash                                                                  $    595                   $    147
   Accounts receivable, net                                                 4,242                      4,834
   Inventories                                                              5,975                      4,866
   Prepaid expenses                                                           663                        478
- - - - - - ------------------------------------------------------------------------------------------------------------

   Total Current Assets                                                    11,475                     10,325

Property, Plant and Equipment, net                                          1,506                      1,446
Other Assets, net                                                           1,978                      2,012
- - - - - - ------------------------------------------------------------------------------------------------------------

Total Assets                                                             $ 14,959                   $ 13,783
============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable                                                         $  1,687                   $  1,135
   Current portion of long-term debt                                        4,409                        639
   Accounts payable                                                         1,298                      1,036
   Accrued expenses                                                         1,987                      2,306
- - - - - - ------------------------------------------------------------------------------------------------------------

   Total Current Liabilities                                                9,381                      5,116

Long-Term Debt                                                                548                      4,617
- - - - - - ------------------------------------------------------------------------------------------------------------

   Total Liabilities                                                        9,929                      9,733
- - - - - - ------------------------------------------------------------------------------------------------------------

Shareholders' Equity                                                        5,030                      4,050
- - - - - - ------------------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity                               $ 14,959                   $ 13,783
============================================================================================================

See Notes to Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)




- - - - - - ----------------------------------------------------------------------------------------------------------------
                                                            SECOND QUARTER                   FIRST SIX MONTHS
                                                         1995             1994             1995            1994
- - - - - - ----------------------------------------------------------------------------------------------------------------
Sales                                                   $ 6,609          $ 6,830         $12,630         $13,720
Cost of sales                                             3,750            4,049           7,355           8,402
- - - - - - ----------------------------------------------------------------------------------------------------------------
Gross margin                                              2,859            2,781           5,275           5,318
- - - - - - ----------------------------------------------------------------------------------------------------------------

Expenses:
   Selling, general and                                   1,891           1,734            3,581           3,447
     administrative
   Product development                                      212             229              369             296
   Interest expense                                         198             184              371             377
   Other (income), net                                     (165)            (86)            (283)           (133)
- - - - - - ----------------------------------------------------------------------------------------------------------------

   Total expenses                                          2,136          2,061            4,038           3,987
- - - - - - ----------------------------------------------------------------------------------------------------------------

Income before income taxes                                  723             720            1,237           1,331
Provision for income taxes                                   36              79              88              143

NET INCOME                                              $   687         $   641          $ 1,149         $ 1,188
================================================================================================================

NET INCOME PER COMMON SHARE:
   PRIMARY                                              $  0.09         $  0.08          $  0.15         $  0.15
   Fully diluted                                        $  0.08             N/A          $  0.14             N/A
================================================================================================================

Weighted average number of
 common shares and equivalents:
   Primary                                            6,563,753       6,590,840        6,563,817       6,535,732
   Fully diluted                                      8,163,220       8,193,106        8,163,284       8,137,998
================================================================================================================

See Notes to Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

- - - - - - ---------------------------------------------------------------------------------------------------------------------
                                                                                              FIRST SIX MONTHS
                                                                                      APRIL 1,               APRIL 2,
                                                                                        1995                    1994
- - - - - - ---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                          $  1,149                 $ 1,188
Adjustments to reconcile net income
 to net cash provided by operations:
    Depreciation and amortization                                                        256                     245
    Net changes in balance sheet accounts:
      Accounts receivable                                                                592                    (900)
      Inventories                                                                     (1,109)                 (1,182)
      Prepaid expenses                                                                  (185)                   (152)
      Accounts payable                                                                   262                     260
      Accrued expenses                                                                  (319)                    768
      Other                                                                              (19)                     68
- - - - - - ---------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                627                     295
- - - - - - ---------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                              (252)                   (209)
- - - - - - ---------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Borrowings under notes payable                                                           507                   1,711
Retirement of debt                                                                      (254)                 (1,624)
Payment of dividends on preferred stock                                                 (180)                   (180)
- - - - - - ---------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                                          73                     (93)
- - - - - - ---------------------------------------------------------------------------------------------------------------------

Net change in cash                                                                       448                      (7)
Cash at beginning of period                                                              147                     136
- - - - - - ---------------------------------------------------------------------------------------------------------------------

   Cash at end of period                                                            $    595                 $   129
- - - - - - ---------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid during the period for:
   Interest                                                                         $    371                 $   300
   Income taxes                                                                     $     77                 $    94
- - - - - - ---------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheets as of April 1, 1995 and October 1, 1994, the consolidated statements of income for the second quarter and six months ended April 1, 1995 and April 2, 1994, and the consolidated statements of cash flows for the first six months ended April 1, 1995 and April 2, 1994, have been prepared by the Registrant without audit. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly such financial statements have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1994. The results of operations for the above noted periods ended April 1, 1995, are not necessarily indicative of the operating results for the full year.

2.   INVENTORIES

     Inventories consist of the following ($ in thousands):

                                           APRIL 1,                 OCTOBER 1,
                                            1995                       1994
- - - - - - ------------------------------------------------------------------------------
        Raw materials                     $  2,526                  $  1,807

        Work-in-process                      2,788                     2,718

        Finished goods                         661                       341
- - - - - - ------------------------------------------------------------------------------
                                          $  5,975                  $  4,866
==============================================================================

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

SALES

Sales for the second quarter ended April 1, 1995, were $6,609,000 compared to prior year sales for the second quarter of $6,830,000. For the first six months of fiscal 1995, sales were $12,630,000 compared to sales of $13,720,000 for the same period in fiscal 1994.

Sales in the electronic/microelectronic segment for the second quarter of fiscal 1995 were down by approximately $100,000 versus the same period in the prior year and for the first six months of fiscal 1995 were down by approximately $700,000 versus the same period in fiscal 1994. The electronic/microelectronic segment sales decreases for both the second quarter and first six months were due to unusually high shipments of memory products on the Abrams tank order in the second quarter and first six months of fiscal 1994. The current backlog for high density memories ensures that fiscal 1995 electronic/microelectronic sales will approximate last year's sales.

Sales in the electromechanical segment for the second quarter of fiscal 1995 were down by approximately $100,000 versus the same period in the prior year and sales for the first six months of fiscal 1994 were down by approximately $400,000 versus the same period in fiscal 1994. Electromechanical segment sales were lower in the mechanical products product line, partially offset by increases in the interface, ordnance and rapid heat sterilizer product lines. The increase in the ordnance product line was due to $435,000 in revenues recognized from the settlement of a claim. The reduction in sales is related to the overall decline in defense spending. The backlog for electromechanical sales is lower than last year and is expected to result in lower sales than last year in this segment throughout fiscal 1995.

The Company continues to believe that changes in defense spending will not have a material adverse affect on the Company's overall results. However, it appears that although the microelectronic/microelectronic segment of the Company's business could continue to experience growth as a result of changes in defense spending, the Company's electromechanical segment will be negatively impacted. Accordingly the Company continues to pursue its goal of reduced dependency on the defense industry. In the past year, among other things, the electromechanical segment delivered three prototypes of a high-definition, low-intensity dental x-ray machine for Panoramic Corporation, and acquired the net assets and business of Cox Sterile Products which manufactured a dry heat sterilizer for sale to the medical and dental markets. In addition, the Company is continuing development of an instrument sterilizing autoclave for sale to the medical and dental markets.

GROSS MARGIN

Gross margin dollars for the second quarter and first six months ended April 1, 1995, were approximately the same as those for the similar periods of fiscal 1994. The second quarter gross margin percentage in fiscal 1995 increased to 43.3% from 40.7% in fiscal 1994, and the gross margin percentages for the first six months of fiscal 1995 increased to 41.8% from 38.8% in fiscal 1994. Gross margin percentage in the electronic/microelectronic segment in the second quarter and first six months of fiscal 1995 were 43.0% versus 41.4% and 41.3% respectively in the same periods of the prior year due principally to manufacturing efficiencies related to production of high density memory products. The gross margin percentage in the electromechanical segment for the second quarter and first six months of fiscal year 1995 were 42.8% and 37.6%, respectively, versus 37.9% and 33.7%, respectively, in the same periods of the prior year due principally to the effects of the claim settlement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the second quarter and first six months ended April 1, 1995, increased by $157,000 and $134,000, respectively, compared to the same periods in fiscal 1994. The increase in spending for both periods is a result of higher costs, principally selling expense, in the electromechanical segment for the rapid heat sterilizer product line.

PRODUCT DEVELOPMENT EXPENSES

Product development expenses were approximately the same for the second quarters of both fiscal years 1995 and 1994 and increased by $73,000, for the first six months of fiscal 1995 as compared to 1994. This was principally due to higher costs in the electromechanical segment for product development activities related to the autoclave and dry heat sterilizer products.

INTEREST EXPENSE

Interest expense in the second quarter and first six months of fiscal 1995 were approximately the same as for these same periods in fiscal 1994. The effect of higher interest rates was offset by decreased borrowing requirements during fiscal 1995.

FINANCIAL CONDITION AND LIQUIDITY

In the first six months of fiscal 1995 working capital decreased to $2,094,000 from $5,209,000, due principally to the reclassification, during the first quarter of fiscal 1995, of $2,477,000 of term debt which was classified as long-term on October 2, 1994. The remaining balance of the Company's term loan is due in November, 1995, and the remaining balance of the 13.5% convertible debentures matures in December, 1995. Although the Company expects to refinance the term debt, credit facility and debentures, they have been classified as current since the refinancing is not yet complete.

Changes in the components of working capital are detailed in the Consolidated Statements of Cash Flows.

The Company's operations generated cash in the first six months of fiscal 1995, of $627,000. The Company projects positive cash flow for the remainder of the year, which, when combined with the Company's revolving credit facility, should be sufficient in Management's opinion to fund the Company's cash needs for the foreseeable future.

ITEM 5

OTHER INFORMATION

     None

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits.

     Exhibit 11 - Computation of Net Income Per Common Share

     Exhibit 27 - Financial Data Schedule

b.  Reports on Form 8-K.

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                         BOWMAR INSTRUMENT CORPORATION



                         /s/ Thomas K. Lanin
                         ----------------------
                         Thomas K. Lanin
                         Vice President Finance

Dated:  May 15, 1995

                                EXHIBIT INDEX


NO.             DESCRIPTION
- - - - - - ---             -----------


11              Computation of Net Income per Common Share
27              Financial Data Schedule
