Form 10-Q
period 1995-07-01
BOWMAR INSTRUMENT CORP
filed 1995-08-14
CIK 13606

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended July 1, 1995
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

                            Yes   X             No
                                 -------            -------


At August 8, 1995, 6,446,624 shares of the Registrant's Common Stock, and 119,990 shares of the Registrant's Preferred Stock were outstanding.

                         BOWMAR INSTRUMENT CORPORATION

                                      AND

                                  SUBSIDIARIES


                                     INDEX

PART I     FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2-7

           Item 1.     Financial Statements

                       Consolidated Balance Sheets (Unaudited)
                         July 1, 1995 and October 1, 1994 . . . . . . . . . . . . . . . . .         2

                       Consolidated Statements of Operations (Unaudited)
                         Third Quarter and Nine Months Ended
                         July 1, 1995 and July 2, 1994  . . . . . . . . . . . . . . . . . .         3

                       Consolidated Statements of Cash Flows (Unaudited)
                         Nine Months Ended July 1, 1995 and
                         July 2, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . .         4

                       Notes to Consolidated Financial
                         Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . . .         5

           Item 2.     Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .         6


PART II    OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7

           Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .         7

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

------------------------------------------------------------------------------------------------
                                                          JULY 1, 1995           OCTOBER 1, 1994
------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash                                                    $   367                    $   147
   Accounts receivable, net                                  3,601                      4,834
   Inventories                                               5,187                      4,866
   Prepaid expenses                                            528                        478
   Deferred income taxes                                     1,410                          0
------------------------------------------------------------------------------------------------

   Total Current Assets                                     11,093                     10,325

Property, Plant and Equipment, net                           1,442                      1,446
Deferred Income Taxes                                        1,890                          0
Other Assets, net                                            1,666                      2,012
------------------------------------------------------------------------------------------------

Total Assets                                               $16,091                    $13,783
================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable                                           $     0                    $ 1,135
   Current portion of long-term debt                         4,331                        639
   Accounts payable                                          1,203                      1,036
   Accrued expenses                                          2,918                      2,306
------------------------------------------------------------------------------------------------

   Total Current Liabilities                                 8,452                      5,116

Long-Term Debt                                                 463                      4,617
------------------------------------------------------------------------------------------------

   Total Liabilities                                         8,915                      9,733
------------------------------------------------------------------------------------------------

Shareholders' Equity                                         7,176                      4,050
------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity                 $16,091                    $13,783
================================================================================================

See Notes to Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

------------------------------------------------------------------------------------------------------
                                                   THIRD QUARTER                  FIRST NINE MONTHS
                                                                               JULY 1,         JULY 2,
                                                1995            1994            1995            1994
------------------------------------------------------------------------------------------------------
Net sales                                     $ 7,004          $ 6,799         $19,634         $20,519
Cost of sales                                   4,692            4,328          12,047          12,730
------------------------------------------------------------------------------------------------------

Gross margin                                    2,312            2,471           7,587           7,789
------------------------------------------------------------------------------------------------------

Expenses:
   Selling, general and
     administrative                             2,727            1,638           6,308           5,085
   Product development                            209              175             578             471
   Interest                                       208              178             579             555
   Other expense (income), net                    235              (80)            (48)           (213)
------------------------------------------------------------------------------------------------------

   Total expenses                               3,379            1,911           7,417           5,898
------------------------------------------------------------------------------------------------------

Income (loss) before income taxes              (1,067)             560             170           1,891
Provision (benefit) for income taxes           (3,270)              41          (3,182)            184
------------------------------------------------------------------------------------------------------

NET INCOME                                    $ 2,203          $   519         $ 3,352         $ 1,707
======================================================================================================

NET INCOME PER COMMON SHARE:
   PRIMARY                                    $  0.32          $  0.07         $  0.47         $  0.22
   Fully diluted                              $  0.27          $  0.06         $  0.41         $  0.21
======================================================================================================

Weighted average number of
  common shares and equivalents:
   Primary                                  6,554,727        6,579,520       6,557,810       6,550,655
   Fully diluted                            8,173,166        8,181,786       8,169,609       8,152,921
------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

-----------------------------------------------------------------------------------------------------
                                                                             FIRST NINE MONTHS
                                                                      JULY 1,                 JULY 2,
                                                                       1995                    1994
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                            $ 3,352                 $ 1,707
Adjustments to reconcile net income
  to net cash provided by operations:
    Depreciation and amortization                                         425                     554
    Deferred income taxes                                              (3,300)                      0
    Write-off of intangible assets                                        319                       0
    Net changes in balance sheet accounts:
        Accounts receivable                                             1,233                    (546)
        Inventories                                                      (321)                 (1,973)
        Prepaid expenses                                                  (50)                   (187)
        Accounts payable                                                  167                     673
        Accrued expenses                                                  612                     777
        Other                                                              34                     222
-----------------------------------------------------------------------------------------------------

Net cash provided by operating activities                               2,471                   1,227
-----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment                               (419)                   (498)
-----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Borrowings under notes payable                                            551                   1,521
Retirement of debt                                                     (2,148)                 (1,852)
Payment of dividends on preferred stock                                  (270)                   (270)
Exercise of stock options                                                  35                     188
-----------------------------------------------------------------------------------------------------

Net cash used in financing activities                                  (1,832)                   (413)
-----------------------------------------------------------------------------------------------------

Net increase in cash                                                      220                     316
Cash at beginning of period                                               147                     136
-----------------------------------------------------------------------------------------------------

   Cash at end of period                                              $   367                 $   452
-----------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid during the period for:
   Interest                                                           $   518                 $   593
   Income taxes                                                       $   165                 $    91
-----------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheets as of July 1, 1995 and October 1, 1994, the consolidated statements of operations for the third quarter and nine months ended July 1, 1995 and July 2, 1994, and the consolidated statements of cash flows for the first nine months ended July 1, 1995 and July 2, 1994, have been prepared by the Registrant without audit. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly such financial statements have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1994. The results of operations for the above noted periods ended July 1, 1995, are not necessarily indicative of the operating results for the full year.

2.   INVENTORIES

     Inventories consist of the following ($ in thousands):

                                                               JULY 1,                 OCTOBER 1,
                                                                1995                      1994
-------------------------------------------------------------------------------------------------
        Raw materials                                          $2,041                    $1,807

        Work-in-process                                         2,725                     2,718

        Finished goods                                            421                       341
-------------------------------------------------------------------------------------------------

                                                               $5,187                    $4,866
=================================================================================================


3.   INCOME TAXES

The differences between the U.S. effective and statutory tax rates for 1995 are consistent with fiscal year 1994, except for the impact of the change in the valuation allowance, which resulted in a benefit of $3,300,000.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SALES

Sales for the third quarter ended July 1, 1995, were $7,004,000 compared to prior year sales for the third quarter of $6,799,000. For the first nine months of fiscal 1995, sales were $19,634,000 compared to sales of $20,519,000 for the same period in fiscal 1994.

Sales in the electronic/microelectronic segment for the third quarter of fiscal 1995 were up by approximately $300,000 versus the same period in the prior year. Sales in this segment for the first nine months of fiscal 1995 were down by approximately $400,000 due primarily to decreased sales of custom military multi-chip modules. The current backlog in this segment for high density memories indicates that fiscal 1995 segment sales will approximate last year's sales.

Sales in the electromechanical segment for the third quarter of fiscal 1995 increased by approximately $100,000 versus the same period in the prior year and sales for the first nine months of fiscal 1995 were down by approximately $500,000 versus the same period in fiscal 1994. For the third quarter of fiscal 1995 the decrease in sales resulted from decreases in all product lines offset partially by sales of rapid heat sterilizers which were acquired in the fourth quarter of fiscal 1994. For the first nine months of fiscal 1995 the decrease in sales revenues resulted primarily from decreased activity in the mechanical product line and absence of prototype sales of a high-definition, low-intensity dental x-ray machine which occurred in fiscal 1994. These decreases were partially offset by the $435,000 ordnance claim settlement recognized as a sale in the second quarter of fiscal 1995 and sales in fiscal 1995 of rapid heat sterilizers. The reduction in sales in this segment is related to the overall decline in Defense spending. The backlog for electromechanical sales is lower than last year and is expected to result in lower sales than last year in this segment throughout the remainder of fiscal 1995.

The Company continues to believe that changes in Defense spending will not have a material adverse affect on the Company's overall results. However, its appears that although the electronic/microelectronic segment of the Company's business could continue to experience growth as a result of changes in Defense spending, the Company's electromechanical segment is being materially and adversely affected. Accordingly, the Company continues to pursue its goal of reduced dependency on the Defense industry. During the fiscal years 1994 and 1995, among other things, the electromechanical segment delivered three prototypes of a high-definition, low-intensity dental x-ray machine for Panoramic Corporation, and acquired the net assets and business of Cox Sterile Products which manufactured a dry heat sterilizer for sale to the medical and dental markets. In addition, the Company is continuing development of an instrument sterilizing autoclave for sale to medical and dental markets and continues to seek acquisitions.

GROSS MARGIN

Gross margin dollars for the third quarter of fiscal 1995 were down by approximately $160,000 versus the same period in fiscal 1994 and for the first nine months of fiscal 1995 were down by approximately $200,000 versus the same period in fiscal 1994. The gross margin percentage for the third quarter of fiscal 1995 decreased to 33.0% from 36.3% in fiscal 1994, and the gross margin percentage for the first nine months of fiscal 1995 increased slightly to 38.6% from 38.0% in fiscal 1994.

Gross margin percentages in the electronic/microelectronic segment for the third quarter and first nine months of fiscal 1995 were 46.1% and 44.1%, respectively versus 39.8% and 40.8%, respectively in the same periods of the prior year, due to a shift in the product mix to higher margin products.

The gross margin percentage in the electromechanical segment for the third quarter and first nine months of fiscal 1995 were 6.6% and 26.4%, respectively versus 30.1% and 32.4%, respectively in the same periods of the prior year. Third quarter gross margin in this segment was negatively impacted by adjustments of approximately $240,000 related to additional warranty reserves and the write- off of excess inventories related to the rapid heat sterilizer product line.

The year-to-date fiscal 1995 gross margin has been negatively impacted by the lower sales volume in this segment as well as by the adjustments noted above, both of which have been partially offset by the positive impact on gross margin of $435,000 in ordnance claim income recognized in the second quarter of 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the third quarter and first nine months ended July 1, 1995, increased by $1,089,000 and $1,223,000, respectively, compared to the same periods in fiscal 1994. These increases were due primarily to charges in the third quarter of $338,000 for the post employment benefits for a former executive, the write-off of $236,000 in prepaid royalty payments related to the Co Sterile Products acquisition and reserve of $153,000 for employee medical insurance expenses. Additionally, there has been increased selling and marketing expenses in the electromechanical segment related to the new rapid heat sterilizer product line.

PRODUCT DEVELOPMENT EXPENSE

Product development expenses for the third quarter and first nine months of fiscal 1995, increased by approximately $34,000 and $109,000, respectively compared to the same periods in fiscal 1994. The increase in the quarter was due primarily to development costs related to the autoclave and other products in the electromechanical segment, while the year-to-date increase also reflects increased spending in the electronic/microelectronic segment for engineering labor related to new product development.

INTEREST EXPENSE

Interest expense in the third quarter and first nine months of fiscal 1995 were approximately the same as for these same periods in fiscal 1994. The effect of higher interest rates was offset by decreased borrowing requirements during fiscal 1995.

OTHER EXPENSE (INCOME)

Other expense (income) for the third quarter and first nine months of fiscal 1995, includes a charge of $319,000 related to the write-off of intangible assets from in the Co Sterile Products acquisition.

PROVISION (BENEFIT) FOR INCOME TAXES

During the third quarter of fiscal 1995, the Company recorded a $3,300,000 tax credit resulting from the adjustment of the valuation allowance related to the Company's deferred tax assets. The adjustment is in accordance with the provisions of Statement of Financial Accounting Standards No. 109. As a result the effective tax rate in future years will approximate the statutory rate.

NET INCOME

Net income for the quarter and nine months ended July 1, 1995, was $2,203,000 and $3,352,000, respectively, or $0.32 and $0.47 per primary share, respectively, compared to net income for the quarter and nine months ended July 2, 1994 of approximately $519,000 and $1,707,000, respectively, or $0.07 and $0.22 per primary share, respectively. The results for 1995 were significantly affected by the income tax benefits and various charges against income during the third quarter.


FINANCIAL CONDITION AND LIQUIDITY

In the first nine months of fiscal 1995 working capital decreased to $2,641,000 from $5,209,000, due principally to the reclassification to short term debt, during the first quarter of fiscal 1995, of $2,477,000 of term debt and $1,826,000 in convertible debentures which were classified as long-term on October 2, 1994. The remaining balance of the Company's term loan is due in November, 1995, and the remaining balance of the 13.5% convertible debentures matures on December 15, 1995. Although the Company expects to refinance the term debt, credit facility and debentures in the fourth quarter of fiscal 1995, they have been classified as current since the refinancing is not yet complete.

Changes in the components of working capital are detailed in the Consolidated Statements of Cash Flows.

The Company's operations generated cash in the first nine months of fiscal 1995, of $2,471,000. The Company projects positive cash flow for the remainder of the year, which, when combined with the Company's revolving credit facility, should be sufficient in Management's opinion to fund the Company's cash needs for the foreseeable future.


ITEM 5

OTHER INFORMATION

     None


ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits.

    Exhibit 11 - Computation of Net Income Per Common Share

    Exhibit 27 - Financial Data Schedule

b.  Reports on Form 8-K.

    Form 8-K dated June 9, 1995 regarding announcement of management changes and amendment to employment agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                               BOWMAR INSTRUMENT CORPORATION

                                               /S/ Joseph G. Warren, Jr.
                                             _______________________________
                                               Joseph G. Warren, Jr.
                                               Vice President Finance

Dated:  August 11, 1995