Form 10-K
period 1995-09-30
BOWMAR INSTRUMENT CORP
filed 1995-12-27
CIK 13606

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 1995

                          Commission File Number 1-4817

                          BOWMAR INSTRUMENT CORPORATION
             (Exact name of registrant as specified in its charter)

            INDIANA                                      35-0905052
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   5080 NORTH 40TH STREET, SUITE 475
          PHOENIX, ARIZONA                                    85018
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:       602/957-0271

           Securities registered pursuant to Section 12(b) of the Act:

                    TITLE OF EACH CLASS                               NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    -------------------                               -----------------------------------------
             Common Stock, without par value                                   American Stock Exchange
              (stated value $.10 per share)

$3.00 Senior Voting Cumulative Convertible Preferred Stock                     American Stock Exchange
               (par value $1.00 per share)
            13-1/2% Convertible Subordinated                                   American Stock Exchange
            Debentures due December 15, 1995

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. / /

As of December 18, 1995, the aggregate market value of the Registrant's Common Stock and Preferred Stock held by non-affiliates (based upon the closing price of the shares on the American Stock Exchange on December 18, 1995) was approximately $18,870,000.

On December 18, 1995, 6,454,874 shares of the Registrant's Common Stock and 119,990 shares of the Registrant's Preferred Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement prepared in connection with the 1996 Annual Meeting of Shareholders are incorporated by reference into PART III of this Annual Report.

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                                     PART I
ITEM 1   BUSINESS
             General.........................................................     1
             Financial Information About Industry Segments ..................     1
             Narrative Description of Business
                Microelectronic Circuits ....................................     1
                Microelectronic Segment Review...............................     1
                Electromechanical and Mechanical Equipment
                 and Components..............................................     2
                Electromechanical Segment Review.............................     3
                Principal Customers..........................................     3
                Research, Engineering and Development........................     4
                Environmental Protection.....................................     4
                Employees....................................................     4
             Executive Officers of the Company...............................     4

ITEM 2   PROPERTIES..........................................................     5

ITEM 3   LEGAL PROCEEDINGS...................................................     5

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................     5

                                     PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS.....................................     5

ITEM 6   SELECTED FINANCIAL DATA ............................................     6

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.............................     7

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................     9

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.............................     9

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  ................     9

ITEM 11  EXECUTIVE COMPENSATION..............................................     9

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......     9

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  ....................     9

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....    10

ITEM 15  SIGNATURES..........................................................    26

                                     PART I

ITEM 1    BUSINESS

GENERAL

Bowmar Instrument Corporation ("Bowmar") was incorporated in the State of Indiana in 1951. Bowmar and its subsidiaries (hereinafter sometimes referred to collectively as the "Company") manufacture and sell microelectronic and electromechanical products. These products fall into two industry segments - microelectronic circuits and components ("microelectronic") and electromechanical and mechanical equipment and components ("electromechanical").

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The sales and operating results of each industry segment and the identifiable assets attributable to each industry segment for fiscal years 1995, 1994 and 1993 are set forth in Note 13 to the Consolidated Financial Statements.

NARRATIVE DESCRIPTION OF BUSINESS

                            MICROELECTRONIC CIRCUITS

The products designed, manufactured and sold by the Company in its microelectronic segment include high density, solid state memory modules and multichip modules for use in both commercial and military applications.

                    HIGH DENSITY, SOLID STATE MEMORY MODULES

The Company designs and manufactures high density memory microcircuits. These memory modules are designed specifically for use in adverse environmental conditions. In addition, these solid state memory modules are designed to provide larger amounts of mass memory, space reduction and faster data processing speeds. These products are used in both military and commercial applications and include static RAM modules (SRAM), electronically erasable PROM modules (EEPROM), and Flash PROM modules.

                                MULTICHIP MODULES

The Company designs and manufactures highly reliable, compact multichip modules (MCM's). Multichip modules are used as components in a broad spectrum of electronic devices where circuit reliability and size reduction is important. A multichip module is a packaging technique that places several semiconductor chips, interconnected with a high density substrate, into a compact package. Multichip modules can be designed to perform a wide variety of electronic functions, such as amplifiers, regulators, switches, data converters, oscillators and decoders. These products are sold to original equipment manufacturers serving principally the military market, as well as the aerospace, medical and high temperature markets.

                         MICROELECTRONIC SEGMENT REVIEW

The products designed, manufactured, and sold by the Company in its microelectronic segment are sold to private industry and to the United States and foreign governments both through Company sales personnel and independent sales representatives and distributors. The materials, products and services used by the Company to manufacture products in its microelectronic segment are readily available from a variety of sources. None of the business of the microelectronic segment is seasonal.

Neither the needs of the Company for a continuing allotment of goods from its suppliers, nor the requirements of its customers for the products of this segment require the carrying of significant finished goods inventory.

Although the Company purchases components from other manufacturers, some of which must be ordered several months in advance, it has not encountered, and does not anticipate encountering, any significant difficulty in obtaining the components required in its manufacturing operations. The Company does not provide extended payment terms to its customers. Products in the microelectronic segment are sold under a standard one year warranty and may be returned for repair or replacement during the warranty period.

The backlog for products of the microelectronic segment was approximately $8,249,000 and $11,341,000, at the end of fiscal years 1995 and 1994, respectively. Approximately 100% percent of this segment's fiscal 1994 backlog was shipped during fiscal 1995. Approximately 98% percent of the fiscal 1995 year-end backlog is expected to be shipped during fiscal 1996 and the remainder in fiscal 1997.

Management believes that the key competitive factors affecting its microelectronic segment are product reliability, the ability to meet delivery schedules and price. In marketing the products of this segment, the Company competes with many other companies, many of which have greater financial strength and technical and marketing resources than does the Company. Consequently, it is the Company's objective to concentrate its activities in markets where its resources do not place it at a competitive disadvantage and where the Company's engineering capabilities and the reliability of its products are recognized.

            ELECTROMECHANICAL AND MECHANICAL EQUIPMENT AND COMPONENTS

The products designed, manufactured and sold by the Company in its electromechanical segment include electromechanical components and packages, electromechanical display devices, electronic display devices, keyboards and related sub-systems, medical and dental equipment and ordnance products.

                    ELECTROMECHANICAL COMPONENTS AND PACKAGES

The Company's electromechanical components and instrument packages consist of rotating devices, including gearheads, mechanical counters, dial drives, mechanical packages and related devices. Specific applications for these products include controls for automatically tuning airborne radio transmitters and receivers, controls for fuel flow in jet engines and selected automatic flight control servomechanisms. These products are sold principally to aircraft instrument manufacturers as information displays in aerospace and ground equipment.

                        ELECTROMECHANICAL DISPLAY DEVICES

The Company also produces digital displays which permit a more accurate readout of information than is feasible with analog meters. These products include display devices which respond electromagnetically to electronic input signals, thus eliminating mechanical transmission delays. These products are sold primarily to aircraft instrument manufacturers.

                               INTERFACE PRODUCTS

The Company designs and manufactures, to customer specification, a variety of keyboard assemblies for military and commercial aerospace applications. The Company has the capability of meeting demanding requirements such as backlighting to meet night vision goggle (NVG) compatibility, adverse environments, and the integration of displays, including LCD's, and microprocessor technology.

                           MEDICAL AND DENTAL PRODUCTS

The Company produces and markets a dental/medical equipment sterilizer (Cox Rapid Heat Sterilizer) which is primarily sold in the dental equipment market. Other product activities involve the joint development of a new type of dental x-ray device with Panoramic Corporation. The x-ray system is a real time intra-oral imaging device which, due to its low patient radiation exposure, permits the operator to view live x-ray images.

                                    ORDNANCE

The Company produces mechanical and electromechanical fuzing and safing and arming devices. Fuzes and safing and arming devices are manufactured for use in various rocket and missile applications, and are sold directly to the U.S. Government or to U.S. Government military prime contractors.

                     ELECTROMECHANICAL PACKAGES AND SYSTEMS

The Company designs and manufacturers complex specialized systems used in interface control of cable handling systems aboard submarines and antenna control systems in satellite communications systems. These products are sold directly to the U.S. Government or to U.S. Government prime contractors.

                        ELECTROMECHANICAL SEGMENT REVIEW

The customers for the products of the electromechanical segment include original equipment manufacturers in the aerospace industry and agencies of the United States Government. The materials, products and services used by the Company to manufacture its products in the electromechanical segment are readily available from a variety of sources. None of the business of the electromechanical segment is seasonal.

Neither the needs of the Company for a continuing allotment of goods from its suppliers nor the requirements of its customers for the products of the electromechanical segment require the carrying of finished goods inventory. While the Company purchases components from other manufacturers, some of which must be ordered several months in advance, it has not encountered, and does not anticipate encountering, any significant difficulty in obtaining the components required in its manufacturing operations. The Company does not provide extended payment terms to its customers. Products in the electromechanical segment are sold under a standard one year warranty and may be returned for repair or replacement during the warranty period.

The backlog for products of the electromechanical segment was approximately $2,834,000 and $6,887,000, at the end of fiscal years 1995 and 1994, respectively. Approximately 63% percent of this segment's 1994 backlog was shipped during fiscal 1995. Approximately 97% percent of the fiscal 1995 year-end backlog is expected to be shipped during fiscal 1996 and the remainder in fiscal 1997 and 1998.

Management believes that price, product reliability and the ability to meet delivery schedules are the key competitive factors relating to the Company's products. Since many of the Company's competitors have greater financial strength and technical and marketing resources, the Company's objective is to concentrate its activities in markets in which its engineering capabilities and the reliability of its products are recognized. The Company believes it is a significant supplier in its selected product areas even though it faces strong competition from other manufacturers, some of which utilize technology different from that used by the Company.

                               PRINCIPAL CUSTOMERS

In fiscal years 1995 and 1994, sales of microelectronic products to one customer accounted for approximately 21% and 27% respectively, of the Company's total sales. Sales in this segment during 1995 to another customer also accounted for approximately 12% of the Company's total sales. During fiscal year 1993, sales of various electromechanical business segment products to the U.S. government accounted for approximately 20 percent of the Company's total sales for that year. No other customer accounted for 10 percent or more of the Company's total sales in either business segment for such fiscal years. The majority of the Company's sales in both business segments are made to the U.S. Government or to U.S. Government prime contractors. These contracts tend to be for relatively large dollar amounts, sometimes calling for deliveries over more than one year. The award of new contracts or the expiration of old contracts could have a significant short-term impact on sales and operating results.

                      RESEARCH, ENGINEERING AND DEVELOPMENT

Current research and product development activities are directed primarily toward the improvement of existing standard products while some projects are focused on the development of new products. Although the Company devotes a minimal portion of its resources to pure research and development, the Company emphasizes the application of its engineering expertise to the development and refinement of proprietary products. Expenditures by the Company on research and product development for fiscal years 1995, 1994 and 1993 amounted to approximately $762,000, $593,000 and $272,000 respectively. The Company principally utilizes its engineering staff in its research and development efforts.

                            ENVIRONMENTAL PROTECTION

Compliance with federal, state and local laws or regulations which govern the discharge of materials into the environment, has not had a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

                                    EMPLOYEES

As of September 30, 1995, the Company employed 204 persons. Of such employees, 92 were employed in the microelectronic segment, 107 in the electromechanical segment and 5 were employed on the corporate staff. A total of 59 of the Company's employees in the electromechanical segment were employed pursuant to collective bargaining agreements covering workers at the Company's Technologies division in Fort Wayne, Indiana. This agreement will expire on November 15, 1998. The Company believes its labor relations are satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

The names, ages, positions and business experience of all of the executive officers of Bowmar are listed below. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Shareholders and serve until the next annual election or until their successors have been elected and qualified or as otherwise provided in the Company's By-Laws.

There are no family relationships between any of the directors and executive officers of the Company, nor any arrangement or understanding between any such executive officer and any other person pursuant to which he was elected as an executive officer.

NAME, AGE & POSITION                            BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS
--------------------                            ----------------------------------------------
EDWARD A. WHITE, 67                             Elected Chairman of the Board of the Company on October 22,
Chairman of the Board                           1983.  Served as Chief Executive Officer from October 22, 1983 to
                                                January 31, 1992 and as President from July 31, 1987 until
                                                December 10, 1990.

THOMAS K. LANIN, 52                             Elected President and Chief Executive Officer on June 2, 1995.
President and Chief                             Served as Vice President Finance and Chief Financial Officer from
Executive Officer                               March 1987 and Secretary and Treasurer from April 1987.  Elected as a director of the Company in July 1988.

JOSEPH G. WARREN, JR., 50                       Elected Vice President Finance, Chief Financial Officer, Secretary
Vice President Finance,                         and Treasurer on July 12, 1995.  From 1994 to 1995 served as Vice
Chief Financial Officer,                        President Finance of Axxess Technologies, Inc.  From 1993 to 1994
Secretary and Treasurer                         served as Vice President of Golden Technologies, Inc.  From 1992
                                                to 1993 served as President of Coors Ceramicon Designs, Ltd., and from 1985 to 1992 served as Vice President Finance of Coors
                                                Ceramics Company.


ITEM 2    PROPERTIES

The following table sets forth the information as to the Company's principal properties:

                              APPROXIMATE
  LOCATION                       SIZE                    TYPE OF OWNERSHIP                    OPERATION/FUNCTION
  --------                    -----------                -----------------                    ------------------
Ft. Wayne, IN               75,000 sq. ft.               Owned                            Manufacture of electro-
                            (plus 10 acres                                                mechanical and
                            of vacant land                                                mechanical equipment
                            adjacent thereto)                                             and components

Phoenix, AZ                 28,000 sq. ft.               Lease (expires                   Manufacture of
                                                         10/97)                           microelectronic modules

Phoenix, AZ                 2,900 sq. ft.                Lease (expires 3/98)             Corporate executive office

Acton, MA                   82,000 sq. ft.               Owned                            Land and buildings held
                                                                                          for sale; leased to
                                                                                          third party

Management considers these properties to be well maintained and adequate for their use. See Note 6 to the Consolidated Financial Statements in this Annual Report for description of the mortgages and liens on these properties.

ITEM 3    LEGAL PROCEEDINGS

NONE.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal 1995.

                                    PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See Note 14 to the Consolidated Financial Statements in this Annual Report.

ITEM 6    SELECTED FINANCIAL DATA
          (In thousands of dollars, except share data)

                                                                                             FISCAL YEAR
OPERATIONS:                                         1995           1994            1993          1992           1991
----------------------------------------------------------------------------------------------------------------------
Net sales                                       $   26,869     $   27,821     $   20,101     $   24,596     $   27,476
----------------------------------------------------------------------------------------------------------------------
Gross margin                                    $   10,153     $   10,324     $    5,990     $    8,171     $    7,217
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                      $      577     $    2,550     $      888     $    1,416     $      272
----------------------------------------------------------------------------------------------------------------------
Net income                                      $    3,903     $    2,175     $      755     $    1,243     $      286
----------------------------------------------------------------------------------------------------------------------
Weighted average number of common
  shares and equivalents - primary               6,615,241      6,554,441      6,236,590      6,261,963      6,124,655
----------------------------------------------------------------------------------------------------------------------
Net income per common share - primary           $     0.54     $     0.28     $     0.06     $     0.20     $     0.05
----------------------------------------------------------------------------------------------------------------------
Net income per common share - fully diluted     $     0.48     $     0.27     $     0.06     $     0.20     $     0.05
----------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION (AT YEAR END):
----------------------------------------------------------------------------------------------------------------------
Working capital                                 $    6,889     $    5,209     $    3,817     $    3,497     $    2,324
Total assets                                    $   17,432     $   13,783     $   10,910     $   11,368     $   12,354
Long-term debt                                  $    3,992     $    4,617     $    5,078     $    5,891     $    8,814
----------------------------------------------------------------------------------------------------------------------

Note: No dividends have been declared or paid on Bowmar common shares. There were 2,792 holders of record of Bowmar common stock on December 18, 1995.

This table should be read in conjunction with the Consolidated Financial Statements provided elsewhere herein.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 1995, 1994 and 1993 net sales were $26,869,000, $27,821,000 and
$20,101,000 respectively. The 3.4% decrease in net sales from 1994 to 1995 was the result of a 10.5% decrease in sales in the electromechanical segment. The decrease in sales in the electromechanical segment was primarily in the mechanical and interface product lines, partially offset by increased ordnance and rapid heat transfer sterilizer product lines. The increased sales in the ordnance product line were positively impacted by a $435,000 claim settlement recognized in the second quarter of fiscal 1995. Sales during fiscal 1995 in the microelectronic segment were approximately equivalent to those in the prior year. This segment experienced a decrease in custom military products which was offset by an increase in the standard military memory product line. The 38.4% increase in net sales from 1993 to 1994 was the result of a 137.4% increase in sales in the microelectronic segment, partially offset by a 21.5% decrease in sales in the electromechanical segment. Sales in the microelectronic segment increased by approximately $10.4 million due primarily to a large order for high density memories being utilized in the Abrams tank, as well as other new memory products. Sales in the electromechanical segment decreased from 1993 to 1994 by approximately $2.7 million due primarily to decreased sales in both ordnance and systems products reflecting increased competitive pressures due to the decreased level of procurement by the Department of Defense. Sales for the fourth quarter of fiscal 1993 for the electromechanical segment included $1.9 million received in settlement of an ordnance claim.

The Company continues to believe that changes in defense spending will not have a material adverse affect on the Company's overall results. However, it appears that although the Company's microelectronic segment of the Company's business could experience growth as a result of changes in defense spending, the Company's electromechanical segment could continue to be negatively impacted. Accordingly, the Company continues to pursue its goal of reduced dependency on the defense industry.

Gross margin, as a percentage of sales, increased slightly during fiscal 1995 to 37.8%. Gross margins in the microelectronic segment were approximately $8.0 million or 44.2% due to improving margins in the standard military memory product line. Gross margins in the electromechanical segment were approximately $2.2 million or 24.7% where margin percentages were down in each product line. The gross margin for this segment was positively impacted by 5% due to the recognition of the above noted ordnance claim settlement. Gross margins, as a percent of sales, were 37.1% in fiscal 1994. Gross margins in the microelectronic segment in 1994 were approximately $7.0 million or 38.9% due primarily to the increased sales of high density memory products which have a higher gross margin than other product lines. Gross margins in the electromechanical segment in 1994 were approximately $3.3 millon or 33.8%. Although sales in this segment had been down from the prior year, margins in the mechanical and keyboard product lines increased over that year. Gross margins, as a percent of sales, had decreased to 29.8% in fiscal 1993. This gross margin percentage was 28.0% before giving effect to the gross margin of approximately $900,000 derived from the settlement of a $1.9 million ordnance claim.

Selling, general and administrative expenses in fiscal 1995 were approximately 22.2% greater than those in fiscal 1994. This increase was principally due to increased commissions, advertising and bonuses in the microelectronic segment, to the writeoff in the third quarter of $236,000 in prepaid royalty payments and increased marketing expenses both related to the Cox Sterile Products acquisition, as well as to a $338,000 charge for the post employment benefits of a former executive at the Company's headquarters. In fiscal 1994 selling, general and administrative expense were greater than in 1993, due primarily to increased commissions, marketing, and promotional support and bonus expenses in the microelectronic segment, and increased advertising and selling expenses in the electromechanical segment.

Product development expense in fiscal 1995 increased by $169,000 or 28% over 1994 due to increased spending on the rapid heat transfer sterilizer in the electromechanical segment and new product development and research in the microelectronic segment. Product development expense also increased in fiscal 1994 versus 1993. The increase, primarily in the electromechanical segment, related to the development of prototypes of a high-definition, low-intensity dental x-ray machine and the development of a sterilizing autoclave.

Interest expense in fiscal 1995 was approximately the same as in fiscal 1994, due to decreased borrowing in 1995 which offset the effect of higher interest rates. Interest expense in fiscal 1994 was approximately the same as in fiscal 1993. The effect of increased borrowing on interest expense was offset by reduced overall interest rates on term debt and the write off, in 1993 (as compared to 1994), of greater deferred debt issuance costs. The Company expects that the lower rates under its new financing agreement will lower its overall cost of financing in the near term.

Other income in fiscal 1995 consists of net rent proceeds from the Company's leased facility in Acton, MA., offset primarily by the write-off of $319,000 of goodwill associated with the Cox Sterile Products acquisition. In fiscal 1994, other income consisted primarily of the net rent proceeds, offset by expenses related to a dispute with a state taxing authority and the write-off of disputed reimbursable costs on a third-party development contract. Other income in fiscal 1993 consisted primarily of net rent proceeds and gains on the disposition of certain fixed assets.

During the third quarter of fiscal 1995, the Company recorded a $3.3 million tax credit resulting from the elimination of the valuation allowance, as prescribed by the provisions of Statement of Financial Accounting Standards No. 109, related to the Company's deferred tax assets. As a result of this elimination, the Company's effective tax rate in future years for financial statement purposes will approximate the statutory rate. The Company is subject to the alternative minimum tax which, when combined with state taxes, resulted in a current tax provision of $200,000, $375,000 and $133,000 in fiscal 1995, 1994 and 1993, respectively. During the fourth quarter of fiscal 1994 the Company recorded a tax liability of $176,000 after becoming aware of a potential liability with regard to certain state income taxes for taxable years 1990 through 1994 as a result of a ruling by that state's supreme court. There have been no tax assessments nor has the state audited the Company's tax returns for those years.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Fiscal year-end 1995 working capital increased to $6,889,000 from $5,209,000 at October 1, 1994. Included in this increase is $1,698,000 in current deferred tax assets. Changes in the components of working capital are detailed in the Company's Consolidated Statements of Cash Flows. The Company's current ratio at fiscal year-end 1995 is approximately 2.3 to 1. Its total debt-to-equity ratio improved to approximately 1.2 to 1.

Management believes that cash generated by operations, in addition to the Company's borrowing capability, should be sufficient to fund the Company's cash needs for the foreseeable future.

Subsequent to fiscal year-end 1995, the Company entered into a $10.7 million financing agreement with Bank One Arizona, N.A. The financing agreement provides for a two-year revolving line of credit facility of $4.0 million at 1% over the Bank's prime rate, a five year term loan of $4.2 million at 1.25% over the Bank's prime rate, an acquisition line of credit of $1 million at 1.5% over the Bank's prime rate and a $1.5 million equipment leasing line of credit. Approximately $2.1 million of the new term loan was used to pay the outstanding term loan with Foothill Capital Corporation and approximately $1.8 million was used to retire the balance of the Company's 13.5% convertible subordinated debentures. The remaining financing is expected to be used for working capital, equipment purchases and possible acquisitions.

The Company continues to seek a buyer for its land and building in Acton, MA, and anticipates that proceeds from the sale would be in excess of the obligations thereon.

The Company's capital expenditure plans are principally to expand manufacturing capacity in the microelectronic segment and to improve the efficiency of the manufacturing processes, and are expected to be financed largely through leasing arrangements and, to a lesser extent, through funds provided from operations.

In fiscal 1995 and 1994, the Company generated $3,017,000 and $946,000, respectively of cash from operating activities. Management anticipates that operations will continue to generate cash in the foreseeable future. Management also anticipates that for the near term its cash payments for Federal income taxes will be based on rates applicable to the alternative minimum tax as it uses its net operating loss carryforwards.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14 of this Annual Report for required financial statements and supplementary data.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11   EXECUTIVE COMPENSATION

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by PART III (ITEMS 10, 11, 12 and 13) is incorporated herein by reference to the Company's definitive Proxy Statement, prepared in connection with the 1996 Annual Meeting of Shareholders, filed pursuant to Regulation 14A.

                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)(2)        Financial Statements and Supplementary Data

              Consolidated Financial Statements                                                 Page
              ---------------------------------                                                 ----
              Consolidated Balance Sheets as of September 30, 1995 and                           11
              October 1, 1994

              Consolidated Statements of Income for the Years Ended

              September 30, 1995, October 1, 1994 and October 2, 1993                            12

              Consolidated Statements of Shareholders' Equity for the Years

              Ended September 30, 1995, October 1, 1994 and October 2, 1993                      13

              Consolidated Statements of Cash Flows for the Years Ended

              September 30, 1995, October 1, 1994 and October 2, 1993                            14

              Notes to Consolidated Financial Statements                                         15

              Report of Independent Accountants                                                  25

              Financial Data Schedule

              Financial Statement Schedules for the Years Ended September 30, 1995, October 1, 1994, and October 2, 1993

              Financial statement schedules have been omitted because either they are not required or are not applicable, or because the information has been included in the consolidated financial statements or notes thereto.

(a)(3)   Exhibits

         Exhibit Number

         3.1 Amended and Restated Articles of Incorporation. (Previously filed as Exhibit A to the Registrant's definitive Proxy Statement prepared in connection with the 1993 Annual Meeting of Shareholders, which is incorporated herein by reference.)

         3.2 Amended and Restated Code of By-Laws as amended on July 28, 1995. (The former having been previously filed as Exhibit 3 to the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and the latter having been previously filed as Exhibit 5(a) to the Current Report on Form 8K dated October 16, 1995, both of which are incorporated here in by reference.)

         4.1 Indenture, Bowmar Instrument Corporation 13 1/2% Convertible Subordinated Debentures due December 15, 1995. (Previously filed as Exhibit 4.4 to the Registration Statement on Form S-7, File No. 2-70025, on November 25, 1980, which is incorporated herein by reference.)

         4.2      See Exhibit 3.1 above.

                                       10a

         10.1(a) Loan documents by and between Foothill Capital Corporation ("Foothill") and Bowmar Instrument Corporation and its wholly owned subsidiaries Bowmar/ALI, Inc. and White Technology, Inc. (Previously filed as exhibits 10.1(a) through 10.1(n) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1989, Exhibits 10.1(o) through 10.1(w) for the fiscal year ended September 30, 1990, Exhibit 10.1(x) for the fiscal year ended September 30, 1991, Exhibits 10.1 (gg) and (hh) for the fiscal year ended September 30, 1992, and Exhibits 10.1 (bb) and (cc) for the fiscal year ended October 2, 1993 which are incorporated herein by reference.)

         10.1(b) Lease dated February 23, 1990, by and between Bowmar/Ali, Inc. as landlord and Lau Acquisition Corporation as tenant. (Previously filed as Exhibit 10.1 (bb) to the Registrant's Annual Report of Form 10-K for the fiscal year ended September 30, 1990, which is incorporated herein by reference.)

         10.1(c) Employment agreement dated August 15, 1991 between Edward A. White and Bowmar Instrument Corporation. (Previously filed as
                  Exhibit 10.1 (dd) to the Registrant's Annual report of Form 10-K for the fiscal year ended September 30, 1991, which is incorporated herein by reference.)

         10.1(d) Employment agreement dated August 15, 1991, as amended as of August 15, 1992, and as of June 1, 1995 between Gardiner S. Dutton and Bowmar Instrument Corporation. (The first two having been previously filed as Exhibit 10.1 (ff) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, and the last having been filed as
                  Exhibit 5(b) to Form 8-K dated June 26, 1995, all which are incorporated herein by reference.)

         10.1(e) Amendment No. Sixteen dated April 2, 1994, to General Loan and Security Agreements dated August 30, 1989, by and among Foothill, Bowmar Instrument Corporation and Bowmar/Ali, Inc.

         10.2(a) Form of Incentive Stock Option Agreement covering incentive stock options granted under the Corporation's now terminated 1986 Plan, as amended October 23, 1987. (Previously filed as
                  Exhibit 10.2 (c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1987, which is incorporated herein by reference.)

         10.2(b) Form of Non-Incentive Stock Option Agreement covering non-incentive stock options granted under the Corporation's now terminated 1986 Plan, as amended October 23, 1987. (Previously filed as Exhibit 10.2 (c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1987, which is incorporated herein by reference.)

         10.2(c) Bowmar Instrument Corporation Stock Option Plan for Non-Employee Directors as amended February 4, 1994. (Incorporated herein by reference to Exhibit B to the Registrant's definitive Proxy Statement, prepared in connection with the 1994 Annual Meeting of Shareholders.)

         10.2(d) Non-Incentive Stock Option Agreement dated August 16, 1991, as amended August 15, 1992, between Bowmar Instrument Corporation and Gardiner S. Dutton. (Previously filed as Exhibit 10.1 (ff) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, which is incorporated herein by reference.)

                                       10b

         10.2(e) 1994 Flexible Stock Plan. (Previously filed as Exhibit A to the Registrant's definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of Shareholders, which is incorporated herein by reference.)

         10.3(a) Form of Agreement governing awards of restricted stock under the Corporation's now terminated Restricted Plan (Incorporated by reference to the exhibit to Amendment No. 1 to the Registrant's Registration Statement of Form S-8 (No. 2-67645).)

         10.4(a) Loan Agreement, dated as of August 28, 1995, by and between the Registrant and Bank One, Arizona NA (the "Lender").

         10.4(b) Security Agreement, dated as of August 28, 1995, executed by the Registrant, as Debtor, in favor of the Lender, as Secured Party.

         10.4(c) Promissory Note (Acquisition Note), dated August 28, 1995, in the principal amount of $1,000,000, executed by the Registrant in favor of the Lender.

         10.4(d) Promissory Note (Term Note), dated August 28, 1995, in the principal amount of $4,200,000, executed by the Registrant in favor of the Lender.

         10.4(e) Revolving Promissory Note, dated August 28, 1995, in the principal amount of $4,000,000, executed by the Registrant in favor of the lender.

         10.4(f) Mortgage Security Agreement, Assignment of Rents and Fixture Filing (Indiana), dated August 28, 1995, by and between the Registrant, as Mortgagor, and the Lender, as Beneficiary.

         10.4(g) Mortgage, Security Agreement, Assignment of Rents and Fixture Filing (Massachusetts), dated August 28, 1995, by and between Bowmar/ALI, Inc., a Massachusetts corporation (a wholly-owned subsidiary of the Registrant), as Mortgagor, and the Lender, as Beneficiary.

         11       Computation of Earnings per share

         21 Subsidiaries of the Registrant - The Registrant has one subsidiary, Bowmar/Ali, Inc., a Massachusetts Corporation.

         23       Consent of Independent Accountants

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         On July 28, 1995, the Registrant filed a report on Form 8-K regarding its Amended and Restated Code of By-Laws.

(c)      Not applicable.

(d)      Not applicable.

                                       10c

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                SEPTEMBER 30,  OCTOBER 1,
                                                                    1995          1994
---------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash                                                           $    739      $    147
  Accounts receivable, net                                          3,882         4,834
  Inventories                                                       5,420         4,866
  Prepaid expenses                                                    457           478
  Deferred income taxes                                             1,698             0
---------------------------------------------------------------------------------------
     Total Current Assets                                          12,196        10,325

Property, Plant and Equipment, net                                  1,335         1,446
Deferred Income Taxes                                               2,167             0
Other Assets, net                                                   1,734         2,012
---------------------------------------------------------------------------------------
Total Assets                                                     $ 17,432      $ 13,783
=======================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable                                                  $      0      $  1,135
  Current portion of long-term debt                                   661           639
  Accounts payable                                                  1,453         1,036
  Accrued salaries and benefits                                     2,092         1,555
  Other accrued expenses                                            1,101           751
---------------------------------------------------------------------------------------
     Total Current Liabilities                                      5,307         5,116
Long-Term Debt                                                      3,992         4,617
Other Long-Term Liabilities                                           338             0
---------------------------------------------------------------------------------------
     Total Liabilities                                              9,637         9,733
---------------------------------------------------------------------------------------
Commitments and Contingencies (see Note 10)
---------------------------------------------------------------------------------------
Shareholders' Equity
  Preferred stock, $1 par value,
    authorized 500,000 shares, issued 119,900                         120           120
    and 120,032 shares
  Common stock, $.10 stated value, authorized
    15,000,000 shares, issued 6,499,316 and 6,458,257 shares          650           646
   Treasury stock, 44,442 shares, at stated value                      (4)           (4)
   Additional paid-in capital                                       6,245         6,047
  Retained earnings (deficit)                                         784        (2,759)
---------------------------------------------------------------------------------------
     Total Shareholders' Equity                                     7,795         4,050
---------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                       $ 17,432      $ 13,783
=======================================================================================

See notes to consolidated financial statements.

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands of dollars, except share data)

                                                                              FISCAL YEAR

                                                                 1995            1994           1993
--------------------------------------------------------------------------------------------------------
Net sales                                                    $    26,869     $    27,821     $    20,101

Cost of sales                                                     16,716          17,497          14,111
--------------------------------------------------------------------------------------------------------
Gross margin                                                      10,153          10,324           5,990
--------------------------------------------------------------------------------------------------------
Expenses:
   Selling, general and administrative                             8,315           6,807           4,562
   Product development                                               762             593             272
   Interest expense                                                  723             751             775
   Other (income) expense, net                                      (224)           (377)           (507)
--------------------------------------------------------------------------------------------------------
   Total expenses                                                  9,576           7,774           5,102
--------------------------------------------------------------------------------------------------------
Income before income taxes                                           577           2,550             888
Income taxes                                                       3,326            (375)           (133)
--------------------------------------------------------------------------------------------------------
NET INCOME                                                   $     3,903     $     2,175     $       755
========================================================================================================
Net income per common share:
    Primary                                                  $      0.54     $      0.28     $      0.06
    Fully diluted                                            $      0.48     $      0.27     $      0.06
--------------------------------------------------------------------------------------------------------
Weighted average number of common shares and equivalents:
    Primary                                                    6,615,241       6,554,441       6,236,590
    Fully diluted                                              8,214,708       8,156,853       7,953,494
========================================================================================================

See notes to consolidated financial statements.

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (In thousands of dollars, except share data)

                                                                                                    TOTAL
                                                                          ADDITIONAL  RETAINED     SHARE-
                                       PREFERRED     COMMON     TREASURY    PAID-IN   EARNINGS     HOLDERS'
                                         STOCK       STOCK       STOCK      CAPITAL   (DEFICIT)     EQUITY
----------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 1992                $   131     $   615     $    (3)    $ 5,907    $(4,943)    $ 1,707

Net income                                                                                 755         755
Issuance of common stock:
   Exercise of options and
     awards - 3,000 shares                                1                       2                      3
   Exchange of 23,458 shares
     for 1,760 shares of preferred           (2)          2                                              0
Deferred compensation costs                                                      12                     12
Treasury stock transactions:
   Purchase of 20,000 shares                                         (2)        (48)                   (50)
   Exercise of options -
    13,000 shares                                                     1          21                     22
Additional expenses related
   to debenture exchange                                                        (49)                   (49)
Payment of preferred dividends                                                            (384)       (384)
----------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 2, 1993                    129         618          (4)      5,845     (4,572)      2,016

Net income                                                                               2,175       2,175
Issuance of common stock:
   Exercise of options and
     awards - 161,970 shares                             16                     158                    174
   Exchange of 116,873 shares
     for 8,768 shares of preferred           (9)         12                      (3)                     0
Deferred compensation costs                                                      47                     47
Payment of preferred dividends                                                            (362)       (362)
----------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 1994                    120         646          (4)      6,047     (2,759)      4,050

Net income                                                                               3,903       3,903
Issuance of common stock:
   Exercise of options and
   awards and related tax benefits -
   40,500 shares                                          4                     158                    162
Deferred compensation costs                                                      40                     40
Payment of preferred dividends                                                            (360)       (360)
----------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995             $   120     $   650     $    (4)    $ 6,245    $   784     $ 7,795
==========================================================================================================

See notes to consolidated financial statements.

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (In thousands of dollars)

                                                                                   FISCAL YEAR
                                                                  1995                 1994                 1993
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                      $ 3,903              $ 2,175               $   755
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                     552                  701                   528
  Amortization of debt issue costs                                   52                   36                   146
 Deferred income tax benefit                                     (3,526)                   0                     0
  Net changes in balance sheet accounts:
    Accounts receivable                                             952               (1,897)                  464
    Inventories                                                    (554)                (692)               (1,406)
    Prepaid expenses                                                 21                  (92)                   (5)
    Other assets                                                    319                    0                   630
    Accounts payable                                                417                 (469)                  589
    Accrued salaries and benefits                                   537                  964                  (609)
    Other accrued expenses                                          350                  163                  (574)
    Other                                                            (6)                  57                  (101)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                         3,017                  946                   417
------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment                         (454)                (450)                 (364)
Proceeds from sales of property, plant and equipment                  5                    0                    12
Net change in other assets                                          (41)                (243)                   17
------------------------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                            (490)                (693)                 (335)
------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Borrowings under (payments on) notes payable, net                (1,135)                 499                   636
Retirement of long-term debt                                       (602)                (553)                 (841)
Issuance of common stock                                            162                  174                    25
Payment of costs for preferred stock issuance                         0                    0                   (49)
Payment of preferred stock dividends                               (360)                (362)                 (384)
Purchase of treasury stock                                            0                    0                   (50)
------------------------------------------------------------------------------------------------------------------


Net cash (used in) financing activities                          (1,935)                (242)                 (663)
------------------------------------------------------------------------------------------------------------------
Net change in cash                                                  592                   11                  (581)
Cash at beginning of year                                           147                  136                   717
------------------------------------------------------------------------------------------------------------------
Cash at end of year                                             $   739              $   147               $   136
------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid for interest                                      $   689              $   974               $   843
Net cash paid for income taxes                                  $   164              $   190               $   113
Non-Cash Investing and Financing Activities:
  Capital lease agreements                                      $    88              $   235               $     0
==================================================================================================================

See notes to consolidated financial statements.

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES

         a.    BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Bowmar Instrument Corporation and its subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions are eliminated. Certain amounts in prior fiscal years consolidated financial statements have been reclassified to conform to current presentation.

         b.    CHANGE IN FISCAL YEAR-END

         The Company elected in fiscal 1993 to change its fiscal year-end from September 30 to the Saturday nearest September 30, in order to coincide the Company's year-end with the 4/4/5 week schedule of its operating units.

         c.    ACCOUNTS RECEIVABLE

         Accounts receivable have been reduced by an allowance for doubtful accounts of approximately $102,000 and $126,000 at fiscal year-end 1995 and 1994, respectively.

         d.    INVENTORIES

         Inventories are stated at the lower of cost (principally first-in, first-out) or market. In accordance with industry practices, inventories may include amounts relating to contracts and programs with long production cycles, a portion of which is not expected to be realized within one year.

         e.    PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, including property under capital lease agreements, are stated at cost. Depreciation is determined on a straight-line basis over the estimated useful lives ranging from 5 to 33 years for buildings and improvements and 3 to 10 years for machinery and equipment. Leasehold improvements are amortized over the lives of the leases or estimated useful lives of the assets, whichever is less. When assets are sold or otherwise retired, the cost and accumulated depreciation are removed from the books and the resulting gain or loss is included in operating results.

         f.    GOVERNMENT CONTRACTS

         Sales under government contracts are recorded when the units are shipped and accepted by the government. Applicable earnings are recorded pro rata based upon total estimated earnings at completion of the contracts; projected losses are provided for in their entirety when identified.

         g.    PRODUCT DEVELOPMENT

         Product development and tooling costs relating to specific customer orders are charged to expense as such orders are delivered.

         h.    INCOME TAXES

         The Company files a consolidated tax return with all of its wholly-owned subsidiaries. Temporary differences in the recognition of taxable income for financial reporting and income tax purposes relate primarily to the use of different depreciation methods and useful lives for tax purposes, the allowances for doubtful accounts and inventory obsolescence and the timing of reporting bonus expense.

         i.    NET INCOME PER COMMON SHARE

         Primary income per share is computed by deducting preferred dividends from net income to determine net income available to common shareholders. This amount is then divided by the weighted average number of common shares outstanding and common stock equivalents. Income per share assuming full dilution is determined by dividing net income by the weighted average number of common shares outstanding during the year after giving effect to common stock equivalents arising from stock options and preferred stock assumed converted to common stock.

         j.    ACCOUNTING STANDARD NOT ADOPTED

         The Company has not made a decision as to the date or method of adoption of Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" issued in October 1995.

2.       INVENTORIES

Inventories consist of the following:

                                 SEPTEMBER 30,             OCTOBER 1,
                                     1995                     1994
---------------------------------------------------------------------
         Raw materials            $ 2,164,000             $ 1,807,000
         Work-in-process            2,891,000               2,718,000
         Finished goods               365,000                 341,000
---------------------------------------------------------------------
                                  $ 5,420,000             $ 4,866,000
=====================================================================

Under contractual arrangements by which progress payments are received on U.S. Government subcontracts, title to inventories identified with related contracts is vested in the government. Inventories were reduced by $40,000 in 1995 and $140,000 in 1994 for such progress payments.

3.       OTHER ASSETS

Other assets include approximately $1,532,000 for certain land and buildings in Acton, MA. The Company intends to sell this property which is presently leased to the purchasers of the Bowmar/ALI Military Systems Division under an operating lease agreement which extends through February 1997. Rental income during fiscal years 1995, 1994 and 1993 was $552,000, $532,000 and $512,000, respectively.
Future minimum rentals due the Company under this lease are approximately $572,000 in 1996 and $242,000 in the first five months of 1997. In fiscal 1994 other assets also included approximately $340,000 of goodwill related to the Cox Sterile Products acquisition. This remaining goodwill was written off in the third quarter of fiscal 1995 by a charge of $319,000 to other expense.

4.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                               SEPTEMBER 30,       OCTOBER 1,
                                                    1995              1994
         --------------------------------------------------------------------
         Land                                   $   123,000       $   123,000
         Buildings and improvements                 927,000           888,000
         Machinery and equipment                  5,745,000         6,639,000
         Leasehold improvements                     315,000           352,000

           Total, at cost                         7,110,000         8,002,000
         Less accumulated depreciation
           and amortization                       5,775,000         6,556,000
         --------------------------------------------------------------------
                                                $ 1,335,000       $ 1,446,000
         ====================================================================

At fiscal year-end 1995 and 1994, property, plant and equipment includes approximately $473,000 and $450,000, respectively, of equipment under leases that have been capitalized. Accumulated amortization for such equipment approximated $233,000 and $134,000 for fiscal years 1995 and 1994, respectively.

5.       NOTES PAYABLE

Notes payable at September 30, 1995, represent borrowings issued in conjunction with an asset-based lending agreement with Foothill Capital Corporation consisting of a credit line and term loans collateralized by the Company's assets. Subsequent to the fiscal year-end the Company entered into a $10.7 million financing agreement with Bank One Arizona (see Note 6). The Foothill lending agreement which expired November 15, 1995, had an authorized maximum borrowing on the credit line of $4,000,000. The credit line bore interest at the prime interest rate plus 2.75%, which was 11.5%, 10.5% and 9.25% at fiscal year-end 1995, 1994 and 1993, respectively. The average interest rate for fiscal years 1995, 1994 and 1993 was approximately 11.4%, 10.1%, and 9.8%, respectively. The Company paid a commitment fee at a rate of 0.5% per annum on the unused portion of the credit line.

6.       LONG-TERM DEBT

Long-term debt consists of the following:

                                                      SEPTEMBER 30,      OCTOBER 1,
                                                           1995             1994
      -----------------------------------------------------------------------------
      13.5% Convertible subordinated debentures        $ 1,826,000      $ 1,826,000
      Foothill Capital Corp. term loan                   2,314,000        2,581,000
      Industrial revenue bonds                             472,000          540,000
      Obligations under capital leases                      41,000          309,000
      -----------------------------------------------------------------------------
                                                         4,653,000        5,256,000
      Less current portion                                 661,000          639,000
      -----------------------------------------------------------------------------
                                                       $ 3,992,000      $ 4,617,000
      =============================================================================

The 13.5% convertible subordinated debentures and the Foothill Capital Corporation term loan were retired in November 1995 from the proceeds of the $10.7 million financing agreement with Bank One Arizona. As of September 30, 1995, the 13.5% convertible subordinated debentures and the Foothill Capital Corporation term loan have been classified based on the terms of the new financing agreement.

The Bank One financing provides for a two year revolving line of credit facility in the principal amounts of $4.0 million at 1% over the Bank's prime rate; a five year term loan in the principal amount of $4.2 million at 1.25% over the Bank's prime rate; an acquisition line of credit of $1 million at 1.5% over the Bank's prime rate and an equipment leasing line of credit of $1.5 million. The Bank One financing is collateralized by all of the assets of the Company, subject to the prior lien associated with the industrial revenue bonds.

The industrial revenue bonds are payable at the rate of $22,500 per quarter through September 30, 2000, plus interest at the reference rate of the Fort Wayne National Bank. The interest rate at September 30, 1995 was 6.6%. The bonds are collateralized by real property with a net book value of $1,532,000 which is included in other assets. At September 30, 1995, the Company was not in compliance with certain covenants related to the industrial revenue bonds. The sole holder of these bonds has consented to the Company's noncompliance with these covenants through October 1, 1996, thereby effectively waiving compliance through that date.

Based on terms of the industrial revenue bonds, obligations under capital leases and the terms of the new Bank One financing agreement, the aggregate maturities of the above term debt, including the interest portion of minimum lease payments on capital leases, are approximately $661,000 in 1996, $550,000 in 1997, $511,000 in 1998, $511,000 in 1999, and $2,420,000 in 2000.

7.       INCOME TAXES

The (credit) provision for income taxes consists of the following:

                                               FISCAL YEAR
                         1995                      1994                1993
-------------------------------------------------------------------------------
Current               $   200,000              $  375,000            $  133,000
Deferred               (3,526,000)                      0                     0
-------------------------------------------------------------------------------
                      $(3,326,000)             $  375,000            $  133,000
===============================================================================

Based on the Company's recent pre-tax income and projections of future taxable income over the period in which the deferred income tax assets are deductible, the Company believes it will realize the benefit of the deferred tax assets. As a result, during fiscal 1995, the Company recorded a $3.3 million tax credit resulting from the elimination of the valuation allowance related to the Company's deferred tax asset. There can be no assurance, however, that the Company will generate a specific level of continued earnings.

A reconciliation of the (credit) provision for income taxes between the U.S. statutory and effective rates follows:

                                                                      FISCAL YEAR
                                                             1995        1994       1993
-----------------------------------------------------------------------------------------
Provision at statutory rate                                  34.0%        34.0%      34.0%
Alternative minimum tax                                       0.0          2.0        1.4
State taxes, net of federal benefit                           5.9         12.7       13.6
Utilization of federal net operating loss carryover         (34.0)       (34.0)     (34.0)
Elimination of valuation allowance for deferred
  tax assets                                               (582.3)         0.0        0.0
-----------------------------------------------------------------------------------------
                                                           (576.4)%       14.7%      15.0%
=========================================================================================

The income tax effect of loss carryforwards, tax credit carryforwards and temporary differences between financial and tax reporting give rise to the deferred income assets and liabilities. Deferred income taxes consisted of the following:

                                                          SEPTEMBER 30,     OCTOBER 1,
                                                               1995            1994
--------------------------------------------------------------------------------------
Inventories                                               $    554,000     $   761,000
Accrued salaries, benefits, interest and expenses              971,000         331,000
Net operating loss carryforwards                             2,232,000       2,651,000
Alternative minimum tax credits                                 82,000          50,000
Other                                                           26,000          25,000
Valuation allowance                                                  0      (3,818,000)
--------------------------------------------------------------------------------------
                                                          $  3,865,000     $         0
======================================================================================

During the fourth quarter of fiscal 1994, the Company became aware of a potential liability with regard to certain state income taxes for taxable years 1990 through 1994 as a result of a ruling by that state's Supreme Court. There have been no tax assessments nor has the state audited the Company's tax returns for those years. The Company recorded an estimated liability of approximately $176,000 in the fourth quarter of fiscal 1994.

As of September 30, 1995, the Company had federal net operating loss carryovers for tax purposes of approximately $5,656,000 which expire from 2003 through 2005. Additionally, the Company has an alternative minimum tax credit of approximately $82,000.

8.       BENEFIT PLANS

The Company has a defined benefit pension plan for employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. Benefits are based primarily on a benefits multiplier and years of service. The Company funds the amount equal to the minimum funding required plus additional amounts which may be approved by the Company from time to time.

Net periodic pension cost included the following components:

                                                       FISCAL YEAR
                                            1995          1994         1993
-----------------------------------------------------------------------------
Service cost benefits earned             $  69,000     $  82,000    $  77,000

Interest cost                              130,000       118,000      113,000

Return on plan assets                     (132,000)     (135,000)    (119,000)

Amortization of transition assets          (10,000)      (10,000)     (10,000)

Amortization of prior service costs         12,000        12,000       12,000
-----------------------------------------------------------------------------
                                         $  69,000     $  67,000    $  73,000
=============================================================================

At September 30, 1995, the actuarial present value of accumulated benefit obligations was $1,782,000 of which $1,774,000 was vested. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee is entitled if the employee separates immediately. Prepaid pension cost at September 30, 1995 and October 1, 1994, was calculated as follows:

                                                  SEPTEMBER 30,     OCTOBER 1,
                                                      1995             1994
------------------------------------------------------------------------------
Projected benefit obligation                      $ 1,782,000      $ 1,546,000

Market value of plan assets                         2,047,000        1,903,000
------------------------------------------------------------------------------
Plan assets over projected benefit obligation         265,000          357,000

Unrecognized transition asset                         (28,000)         (39,000)

Unrecognized past service costs                        92,000          104,000

Unrecognized net loss (gain)                          (20,000)        (118,000)
------------------------------------------------------------------------------
                                                  $   309,000      $   304,000
==============================================================================

Plan assets primarily consist of investments in mutual funds, corporate bonds and money market funds. The weighted-average assumed discount rate was 7.5% and the long-term rate of return on assets was 7%.

In addition, the Company has an Incentive Savings 401(k) Plan covering substantially all non-union employees of the Company who have completed six months of service. During each of the fiscal years 1995, 1994 and 1993, the Company made contributions to the plan of approximately $45,000, $58,000 and $58,000 respectively.

9.       STOCK OPTIONS AND AWARDS

Under the Company's shareholder approved 1994 Flexible Stock Plan, common stock is available for the grant of options, appreciation rights, restricted stock awards, performance shares and other stock-based awards. At September 30, 1995, 30,583 shares were available for future grants to certain officers and employees at prices not less than the fair market value at the date of grant determined by the Board of Directors. At fiscal year-end 1995, 234,000 shares from the Company's 1994 plan are under option.

During fiscal 1995, the Board of Directors terminated the Company's shareholder approved 1986 Stock Option Plan. Shares from the Company's 1986 Plan remain under option and are exercisable as early as one year after grant. At fiscal year-end 1995, 66,000 shares from the Company's 1986 Plan are under option.

The Company's shareholder approved Non-Qualified Stock Option Plan for Non-Employee Directors provides for 132,069 shares of common stock, for issuance to non-employee directors, at an exercise price equal to the fair market value on the date of issuance. The options are exercisable six months after date of grant and expire in ten years. A total of 74,000 options under this Non-Qualified Plan have been issued to non-employee directors and remain unexercised at September 30, 1995.

The Company's shareholder approved Non-Qualified Option provides a non-qualified option to purchase, for ten years, 275,000 shares of common stock at a price of $1.375 per share, the closing price of the stock on August 15, 1991, the date on which the options were granted to the Company's former President. The option is 100% vested. Of such options, 75,000 have been exercised leaving 200,000 shares unexercised.

A summary of changes in outstanding options follows:

                                                     1995           1994            1993
-----------------------------------------------------------------------------------------
Shares under option, beginning of year              353,500        442,000        442,000
Options granted (at an average
 exercise price of $3.315,
 $2.415 and $1.743)                                 257,000         31,000         27,000
Options exercised (at an average
 exercise price of $1.476, $1.453 and $1.208)       (35,500)      (116,000)       (21,000)
Options canceled                                     (1,000)        (3,500)        (6,000)
-----------------------------------------------------------------------------------------
Shares under option, end of year                    574,000        353,500        442,000
=========================================================================================
Shares exercisable                                  309,250        318,500        410,250
=========================================================================================
Exercise price range                                 $ 1.25         $ 1.25         $ 1.25
                                                  to $ 3.63      to $ 3.56      to $ 2.19
=========================================================================================
Shares available for future grant                    88,429        248,000         96,000
=========================================================================================

During fiscal 1995, the Board of Directors terminated the Company's Restricted Stock Award Plan under which shares of the Company's common stock were available to certain officers and employees without the payment of consideration. The cost of such awards at the date of grant was considered to be compensation and is being expensed over the vesting period. Amounts charged to expense in fiscal years 1995, 1994 and 1993, net of forfeitures, were $40,000, $47,000, and $12,000, respectively. At September 30, 1995, a total of 75,500 shares previously awarded were restricted.

10.      COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment under noncancelable lease agreements some of which include renewal options of up to five years. Total rent expense for 1995, 1994 and 1993 was $399,000, $202,000, and $256,000,
respectively. Future minimum annual fixed rentals required under noncancelable operating leases having an original term of more than one year are $410,000 in 1996, $273,000 in 1997, $46,000 in 1998, $15,000 in 1999 and $8,000 in 2000.

During fiscal 1995 a claim for $435,000 was settled and recorded as a sale. There were no costs associated with this claim. During fiscal 1993 a claim which was settled for $1,900,000 was recorded as a sale. Deferred costs and the expenses related to the settlement of the claim were recorded as cost of sales. After giving effect to the costs and related income taxes the impact on fiscal 1993 net income was approximately $820,000.

11.      PREFERRED STOCK

Preferred shareholders vote equally with common shareholders. Each share of preferred stock has one vote, is convertible into 13.33 shares of the Company's common stock (stated value $0.10 per share), and pays annual dividends totaling $3.00, payable quarterly on March 31, June 30, September 30 and December 31 of each year. The preferred stock is redeemable at the option of the Company at $25.00 per share on and after January 1, 1998, and is not subject to mandatory redemption.

12.      CONCENTRATIONS OF CREDIT RISK

The Company sells its products primarily to the defense and commercial industries in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. At certain times throughout the year the Company may maintain certain bank accounts in excess of the FDIC insured limits.

13.      BUSINESS SEGMENTS

The Company operates in two industry segments. These segments are the manufacture and sale of (1) electromechanical and mechanical equipment and components, which include electromechanical display devices, electromechanical components and packages, keyboards and related subsystems and ordnance; and (2) microelectronic equipment and components, which include high density solid state memory modules and multichip microcircuits.

A significant portion of the Company's business activity in each business segment is conducted either directly with, or as a subcontractor to entities having contracts with, the United States Department of Defense. As of September 30, 1995 and October 1, 1994, the Company's receivables from such customers were approximately $3,000,000 and $3,189,000, respectively. Certain major customers made up at least 10% of total Company sales in each of the last three fiscal years. Sales to one customer of the electromechanical segment were 20% of total Company sales for fiscal year 1993, while sales to one customer of the microelectronic segment in fiscal 1995 and 1994 were 21% and 27%, respectively. Sales to another customer of the microelectronic segment in 1995 were 11% of total company sales.

Sales for each business segment are principally to unaffiliated customers. Intersegment sales are not significant. Assets identifiable to industry segments are those assets which are used in the Company's operations and do not include general corporate assets. General corporate assets consist primarily of cash, furniture and fixtures, unamortized debt issue costs and the deferred income tax assets.

                         OPERATIONS BY BUSINESS SEGMENTS
                           (in thousands of dollars)

                                                      FISCAL YEAR
                                         1995             1994          1993
------------------------------------------------------------------------------
NET SALES
  Electromechanical                    $  8,802         $  9,835      $ 12,524
  Microelectronic                        18,067           17,986         7,577
------------------------------------------------------------------------------
   TOTAL                               $ 26,869         $ 27,821      $ 20,101
==============================================================================
OPERATING INCOME (LOSS)
   Electromechanical                   $   (977)        $  1,110      $  2,573
   Microelectronic                        3,680            3,354          (111)
------------------------------------------------------------------------------
Operating income                          2,703            4,464         2,462
General corporate expense                 1,403            1,163           799
Interest expense                            723              751           775
Provision for income taxes               (3,326)             375           133
------------------------------------------------------------------------------
   NET INCOME                          $  3,903         $  2,175      $    755
==============================================================================
IDENTIFIABLE ASSETS
  Electromechanical                    $  4,248         $  5,446      $  3,182
  Microelectronic                         6,627            6,231         5,795
  General corporate                       6,557            2,106         1,933
------------------------------------------------------------------------------
   TOTAL                               $ 17,432         $ 13,783      $ 10,910
==============================================================================
CAPITAL EXPENDITURES*
  Electromechanical                    $    249         $    197      $    160
  Microelectronic                           293              484           197
  General corporate                           0                4             7
------------------------------------------------------------------------------
   TOTAL                               $    542         $    685      $    364
==============================================================================
DEPRECIATION AND AMORTIZATION EXPENSE
  Electromechanical                    $    218         $    202      $    182
  Microelectronic                           278              443           303
  General corporate                          56               56            43
------------------------------------------------------------------------------
   TOTAL                               $    552         $    701      $    528
==============================================================================

* Includes expenditures under capital leases.

14.   INTERIM FINANCIAL RESULTS (UNAUDITED)
      (In thousands of dollars, except share data)
--------------------------------------------------------------------------------

                                                       FISCAL 1995                                    FISCAL 1994
                                DEC 31     APR 1     JUN 30   SEPT 30       YEAR       JAN 1     APR 2     JUL 2    OCT 1    YEAR
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                      $  6,021   $ 6,609   $ 7,004  $  7,235     $ 26,869    $6,890    $ 6,830   $6,799   $ 7,302  $27,821
-----------------------------------------------------------------------------------------------------------------------------------
Gross margin                   $  2,416   $ 2,859   $ 2,312  $  2,566     $ 10,153    $2,537    $ 2,781   $2,471   $ 2,535  $10,324
-----------------------------------------------------------------------------------------------------------------------------------
Net income                     $    462   $   687   $ 2,203  $    551     $  3,903    $  547    $   641   $  519   $   468  $ 2,175
-----------------------------------------------------------------------------------------------------------------------------------
Net income per share:

    Primary                    $   0.06   $  0.09   $  0.32  $   0.07     $   0.54    $ 0.07    $  0.08   $ 0.07   $  0.06  $  0.28
    Fully diluted              $   0.06   $  0.09   $  0.27  $   0.07     $   0.48    $ 0.07    $  0.08   $ 0.06   $  0.06  $  0.27
===================================================================================================================================
Common stock market price:

     High                       3 1/2      3 7/16     3 3/8   3 15/16                  5 5/8     4 7/16    4        3 9/16
     Low                        2 13/16    2 3/4      2 1/2   2 3/4                    1 5/8     2 3/4     2 5/8    2 9/16
===================================================================================================================================
Preferred stock market price:

     High                       47         46        42 1/4   52                       72        56        48       48
     Low                        38         39 1/4    35       39                       33        43        38 1/4   37 1/8
===================================================================================================================================

Note:  Both common and preferred shares are traded on the American Stock
       Exchange.

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF BOWMAR INSTRUMENT CORPORATION

We have audited the consolidated financial statements of Bowmar Instrument Corporation and Subsidiaries as of September 30, 1995 and October 1, 1994, and for each of the three years in the period ended September 30, 1995, as listed in
Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bowmar Instrument Corporation and Subsidiaries as of September 30, 1995 and October 1, 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

Phoenix, Arizona
December 15, 1995

ITEM 15       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOWMAR INSTRUMENT CORPORATION

                                          By:
                                             -----------------------------------
                                              Joseph G. Warren, Jr.
                                              Vice President Finance, Secretary,
                                              Treasurer and Chief Financial and
                                              Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:


-------------------------------            -------------------------------------
   Fred N. Gerard                             Thomas K. Lanin
   Director                                   President, Chief Executive Officer
                                              and Director


-------------------------------            -------------------------------------
   Steven P. Matteucci                        Dan L. McGurk
   Director                                   Director


-------------------------------            -------------------------------------
   Thomas M. Reahard                          Edward A. White
   Director                                   Chairman of the Board
                                              and Director

December 27, 1995