Form 10-Q
period 1995-12-30
BOWMAR INSTRUMENT CORP
filed 1996-02-13
CIK 13606

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       For The Quarter Ended December 30, 1995
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


At February 13, 1996, 6,454,904 shares of the Registrant's Common Stock, and 119,990 shares of the Registrant's Preferred Stock were outstanding.

                         BOWMAR INSTRUMENT CORPORATION

                                      AND

                                  SUBSIDIARIES


                                     INDEX

PART I     FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2-7

           Item 1.     Financial Statements

                       Consolidated Balance Sheets (Unaudited)
                         December 30, 1995 and September 30, 1995 . . . . . . . . . . . . .         2

                       Consolidated Statements of Income (Unaudited)
                         First Quarter Ended
                         December 30, 1995 and December 31, 1994  . . . . . . . . . . . . .         3

                       Consolidated Statements of Cash Flows (Unaudited)
                         First Quarter Ended December 30, 1995 and
                         December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . .         4

                       Notes to Consolidated Financial
                         Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . . .         5

           Item 2.     Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .         6


PART II    OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7

           Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .         7

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                           (in thousands of dollars)

-----------------------------------------------------------------------------------
                                           December 30, 1995     September 30, 1995
-----------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash                                            $   519             $   739
   Accounts receivable, net                          3,938               3,882
   Inventories                                       5,501               5,420
   Prepaid expenses                                    459                 457
   Deferred income taxes                             1,698               1,698
---------------------------------------------------------------------------------

   Total Current Assets                             12,115              12,196

Property, Plant and Equipment, net                   1,267               1,335
Deferred Income Taxes                                2,063               2,167
Other Assets, net                                    1,716               1,734
---------------------------------------------------------------------------------

Total Assets                                       $17,161             $17,432
=================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt               $   665             $   661
   Accounts payable                                  1,126               1,453
   Accrued salaries and benefits                       785               2,092
   Other accrued expenses                            1,255               1,101
---------------------------------------------------------------------------------

   Total Current Liabilities                         3,831               5,307

Long-Term Debt                                       5,083               3,992
Other Long-Term Liabilities                            339                 338
---------------------------------------------------------------------------------

   Total Liabilities                                 9,253               9,637
---------------------------------------------------------------------------------

Shareholders' Equity                                 7,908               7,795
---------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity         $17,161             $17,432
=================================================================================

See Notes to Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                  (in thousands of dollars, except share data)

-----------------------------------------------------------------------------
                                                   QUARTER ENDED

                                        DECEMBER 30, 1995   DECEMBER 31, 1994
-----------------------------------------------------------------------------
Net sales                                      $5,979           $6,021
Cost of sales                                   3,856            3,712
-----------------------------------------------------------------------------

Gross margin                                    2,123            2,309
-----------------------------------------------------------------------------

Expenses:
   Selling, general and
     administrative                             1,617            1,573
   Product development                            153              167
   Interest expense                               139              173
   Other (income), net                           (126)            (118)
-----------------------------------------------------------------------------

   Total expenses                               1,783            1,795
-----------------------------------------------------------------------------

Income before income taxes                        340              514
Provision for income taxes                        136               52
-----------------------------------------------------------------------------

Net Income                                     $  204           $  462
============================================================================

Net income per common share                    $ 0.02           $ 0.06
============================================================================

Weighted average number of
  common shares and equivalents             6,633,813        6,566,760
----------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                           (in thousands of dollars)

-----------------------------------------------------------------------------------------------
                                                                       QUARTER ENDED
                                                             DECEMBER 30,          DECEMBER 31,
                                                                 1995                  1994
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                      $   204                  $  462
Adjustments to reconcile net income
  to net cash provided (used) by operations:
    Depreciation and amortization                                   134                     152
    Deferred income taxes                                           104                       0
    Net changes in balance sheet accounts:
        Accounts receivable                                         (56)                    806
        Inventories                                                 (81)                   (266)
        Prepaid expenses                                             (2)                     (4)
        Accounts payable                                           (327)                   (256)
        Accrued expenses                                         (1,152)                   (646)
        Other                                                         7                     (63)
------------------------------------------------------------------------------------------------

Net cash provided (used) by operating activities                 (1,169)                    185
------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment                          (56)                   (150)
------------------------------------------------------------------------------------------------
Net cash (used) by investing activities                             (56)                   (150)
------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Borrowings under notes payable                                    4,784                     303
Retirement of debt                                               (3,689)                   (140)
Payment of dividends on preferred stock                             (90)                    (90)
------------------------------------------------------------------------------------------------

Net cash provided by financing activities                         1,005                      73
------------------------------------------------------------------------------------------------

Net change in cash                                                 (220)                    108
Cash at beginning of period                                         739                     147
------------------------------------------------------------------------------------------------

   Cash at end of period                                        $   519                 $   255
------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid during the period for:
   Interest                                                     $   137                 $   242
   Income taxes                                                 $   122                 $    41
-----------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheets as of December 30, 1995 and September 30, 1995, the consolidated statements of income for the first quarter ended December 30, 1995 and December 31, 1994, and the consolidated statements of cash flows for the first quarter ended December 30, 1995 and December 31, 1994, have been prepared by the Registrant without audit.
     In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly such financial statements have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. The results of operations for the above noted quarter ended December 30, 1995, are not necessarily indicative of the operating results for the full year.

2.   INVENTORIES

     Inventories consist of the following (in thousands of dollars):

                                             DECEMBER 30,             SEPTEMBER 30,
                                                1995                      1995
-------------------------------------------------------------------------------------------
        Raw materials                          $2,284                    $2,164

        Work-in-process                         2,887                     2,891

        Finished goods                            330                       365
-------------------------------------------------------------------------------------------

                                               $5,501                    $5,420
===========================================================================================

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
Net Sales

Sales for the first quarter ended December 30, 1995, were $5,979,000 compared to prior year sales for the first quarter of $6,021,000. Sales in the microelectronic segment for the similar period of fiscal 1996 were up by approximately $450,000 versus the same period in the prior year. The increase was a result of a change in memory product sales strategy, which resulted in broadened product offerings and increased sales. Sales in the electromechanical segment for the first quarter of fiscal 1996 were down by approximately $500,000 as a result of a shutdown of the Ft. Wayne facility for the month of December. The shutdown was necessary to balance facility capacity with demand. At the present time management does not anticipate any additional extended shutdowns at that facility in this fiscal year.

The Company believes that changes in defense spending will not have a material adverse affect on the Company's overall results. It appears that the microelectronic segment could continue to experience growth because of the increased demand resulting from upgrading existing systems. However, the electromechanical segment has been negatively impacted.

GROSS MARGIN

Gross margins for the first quarter ended December 30, 1995, decreased by $186,000 versus the similar period of fiscal 1995. The lower gross margin is largely attributable to the electromechanical segment's lower gross margin for the first quarter as compared to the same quarter in the prior year arising from the December closing of the Ft. Wayne facility.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the first quarter ended December 30, 1995, approximated the same period in fiscal 1995.

PRODUCT DEVELOPMENT EXPENSES

Product development expenses for the quarter ended December 30, 1995 approximated the same period in fiscal 1996. The lower costs in the electromechanical segment related to the autoclave and dry heat sterilizer products were offset by higher development costs in the microelectronics segment associated with the development of new memory products.

INTEREST EXPENSE

Interest expense in the first quarter of fiscal 1996 decreased approximately $30,000 compared to interest expense for the same period in fiscal 1995. The decline was due to both the more favorable rates under the new Bank One loan agreement and a decrease in the loan borrowings for fiscal 1996 as compared to the same quarter last year.

PROVISION FOR INCOME TAXES

The provision for income taxes increased by approximately $80,000 for the first quarter of fiscal 1996 as compared to 1995. This was the result of a change in accounting which began with the Company's adjustment of the valuation allowance related to the Company's deferred tax assets in the third quarter of fiscal 1995. The change was in accordance with the provisions of Statement of Financial Accounting Standards No. 109. The affect of this change is that the Company's effective tax rate now approximates the statutory rate, resulting in higher income tax expense in fiscal 1996 as compared to the same period in 1995.

FINANCIAL CONDITION AND LIQUIDITY

In the first quarter of fiscal 1996 working capital increased to $8,284,000 from $6,889,000, principally as a result of the Bank One refinancing which increased long term debt.

Changes in the components of working capital are detailed in the Consolidated Statements of Cash Flows.

The Company's operations used approximately $1,169,000 cash in the first quarter of fiscal 1996. The Company projects positive cash flow for the remainder of the year, which, when combined with the Company's revolving credit facility, should be sufficient in Management's opinion to fund the Company's cash needs for the foreseeable future.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

    Exhibit 3(ii)(a) - Amendment to the Amended and Restated Code of Bylaws of
                       Bowmar Instrument Corporation

    Exhibit 11 - Computation of Profit Per Common share

b.  Reports on Form 8-K

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

Dated:  February 13, 1996