Form 10-Q
period 1996-03-30
BOWMAR INSTRUMENT CORP
filed 1996-05-10
CIK 13606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 30, 1996
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

At May 10, 1996, 6,456,404 shares of the Registrant's Common Stock, and 119,900 shares of the Registrant's Preferred Stock were outstanding.

                          BOWMAR INSTRUMENT CORPORATION

                                       AND

                                  SUBSIDIARIES

                                      INDEX

PART I      FINANCIAL INFORMATION................................................   2-7

            Item 1.  Financial Statements

                      Consolidated Balance Sheets (Unaudited)
                        March 30, 1996 and September 30, 1995...................    2

                      Consolidated Statements of Income (Unaudited)
                        Second Quarter and Six Months Ended
                        March 30, 1996 and April 1, 1995........................    3

                      Consolidated Statements of Cash Flows (Unaudited)
                        Six Months Ended March 30, 1996 and
                        April 1, 1995 ..........................................    4

                      Notes to Consolidated Financial
                        Statements (Unaudited)..................................    5

            Item 2.   Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations...........................................    6

PART II     OTHER INFORMATION...................................................    7

            Item 5.    Submission of Matters to a Vote of Security Holders......    7

            Item 6.    Exhibits and Reports on Form 8-K.........................    8

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

- --------------------------------------------------------------------------
                                  MARCH 30, 1996        SEPTEMBER 30, 1995
- --------------------------------------------------------------------------
ASSETS
Current Assets
    Cash                             $       0            $     739
    Accounts receivable, net             3,791                3,882
    Inventories                          6,234                5,420
    Prepaid expenses                       411                  457
    Deferred income taxes                1,698                1,698
- -------------------------------------------------------------------------

    Total Current Assets                12,134               12,196

Property, Plant and Equipment, net       1,221                1,335
Deferred Income Taxes                    1,891                2,167
Other Assets, net                        1,691                1,734
- -------------------------------------------------------------------------

Total Assets                         $  16,937            $  17,432
- -------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Current portion of long-term           632                  661
    Accounts payable                     1,121                1,453
    Accrued salaries & benefits          1,227                2,092
    Accrued expenses                     1,170                1,101
- -------------------------------------------------------------------------

    Total Current Liabilities            4,150                5,307

Long-Term Debt                           4,328                3,992
Other Long-Term Liabilities                339                  338
- -------------------------------------------------------------------------

    Total Liabilities                    8,817                9,637
- -------------------------------------------------------------------------

Shareholders' Equity                     8,120                7,795
- -------------------------------------------------------------------------

Total Liabilities and
  Shareholder Equity                 $  16,937            $  17,432
- -------------------------------------------------------------------------


See Notes to Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

- ----------------------------------------------------------------------------------------------
                                         SECOND QUARTER                   FIRST SIX MONTHS
                                      1996             1995             1996             1995
- ----------------------------------------------------------------------------------------------
Sales                            $    6,951       $    6,609        $   12,930      $   12,630
Cost of sales                         4,462            3,872             8,335           7,598
- ----------------------------------------------------------------------------------------------

Gross margin                          2,489            2,737             4,595           5,032
- ----------------------------------------------------------------------------------------------

Expenses:
    Selling, general and              1,783            1,760             3,384           3,319
      administrative
    Product development                 165              221               318             388
    Interest expense                    123              198               261             371
    Other (income), net                 (99)            (165)             (225)           (283
- ----------------------------------------------------------------------------------------------

    Total expenses                    1,972            2,014             3,738           3,795
- ----------------------------------------------------------------------------------------------

Income before income taxes              517              723               857           1,237
Provision for income taxes              209               36               345              88
- ----------------------------------------------------------------------------------------------

NET INCOME                       $      308       $      687        $      512      $    1,149
- ----------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE:
    Primary                      $     0.03       $     0.09        $     0.05      $     0.15
    Fully diluted (Note)                          $     0.08                        $     0.14

- ----------------------------------------------------------------------------------------------

Weighted average number of
common shares and equivalents
    Primary                       6,624,184        6,563,753         6,628,506       6,563,817
    Fully diluted                 8,223,651        8,163,220         8,227,973       8,163,284

- ----------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements


Note: For the second quarter and first six months of 1996, fully diluted net income per share is considered to be the same as primary net income per share since the effect of the potentially dilutive preferred stock is currently antidilutive.

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

- -----------------------------------------------------------------------------------------
                                                                FIRST SIX MONTHS
                                                       MARCH 30,                APRIL 1,
                                                          1996                    1995
- -----------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                            $    512                 $  1,149
Adjustments to reconcile net income
 to net cash provided by operations:
     Depreciation and amortization                         262                      256
     Deferred income taxes                                 276                        0
     Net changes in balance sheet accounts:
       Accounts receivable                                  91                      592
       Inventories                                        (814)                  (1,109)
       Prepaid expenses                                     46                     (185)
       Accounts payable                                   (332)                     262
       Accrued salaries & expenses                        (796)                    (319)
       Other                                                17                      (19)
- -----------------------------------------------------------------------------------------

Net cash provided (used) by operating activities          (738)                     627
- -----------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                (121)                    (252)
- -----------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Borrowings under notes payable                           4,610                      507
Retirement of debt                                      (4,303)                    (254)
Payment of dividends on preferred stock                   (180)                    (180)
Other                                                       (7)                       0
- -----------------------------------------------------------------------------------------

Net cash provided by financing activities                  120                       73
- -----------------------------------------------------------------------------------------

Net change in cash                                        (739)                     448
Cash at beginning of period                                739                      147
- -----------------------------------------------------------------------------------------

   Cash at end of period                              $      0                 $    595
- -----------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid during the period for:
   Interest                                           $     277                $    371
   Income taxes                                       $     132                $     77
- -----------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheets as of March 30, 1996 and September 30, 1995, the consolidated statements of income for the second quarter and six months ended March 30, 1996 and April 1, 1995, and the consolidated statements of cash flows for the first six months ended March 30, 1996 and April 1, 1995, have been prepared by the Registrant without audit. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly such financial statements have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. The results of operations for the above noted periods ended March 30, 1996, are not necessarily indicative of the operating results for the full year.

2.   INVENTORIES

     Inventories consist of the following ($ in thousands):

                                            MARCH 30,                SEPTEMBER 30,
                                              1996                       1995
- ---------------------------------------------------------------------------------
         Raw materials                      $  3,123                   $  2,164

         Work-in-process                       2,946                      2,891

         Finished goods                          165                        365
- ---------------------------------------------------------------------------------
                                            $  6,234                   $  5,420
- ---------------------------------------------------------------------------------

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Sales for the second quarter ended March 30, 1996, were $6,951,000 compared to prior year sales for the same period of $6,609,000. For the first six months of fiscal 1996, sales were $12,930,000 compared to sales of $12,630,000 for the same period in fiscal 1995.

Sales in the microelectronic segment for the second quarter of fiscal 1996 increased by approximately $400,000 versus the same period in the prior year and sales for the first six months of fiscal 1996 were up by approximately $900,000 versus the same period in fiscal 1995. Microelectronic segment sales increases for both the second quarter and first six months were due to an increase in sales of SRAM and Flash memories.

Sales in the electromechanical segment for the second quarter of fiscal 1996 were $60,000 lower, versus the same period in the prior year and sales for the first six months of fiscal 1996 were down by approximately $600,000 versus the same period in fiscal 1995. Electromechanical segment sales were down due to fewer shipments in the interface product line as compared to the prior year.

The Company believes that changes in defense spending will not have a material adverse affect on the Company's overall results. It appears that the microelectronic segment could continue to experience growth because of the increase demand resulting from upgrading existing systems. However, the electromechanical segment has been negatively impacted.

GROSS MARGIN

Gross margin dollars for the second quarter of 1996 were approximately $250,000 less than the same period in 1995. The gross margin dollars for the six months ended March 30, 1996 were $437,000 below the same period for the prior year. The second quarter gross margin percentage in fiscal 1996 decreased to 35.8% from 41.4% in fiscal 1995, and the gross margin percentages for the first six months decreased to 35.5% from 39.8%. Gross margin in the microelectronic segments for the second quarter and six months of fiscal 1996 were 42.0% and 41.0% respectively versus 40.6% and 40.2%, respectively, in the same periods due principally to new products and custom products with higher margins. The gross margin percentage in the electromechanical segment for the second quarter and first six months of fiscal 1996 were 20.6% and 19.3% respectively, versus 42.8% and 37.6% respectively, in the same periods of the prior year, due principally to the settlement of the Picatinny Arsenal claim in the second quarter of 1995. The settlement increased 1995's second quarter gross margin by $375,000. Additionally, start up costs associated with a new product were incurred during the quarter. The 1996 six month margin was also affected by losses in the ordnance product line and inefficiencies associated with lower volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were approximately the same for the second quarter of both fiscal years, 1996 and 1995, and increased by $65,000 for the first six months of fiscal 1996 as compared with 1995. The increase was primarily due to the increased sales efforts in the microelectronics division.

PRODUCT DEVELOPMENT EXPENSES

Product development expenses for the second quarter of fiscal 1996 were approximately $56,000 lower than the same period for fiscal 1995 and such expenses were $70,000 lower for the first six months of 1996 as compared to the same period for the prior year. This was a result of decreased spending in the electromechanical segment primarily on the products related to the sterilizer product line. This decrease was partially offset by the microelectronics segments increased spending on new memory products.

INTEREST EXPENSE

Interest expense for the second quarter and first six months ended March 30, 1996, decreased by $75,000 and $110,000 respectively as compared to the same periods in fiscal 1995. This was a result of a combination of lower interest rates and lower borrowings in 1996.

PROVISION FOR INCOME TAXES

The provision for income taxes increased by approximately $173,000 for the second quarter of fiscal 1996 as compared to 1995 and by $257,000 for the six months ended March 31, 1996 as compared to the first six months of fiscal 1995. These increases were a result of a change in accounting which began with the Company's adjustment of the valuation allowance related to the Company's deferred tax assets in the third quarter of fiscal 1995. The change was in accordance with the provisions of Statement of Financial Accounting Standards No. 109. The affect of this change is that the Company's effective tax rate now approximates the statutory rate, resulting in higher income tax expense in fiscal 1996 as compared to the same period in 1995.

FINANCIAL CONDITION AND LIQUIDITY

In the first six months of fiscal 1996 working capital increased to $7,984,000 from $6,889,000, principally as a result of the profitability of the company and the Bank One refinancing which increased long term debt. Changes in the components of working capital are detailed in the Consolidated Statements of Cash Flows.

The Company's operations consumed $738,000 of cash in the first six months of fiscal 1996. The Company projects positive cash flow for the remainder of the year, which when combined with the Company's revolving credit facility, should be sufficient in management's opinion to fund the Company's cash needs for the foreseeable future.

PART II   OTHER INFORMATION

ITEM 5

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of Shareholders was held on February 2, 1996.

(b) At that meeting all of the current directors were re-elected. The vote was as follows:

             Name                               For                    Against
             ----                               ---                    -------
         Fred N. Gerard                     5,738,545                  142,935
         Thomas K. Lanin                    5,738,545                  142,935
         Steven P. Matteucci                5,738,645                  142,835
         Dan L. McGurk                      5,738,545                  142,935
         Thomas M. Reahard                  5,738,645                  142,835
         Edward A. White                    5,723,615                  157,865


(c) At that meeting the shareholders approved ratification of Coopers & Lybrand L.L.P. as independent auditors for fiscal 1996. The vote was as follows:

         For               5,277,498
         Against              84,728
         Abstain              69,254

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits.

         Exhibit 11 - Computation of Net Income Per Common Share

b.  Reports on Form 8-K.

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          BOWMAR INSTRUMENT CORPORATION



                                          /S/ Joseph G. Warren, Jr.
                                          ---------------------------------
                                          Joseph G. Warren, Jr.
                                          Vice President Finance

Dated:  May  , 1996