Form 10-Q
period 1996-06-29
BOWMAR INSTRUMENT CORP
filed 1996-08-09
CIK 13606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 29, 1996
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

At August 6, 1996, 6,479,163 shares of the Registrant's Common Stock, and 119,948 shares of the Registrant's Preferred Stock were outstanding.

                          BOWMAR INSTRUMENT CORPORATION

                                       AND

                                  SUBSIDIARIES

                                      INDEX

PART I  FINANCIAL INFORMATION............................................  2-7

        Item 1. Financial Statements

                Consolidated Balance Sheets (Unaudited)
                  June 29, 1996 and September 30, 1995...................  2

                Consolidated Statements of Income (Unaudited)
                  Third Quarter and Nine Months Ended
                  June 29, 1996 and July 1, 1995.........................  3

                Consolidated Statements of Cash Flows (Unaudited)
                  Nine Months Ended June 29, 1996 and
                  July 1, 1995 ..........................................  4

                Notes to Consolidated Financial
                  Statements (Unaudited).................................  5

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................  6


PART II  OTHER INFORMATION...............................................  7


         Item 6. Exhibits and Reports on Form 8-K......................... 8

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

- --------------------------------------------------------------------------------
                                             JUNE 29, 1996    SEPTEMBER 30, 1995
- --------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash                                       $       0         $    739
    Accounts receivable, net                       3,942            3,882
    Inventories                                    7,366            5,420
    Prepaid expenses                                 433              457
    Deferred income taxes                          1,698            1,698
- --------------------------------------------------------------------------------
    Total Current Assets                          13,439           12,196

Property, Plant and Equipment, net                 1,149            1,335
Deferred Income Taxes                              1,708            2,167
Other Assets, net                                  1,681            1,734
- --------------------------------------------------------------------------------
Total Assets                                   $  17,977         $ 17,432
================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Current portion of long-term debt          $     594         $    661
    Accounts payable                               1,482            1,453
    Accrued salaries & benefits                    1,259            2,092
    Accrued expenses                                 883            1,101
- --------------------------------------------------------------------------------
    Total Current Liabilities                      4,218            5,307

Long-Term Debt                                     5,047            3,992
Other Long-Term Liabilities                          339              338
- --------------------------------------------------------------------------------
    Total Liabilities                              9,604            9,637
- --------------------------------------------------------------------------------
Shareholders' Equity                               8,373            7,795
- --------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity     $  17,977         $ 17,432
- --------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

- -------------------------------------------------------------------------------------------
                                             THIRD QUARTER              FIRST NINE MONTHS
                                          FISCAL        FISCAL       FISCAL          FISCAL
                                           1996          1995         1996            1995
- -------------------------------------------------------------------------------------------
Sales                                    $ 5,484       $ 7,004       $18,415       $19,634
Cost of sales                              3,222         4,962        11,558        12,561
- -------------------------------------------------------------------------------------------
Gross margin                               2,262         2,042         6,857         7,073
- -------------------------------------------------------------------------------------------
Expenses:
    Selling, general and                   1,663         2,430         5,048         5,748
      administrative
    Product development                      127           236           445           624
    Interest expense                         110           208           371           579
    Other expense (income), net             (181)          235          (411)          (48)
- -------------------------------------------------------------------------------------------
    Total expenses                         1,719         3,109         5,453         6,903
- -------------------------------------------------------------------------------------------
Income (loss) before income taxes            543        (1,067)        1,404           170
Provision (benefit) for income taxes         215        (3,270)          563        (3,182)
- -------------------------------------------------------------------------------------------
NET INCOME                               $   328       $ 2,203       $   841       $ 3,352
===========================================================================================
NET INCOME PER COMMON SHARE:
    Primary                              $  0.04       $  0.32       $  0.09       $  0.47
    Fully diluted (Note 3)                             $  0.27                     $  0.41
===========================================================================================
Weighted average number of
common shares and equivalents:
    Primary                            6,537,354     6,554,727     6,575,239     6,557,810
    Fully diluted                      8,136,821     8,173,166     8,174,706     8,169,609
===========================================================================================

See Notes to Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

- -----------------------------------------------------------------------------
                                                       FIRST NINE MONTHS
                                                    JUNE 29,         JULY 1,
                                                      1996            1995
- -----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                        $    841         $  3,352
Adjustments to reconcile net income
 to net cash provided (used) by operations:
     Depreciation and amortization                     396              425
     Deferred income taxes                             459           (3,300)
    Write-off of intangible assets                       0              319
     Net changes in balance sheet accounts:
       Accounts receivable                             (62)           1,233
       Inventories                                  (1,946)            (321)
       Prepaid expenses                                 24              (50)
       Accounts payable                                 34              167
       Accrued salaries & expenses                  (1,050)             612
       Other                                            28               34
- -----------------------------------------------------------------------------
Net cash provided (used) by operating activities    (1,276)            2471
- -----------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment            (170)            (419)
- -----------------------------------------------------------------------------
FINANCING ACTIVITIES:
Borrowings under notes payable                       5,444              551
Retirement of debt                                  (4,461)          (2,148)
Payment of dividends on preferred stock               (270)            (270)
Other                                                   (6)              35
- -----------------------------------------------------------------------------
Net cash provided (used) by financing activities       707           (1,832)
- -----------------------------------------------------------------------------
Net change in cash                                    (739)             220
Cash at beginning of period                            739              147
- -----------------------------------------------------------------------------
   Cash at end of period                          $      0         $    367
=============================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid during the period for:
   Interest                                       $     403        $    518
   Income taxes                                   $     142        $    165
=============================================================================

See Notes to Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. CONSOLIDATED FINANCIAL STATEMENTS

   The consolidated balance sheets as of June 29, 1996 and September 30, 1995, the consolidated statements of income for the third quarter and nine months ended June 29, 1996 and July 1, 1995, and the consolidated statements of cash flows for the first nine months ended June 29, 1996 and July 1, 1995, have been prepared by the Registrant without audit. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly such financial statements have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. The results of operations for the above noted periods ended June 29, 1996, are not necessarily indicative of the operating results for the full year.

2. INVENTORIES

   Inventories consist of the following ($ in thousands):

                            JUNE 29,       SEPTEMBER 30,
                             1996                1995
- ---------------------------------------------------------
   Raw materials          $  4,319            $  2,164

   Work-in-process           2,883               2,891

   Finished goods              164                 365
- ---------------------------------------------------------
                          $  7,366            $  5,420
=========================================================

3. EARNINGS PER SHARE

   For the third quarter and first nine months of 1996, fully diluted net income per share is considered to be the same as primary net income per share since the effect of the potentially dilutive preferred stock is currently antidilutive.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Sales for the third quarter ended June 29, 1996, were $5,484,000 compared to prior year sales for the same period of $7,004,000. For the first nine months of fiscal 1996, sales were $18,415,000 compared to $19,634,000 for the same period in fiscal 1995.

Sales in the microelectronic segment for the third quarter of fiscal 1996 decreased by approximately $750,000 versus the same period in the prior year and sales for the first nine months of fiscal 1996 were up by approximately $100,000 versus the same period in fiscal 1995. The decline in the third quarter was attributed to disruption in the production schedules as a result of the previously announced federal investigation.

Sales in the electromechanical segment for the second quarter of fiscal 1996 were approximately $750,000 lower versus the same period in the prior year and the sales for the nine months of fiscal 1996 were down by approximately $1,300,000 versus the same period in fiscal 1995. Electromechanical segment sales were down due to lower shipments as a result of reduced defense spending primarily in our interface product line as compared to the prior year.

The Company believes that changes in defense spending will not have a material adverse affect on the Company's overall results. It appears that the microelectronic segment should resume its growth because of the increase demand resulting from upgrading existing systems. However, the electromechanical segment has been negatively impacted.

GROSS MARGIN

Gross margin dollars for the third quarter of 1996 were approximately $220,000 more than the same period in 1995. The gross margin dollars for the nine months ended June 29, 1996 were approximately $216,000 below the same period for the prior year. The third quarter gross margin percentage in fiscal 1996 increased to 41.2% from 29.2% in fiscal 1995, and the gross margin percentages for the first nine months increased to 37.2% from 36.0%. Gross margin in the microelectronic segments for the third quarter and nine months of fiscal 1996 were 46.7% and 44.8% respectively versus 46.1% and 44.1%, respectively, in the same periods in the prior year, due principally to sales of new and custom products with higher margins. The gross margin percentage in the electromechanical segment for the third quarter and first nine months of fiscal 1996 were 33.4% and 23.6% respectively, versus 6.8% and 26.4% respectively in the same periods of the prior year. The higher margin for the 1996 third quarter was a result of improved product mix, cost savings, and because the 1995 third quarter included a $240,000 write-off on the rapid heat sterilizer product line. The decline in the margin for the first nine months, was primarily caused by start up costs associated with a new product that has been abandoned.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were approximately $770,000 below the third quarter of 1995, and approximately $700,000 below the nine month period of 1995. The principle reason for the quarterly decline was approximately $725,000 in write-offs associated with post employment benefits, prepaid royalty payments and medical insurance termination expenses that were recorded in 1995.

PRODUCT DEVELOPMENT EXPENSES

Product development expenses for the third quarter of fiscal 1996 were approximately $109,000 lower than the same period for fiscal 1995 and $179,000 lower for the first nine months of 1996 as compared to the same period for the prior year. This was the result of decreased spending in the electromechanical segment primarily on the products related to the sterilizer product line. This decrease was partially offset by the microelectronics segments increased spending on new memory products.

INTEREST EXPENSE

Interest expense for the third quarter and first nine months ended June 29, 1996, decreased by $98,000 and $208,000 respectively as compared to the same periods in fiscal 1995. This was a result of a combination of reduced interest rates and lower borrowing in 1996.

OTHER EXPENSE (INCOME)

Other income was approximately $416,000 higher for the quarter as compared to the same quarter in 1995, and it was $353,000 higher for the first nine months of 1996 as compared to the same period in the prior year. The principal reason for the improvement in 1996 was the $319,000 write off in the third quarter of 1995 related to the sterilizer product line. The remaining difference relates to the gain on the 1996 third quarter sale of the ordnance and sterilizer product lines.

PROVISION FOR INCOME TAXES

The provision for income taxes increased by approximately $3,485,000 for the third quarter of fiscal 1996 as compared to 1995 and by $3,745,000 for the nine months ended June 29, 1996 as compared to the first nine months of fiscal 1995. These increases were a result of a change in accounting which began with the Company's adjustment of the valuation allowance related to the Company's deferred tax assets in the third quarter of fiscal 1995. This adjustment resulted in a $3,300,000 tax credit in the results for the 1995 third quarter. The change was in accordance with the provisions of Statement of Financial Accounting Standards No. 109. The affect of this change is that the Company's effective tax rate now approximates the statutory rate, resulting in higher income tax expense in fiscal 1996 as compared to the same period in 1995.

FINANCIAL CONDITION AND LIQUIDITY

In the first nine months of fiscal 1996 working capital increased to $9,221,000 from $6,889,000. Changes in the components of working capital are detailed in the Consolidated Statements of Cash Flows.

The Company's operations consumed $1,276,000 of cash in the first nine months of fiscal 1996. The Company projects positive cash flow for the remainder of the year, which when combined with the Company's revolving credit facility, should be sufficient in management's opinion to fund the Company's cash needs for the foreseeable future.

                         PART II   OTHER INFORMATION

ITEM 5

     None


ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits.

    Exhibit 11 - Computation of Net Income Per Common Share

    Exhibit 27 - Financial Data Schedule

b.  Reports on Form 8-K.

     Form 8-K dated April 25, 1996 filed, pursuant to Item 5, a copy of the Company's press release relating to the Investigation by the U.S. Attorney's Office for the District of Arizona of certain aspects of its microelectronics contracts with the federal government.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                  BOWMAR INSTRUMENT CORPORATION

                                  /s/Joseph G. Warren, Jr.
                                  ---------------------------------------------
                                  Joseph G. Warren, Jr.
                                  Vice President Finance

Dated:  August, 1996