Form 10-K
period 1996-09-28
BOWMAR INSTRUMENT CORP
filed 1996-12-20
CIK 13606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [FEE REQUIRED]

     For the Fiscal Year Ended:   September 28, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]

     For the transition period from              to

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


        TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
   Common Stock, without par value             American Stock Exchange
    (stated value $.10 per share)

$3.00 Senior Voting Cumulative                 American Stock Exchange
 Convertible Preferred Stock
  (par value $1.00 per share)

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 16, 1996, the aggregate market value of the Registrant's Common Stock and Preferred Stock held by non-affiliates (based upon the closing price of the shares on the American Stock Exchange on December 16, 1996) was approximately $15,331,000.

On December 16, 1996, 6,635,833 shares of the Registrant's Common Stock and 119,948 shares of the Registrant's Preferred Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement prepared in connection with the 1997 Annual Meeting of Shareholders are incorporated by reference into PART III of this Annual Report.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1  BUSINESS
          General ........................................................     1
          Financial Information About Industry Segments ..................     1
          Narrative Description of Business
             Microelectronic Circuits and Components .....................     1
             Microelectronic Segment Review ..............................     2
             Electromechanical and Mechanical Equipment
              and Components .............................................     2
             Electromechanical Segment Review ............................     3
             Principal Customers .........................................     3
             Research, Engineering and Development .......................     3
             Regulatory Matters ..........................................     4
             Employees ...................................................     4
          Executive Officers of the Company ..............................     5

ITEM 2  PROPERTIES .......................................................     5

ITEM 3  LEGAL PROCEEDINGS ................................................     6

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............     6

                                     PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED SHAREHOLDER MATTERS ....................................     6

ITEM 6  SELECTED FINANCIAL DATA ..........................................     7

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ............................     8

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......................     9

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE ............................     9

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...............    10

ITEM 11 EXECUTIVE COMPENSATION ...........................................    10

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...    10

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................    10

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ..    11

ITEM 15 SIGNATURES........................................................    28

                                     PART I

ITEM 1     BUSINESS

GENERAL

Bowmar Instrument Corporation ("Bowmar") was incorporated in the State of Indiana in 1951. Bowmar and its subsidiaries (hereinafter sometimes referred to collectively as the "Company") manufacture and sell microelectronic and electromechanical products. The Company manufactures and sells electromechanical and mechanical equipment and components, which include electromechanical display devices, electromechanical components and packages, keyboards and related subsystems and microelectronic equipment and components, which include high density solid state memory modules and multichip microcircuits.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The sales and operating results of each industry segment and the identifiable assets attributable to each industry segment for fiscal years 1996, 1995 and 1994 are set forth in Note 16 to the Consolidated Financial Statements.


NARRATIVE DESCRIPTION OF BUSINESS


                     MICROELECTRONIC CIRCUITS AND COMPONENTS

The products designed, manufactured and sold by the Company in its microelectronic segment include high density, solid state memory products and microprocessor circuits in both monolithic and modular form (multichip modules) for use in commercial, industrial and military markets in U.S. and abroad.

           HIGH DENSITY, SOLID STATE MEMORY AND MICROPROCESSOR MODULES

The Company designs and manufactures high density, solid state memory modules and microprocessor microcircuits. The memory modules are designed specifically for use in adverse environmental conditions. They are designed to provide larger amounts of mass memory, space reduction and faster data processing speeds. They are used in both military and commercial applications and include static RAM modules (SRAM), electronically erasable PROM modules (EEPROM), and Flash PROM modules. The family of microprocessor modules supports the development of highly complex systems including application-specific analog, mixed analog-digital and logic functions. These products are designed to serve state-of-the-art high end industrial and military markets and are intended to be used in portable, mobile land-based, airborne and naval applications as well as high end data communication and data processing systems.

                                MULTICHIP MODULES

The Company designs and manufactures highly reliable, compact multichip modules (MCM's). Multichip modules are used as components in a broad spectrum of electronic devices where circuit reliability and size reduction is important. A multichip module is a packaging technique that places several semiconductor chips, interconnected with a high density substrate, into a compact package. These can be designed to perform a wide variety of electronic functions, such as amplifiers, regulators, switches, data converters, oscillators and decoders. They are sold to original equipment manufacturers serving principally the military market, as well as the aerospace, medical and high temperature markets.

                         MICROELECTRONIC SEGMENT REVIEW

The products designed, manufactured, and sold by the Company in its microelectronic segment are sold to private industry and to the United States and foreign governments both through Company sales personnel and independent sales representatives and distributors. In a time of strong demand for memory and microprocessor products, as at present, sources of supply of IC (integrated circuit) die and other components may be constrained and subject to shortages. A multichip module manufacturer's ability to compete is heavily dependent on its ability to maintain access to steady sources of supply. To address these needs, the Company has maintained strong relationships with leading semiconductor fabricators in the United States and the Far East. The Company has no specific long-term contractual arrangement with its vendors. None of the business of the microelectronic segment is seasonal. The Company does not provide extended payment terms to its customers. Products in the microelectronic segment are sold under a standard one year warranty and may be returned for repair or replacement during the warranty period.

The backlog for products was approximately $9,444,000 and $8,249,000, at the end of fiscal years 1996 and 1995, respectively. Approximately 95% of the segment's fiscal 1995 backlog was shipped during fiscal 1996. Approximately 90% percent of the fiscal 1996 year-end backlog is expected to be shipped during fiscal 1997.

Management believes that the key competitive factors are product reliability, the ability to meet delivery schedules and price. The Company competes with numerous other companies, many of which have greater financial strength and technical and marketing resources than does the Company. It is not possible to predict the extent of competition which present or future activities of the Company in this segment will encounter because of changing competitive conditions, government requirements, technological developments and other factors.

            ELECTROMECHANICAL AND MECHANICAL EQUIPMENT AND COMPONENTS

The products designed, manufactured and sold by the Company in its electromechanical segment include electromechanical components and packages, electromechanical display devices, electronic display devices, interface systems including keyboards and related sub-systems.

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

                        ELECTROMECHANICAL DISPLAY DEVICES

The Company also produces digital displays which permit a more accurate readout of information than is feasible with analog meters. These include display devices which respond electromagnetically to electronic input signals, thus eliminating mechanical transmission delays. These products are sold primarily to aircraft instrument manufacturers.

                               INTERFACE PRODUCTS

The Company designs and manufactures, to customer specification, a variety of keyboard assemblies for military and commercial applications. The Company has the capability of meeting demanding requirements such as backlighting to meet night vision goggle (NVG) compatibility, adverse environments, and the integration of displays, including LCD's, and microprocessor technology.

                     ELECTROMECHANICAL PACKAGES AND SYSTEMS

The Company designs and manufacturers complex specialized systems used in interface control of cable handling systems aboard submarines and antenna control systems in satellite communications systems. These products are sold directly to the U.S. Government or to U.S. Government prime contractors.


                        ELECTROMECHANICAL SEGMENT REVIEW

The customers for the products of the electromechanical segment include original equipment manufacturers, primarily in the aerospace industry and agencies of the United States Government. The materials, products and services used by the Company to manufacture its products in the electromechanical segment are readily available from a variety of sources. None of the business of the electromechanical segment is seasonal.

Neither the needs of the Company for a continuing allotment of goods from its suppliers nor the requirements of its customers for the products of the electromechanical segment require the carrying of finished goods inventory. In its purchase of components (some of which must be ordered months in advance), the Company has not encountered, and does not anticipate encountering any significant difficulty. The Company does not provide extended payment terms to its customers. Products are sold under a standard one year warranty and may be returned for repair or replacement during the warranty period.

The electromechanical segment backlog was approximately $2,226,000 and $2,834,000, at the end of fiscal years 1996 and 1995, respectively. Approximately 96% percent of this segment's 1995 backlog was shipped during fiscal 1996. Approximately 98% percent of the fiscal 1996 year-end backlog is expected to be shipped during fiscal 1997.

Management believes that price, product reliability and the ability to meet delivery schedules are the key competitive factors. Many of the Company's competitors in this segment are larger and have greater financial resources, larger technical and marketing resources and different technologies than the Company. It is not possible to predict the extent of competition which present or future activities of the Company in this segment will encounter because of changing competitive conditions, government requirements, technological developments and other factors.

                               PRINCIPAL CUSTOMERS

In fiscal 1996 no single customer sales accounted for 10% of the Company's sales. In fiscal 1995 sales to one microelectronic segment customer accounted for 14% of the Company's total sales. However, the majority of the Company's sales are made to the U.S. Government or to U.S. Government prime contractors. These contracts can be for relatively large dollar amounts, sometimes calling for deliveries over more than one year. The award of new contracts or the expiration of old contracts could have a significant short-term impact on sales and operating results.

                      RESEARCH, ENGINEERING AND DEVELOPMENT

Current research and product development activities are directed primarily toward the improvement of existing standard products while some projects are focused on the development of new products or processes. The Company devotes minimal resources to pure research and development, but emphasizes the application of its engineering expertise to the development and refinement of proprietary products or technologies. Expenditures by the Company on research and product development for fiscal years 1996, 1995 and 1994 amounted to approximately $580,000, $812,000, and $593,000 respectively. The Company principally utilizes its engineering staff in its research and development efforts.

                               REGULATORY MATTERS

GOVERNMENT CONTRACTING REGULATION

Most of the Company's business is derived from subcontracts with prime contractors of the U.S. Government. As a U.S. Government subcontractor, the Company is subject to federal government contracting regulation. Under these regulations, the U.S. Government is entitled for three years after final payment on certain negotiated contracts or contract modifications to examine all of the Company's cost records with respect to such contracts to determine whether the Company furnished complete, accurate and current cost or pricing data to the Government in connection with the negotiation of the price of the contract or modification. The U.S. Government also has the right after final payment to seek a downward adjustment to the price of a contract or modification if it determines that the contractor failed to disclose complete, accurate and current data.

In addition, the Federal Acquisition Regulation governs the allowability of costs incurred by the Company in the performance of U.S. Government contracts to the extent that such costs are included in its proposals or are allocated to its U.S. Government contracts during performance of those contracts.

The Company's subcontracts provide that they may be terminated at the convenience of the U.S. Government. Upon such termination, the contractor is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs incurred and allocable to the contract and an allowance for profit on the allowable costs incurred or adjustment for loss if completion of performance would have resulted in a loss. In addition, the Company's subcontracts provide for termination for default if the Company fails to perform or breaches a material obligation. In the event of a termination for default, the customer may have the unilateral right at any time to require the Company to return unliquidated progress payments pending final resolution of the propriety of the termination for default. The Company may also have to pay the excess, if any, of the cost of purchasing a substitute item from a third party. If the customer has suffered other ascertainable damages as a result of a sustained default, the customer could demand payment of such damages by the Company.

In connection with the Company's U.S. Government business, the Company also is subject to Government investigations of its policies, procedures and internal controls for compliance with procurement regulations and applicable laws. The Company may be subject to downward contract price adjustments, refund obligations or civil and criminal penalties. In certain circumstances in which a contractor has not complied with the terms of a contract or with regulations or statutes, the contractor might be debarred or suspended from obtaining future contracts for a specified period of time. Any such suspension or debarment of the Company could have a material adverse effect on the Company's business.

It is the Company's policy to cooperate with the Government in any investigations of which it has knowledge, but the outcome of any such Government investigations cannot be predicted with certainty. In the opinion of management of the Company, it has complied in all material respects with applicable government requirements.

ENVIRONMENTAL PROTECTION

Compliance with federal, state and local laws or regulations which govern the discharge of materials into the environment has not had a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

                                    EMPLOYEES

As of September 28, 1996, the Company employed 185 persons. Of such employees, 106 were employed in the microelectronic segment, 74 in the electromechanical segment and 5 were employed on the corporate staff. A total of 44 of the Company's employees in the electromechanical segment were employed pursuant to collective bargaining agreements covering workers at the Company's Technologies division in Fort Wayne,

Indiana. This agreement will expire on November 15, 1998. The Company believes its labor relations are satisfactory.

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

NAME, AGE & POSITION              BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS
-------------------------         -----------------------------------------------------------------

EDWARD A. WHITE, 68               Elected Chairman of the Board of the Company on October 22,
Chairman of the Board             1983.  Served as Chief Executive Officer from October 22, 1983 to
                                  January 31, 1992 and as President from July 31, 1987
                                  until December 10, 1990.

THOMAS K. LANIN, 53               Elected President and Chief Executive Officer on June 2, 1995.
President and Chief               Served as Vice President Finance and Chief Financial Officer from
Executive Officer                 March 1987 and Secretary and Treasurer from April 1987.  Elected as a director of the Company in July 1988.

JOSEPH G. WARREN, JR., 51         Elected Vice President Finance, Chief Financial Officer, Secretary
Vice President Finance,           and Treasurer on July 12, 1995.  From 1994 to 1995 served as Vice
Chief Financial Officer,          President Finance of Axxess Technologies, Inc.  From 1993 to 1994
Secretary and Treasurer           served as Vice President of Golden Technologies, Inc.  From 1992
                                  to 1993 served as President of Coors Ceramicon Designs, Ltd., and from 1985 to 1992 served as Vice President Finance of Coors
                                  Ceramics Company.

ITEM 2     PROPERTIES

The following table sets forth the information as to the Company's principal properties:

                         APPROXIMATE
  LOCATION                  SIZE                TYPE OF OWNERSHIP               OPERATION/FUNCTION
------------           ---------------          -----------------           -----------------------

Ft. Wayne, IN          75,000 sq. ft.           Owned                       Manufacture of electro-
                       (plus 10 acres                                       mechanical and
                       of vacant land                                       mechanical equipment
                       adjacent thereto)                                    and components

Phoenix, AZ            28,000 sq. ft.           Lease (expires 8/97)        Manufacture of
                                                                            microelectronic
                                                                            modules

Phoenix, AZ            2,900 sq. ft.            Lease (expires 3/98)        Corporate executive
                                                                            office

Acton, MA              80,000 sq. ft.           Owned                       Land and buildings held
                                                                            for sale; leased to
                                                                            third party

Management considers these properties to be well maintained and adequate for their use. See Note 6 to the Consolidated Financial Statements in this Annual Report for description of the mortgages and liens on these properties.

ITEM 3     LEGAL PROCEEDINGS

On April 25, 1996 the U.S. Attorney's Office for the State of Arizona undertook an investigation of certain aspects of White Microelectronics contracts with prime contractors with the Federal government. The Investigation is centering on the interpretation of certain government contract specified testing requirements on incoming material. The Company is cooperating fully with the investigation.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS

The Company's Common Stock and $3.00 Preferred Stock are traded on the American Stock Exchange under the symbols BOM and BOM:PR, respectively. See Note 17 to the Consolidated Financial Statements in this Form 10-K for the high and low sales prices for each of the Common Stock and $3.00 Preferred Stock over the last two fiscal years.

As of December 16, 1996, there were approximately 2,636 holders of record of the Company's Common Stock and approximately 33 holders of record of the Company's $3.00 Preferred Stock.

The Company has not paid cash dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to retain all earnings to provide funds for the operation and expansion of its business. The Company's credit agreement precludes the payment of cash dividends without the bank's prior approval.

ITEM 6     SELECTED FINANCIAL DATA
           (In thousands of dollars, except share data)

------------------------------------------------------------------------------------------------------------------
                                                                        Fiscal Year
OPERATIONS:                                 1996            1995            1994            1993            1992
------------------------------------------------------------------------------------------------------------------

Net Sales                               $   25,317      $   26,869      $   27,821      $   20,101      $   24,596
------------------------------------------------------------------------------------------------------------------

Gross Margin                            $    9,530      $    9,564      $    9,776      $    5,990      $    8,171
------------------------------------------------------------------------------------------------------------------

Income before income taxes              $    2,086      $      577      $    2,550      $      888      $    1,416
------------------------------------------------------------------------------------------------------------------

Net Income                              $    1,290      $    3,903      $    2,175      $      755      $    1,243
------------------------------------------------------------------------------------------------------------------

Weighted average number of common
shares and equivalents - primary         6,564,987       6,615,241       6,554,441       6,236,590       6,261,963
------------------------------------------------------------------------------------------------------------------

Net income per share - primary          $     0.14      $     0.54      $     0.28      $     0.06      $     0.20
------------------------------------------------------------------------------------------------------------------

Net income per share - fully diluted                    $     0.48      $     0.27      $     0.06      $     0.20
------------------------------------------------------------------------------------------------------------------


FINANCIAL POSITION (AT YEAR END):
------------------------------------------------------------------------------------------------------------------

Working Capital                         $    8,502      $    6,889      $    5,209      $    3,817      $    3,497
Total Assets                            $   16,538      $   17,432      $   13,783      $   10,910      $   11,368
Long-term debt                          $    3,675      $    3,992      $    4,617      $    5,078      $    5,891
------------------------------------------------------------------------------------------------------------------

Note:    No dividends have been declared or paid on Bowmar common share.
         There were 2,636 holders of record of Bowmar common stock on December 16, 1996.

This table should be read in conjunction with the Consolidated Financial Statements provided elsewhere herein.

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal 1996, 1995, and 1994 net sales were $25,317,000, $26,869,000 and
$27,821,000 respectively. The decrease in net sales from 1995 to 1996 was the result of a 26.4% decrease in sales in the electromechanical segment. This decrease occurred in the mechanical ordnance and rapid heat transfer sterilizer
(RHT) product line, partially offset by increased mechanical product sales. The ordnance and RHT product lines were sold in the fourth quarter, which caused the sales to be somewhat lower. Interface sales were lower because of the increased competition in the marketplace. Sales in the microelectronic segment increased 4.2%. As a result of the microelectronic segment shift to standard military products, Flash and SRAM product lines, sales increased significantly while EEPROM sales were down dramatically because of the completion of the Abrams tank orders. The decrease in net sales from 1994 to 1995 was the result of a 10.5% decrease in sales in the electromechanical segment. The decrease in sales in the electromechanical segment was primarily in the mechanical and interface product lines, partially offset by increased sales in the ordnance and RHT product lines. The increased sales in ordnance products were positively impacted by a $435,000 claim settlement recognized in the second quarter of fiscal 1995. Sales during fiscal 1995 in the microelectronic segment were approximately equivalent to those in the prior year. This segment experienced a decrease in custom military products which was offset by an increase in the standard military memory product line.

The Company continues to believe that changes in defense spending will not have a material adverse affect on the Company's overall results. However, it appears that although the Company's microelectronic segment of the Company's business could experience growth as a result of changes in defense spending, the Company's electromechanical segment has been negatively impacted. Accordingly, the Company continues to pursue its goal of reduced dependency on the defense industry, by pursuing commercial business while emphasizing niche military markets, where it has a competitive advantage.

Gross margin, as a percentage of sales, increased during fiscal 1996 to 37.6%. Gross margins in the microelectronic segment were approximately $7.9 million or 41.6% due to improved margins in the custom product lines. Gross margins in the electromechanical segment were approximately $1.6 million or 26.1%. While the gross margin dollars in the electromechanical segment were down due to lower sales volume, the gross margin percentage increased 1.4%. The main reason for this increase was the improved margins in the interface and RHT products lines. Gross margins, as a percent of sales were 35.6% in 1995. Gross margins in the microelectronic segment were approximately $7.3 million or 40.6% as compared to 35.8% in fiscal 1994. The increase was due to improved margins in the standard military memory product line. The 1995 gross margins in the electromechanical segment were approximately $2.2 million or 24.7% where margin percentages were down in each product line. The gross margin for this segment was positively impacted by 5% due to the recognition of the above noted ordnance claim settlement. Gross margins, as a percent of sales, were 35.1% in fiscal 1994.

Selling, general and administrative expenses in fiscal 1996 were 10.4% below 1995. The main reason for the decline was the $574,000 in writeoffs that were incurred in 1995 related to prepaid royalty payments on the Cox Sterile Products acquisition and post employment benefits for a former executive of the Company. The remainder of the decline was attributed to cost cutting in the electromechanical segment. This decline was partially offset by higher costs at the microelectronic division related to increased volume and legal expenses associated with the investigation by the U.S. Attorney's office, as discussed in
Item 3. 1995 selling, general and administrative expenses were above 1994 because of the writeoffs in 1995 which were previously discussed and increased commissions, bonuses and advertising in the microelectronics segment.

Product development expense in fiscal 1996 decreased by $232,000 or 28.6% from 1995. The main reason for the decline was the increased spending in 1995 on the RHT product line that was not repeated in 1996. This also explains the higher 1995 costs as compared to 1994.

Interest expense in fiscal 1996 declined as a result of both lower rates and decreased borrowings as compared to 1995. Interest expense in fiscal 1995 was approximately the same as fiscal 1994 due to decreased borrowings which offset the effect of higher interest rates.

Other income in fiscal 1996 consists primarily of the net proceeds from the Company's leased facility in Acton, MA. This lease expires in February, 1997 and the Company has listed the property for sale. (See Footnote 4 to the Financial Statements) The increase in other income in 1996 as compared to 1995 was caused by a writeoff of $319,000 in 1995 related to the goodwill associated with the Cox Sterile Products acquisition. This writeoff was also responsible for the decline in other income in 1995 as compared to 1994.

During the third quarter of fiscal 1995, the Company recorded a $3.3 million tax credit resulting from the elimination of the valuation allowance, as prescribed by the provisions of Statement of Financial Accounting Standards No. 109, related to the Company's deferred tax assets. As a result, the Company's effective tax rate in 1996 for financial statement purposes approximated the statutory rate. The Company is subject to the alternative minimum tax which, when combined with state taxes, resulted in a current tax provision of $107,000, $200,000, and $375,000 in fiscal 1996, 1995, and 1994.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Fiscal year-end 1996 working capital increased to $8,502,000, from $6,889,000 at September 30, 1995. Changes in the components of working capital are detailed in the Company's Consolidated Statements of Cash Flows. The Company's current ratio at fiscal year-end 1996 is approximately 3.3 to 1. Its total debt-to-equity ratio improved to approximately 0.9 to 1.

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

The Company is actively seeking a buyer for its land and building in Acton, MA, and anticipates that proceeds from a sale would be in excess of the obligations thereon.

In fiscal 1996 and 1995, the Company generated $309,000 and $3,017,000 respectively of cash from operating activities. Management anticipates that operations will continue to generate cash in the foreseeable future. Management also anticipates that for the near term its cash payments for Federal income taxes will be based on rates applicable to the alternative minimum tax as it uses its net operating loss carryforwards.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14 of this Annual Report for required financial statements and supplementary data.

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III



ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item for directors is set forth in the Company's 1996 Proxy Statement under the heading "Election of Directors" and the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by this reference as if set forth in full. The information required by this Item for Executive Officers of the Company is set forth in Part I of this Form 10-K as a separate item following Item 1 entitled "Executive Officers of the Company."

ITEM 11    EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company's 1996 Proxy Statement under the heading "Executive Compensation" and is incorporated herein by this reference as if set forth in full.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

The information required by this Item is set forth in the Company's 1996 Proxy Statement under the heading "Principal Shareholders" and under the heading "Election of Directors--Nominees" and is incorporated herein by this reference as if set forth in full.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Company's 1996 Proxy Statement under the heading "Certain Transactions" and under the heading "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by this reference as if set forth in full.

                                     PART IV

ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K


(a)(1)(2)     Financial Statements and Supplementary Data
              -------------------------------------------

                                                                               Page
                                                                               ----
           Consolidated Financial Statements
           ---------------------------------

           Report of Independent Accountants                                     14

           Consolidated Balance Sheets as of September 28, 1996 and
           September 30, 1995                                                    15

           Consolidated Statements of Income for the Years Ended
           September 28, 1996, September 30, 1995 and October 1, 1994.           16

           Consolidated Statements of Shareholders' Equity for the Years
           Ended September 28, 1996, September 30, 1995 and October 1, 1994.     17

           Consolidated Statements of Cash Flows for the Years Ended
           September 28, 1996, September 30, 1995 and October 1, 1994.           18

           Notes to Consolidated Financial Statements                            19


           Financial Statement Schedules for the Years Ended September 28, 1996,
           ---------------------------------------------------------------------
           September 30, 1995, and October 1, 1994.
           ----------------------------------------

           Financial statement schedules have been omitted because either they are not required or are not applicable, or because the information has been included in the consolidated financial statements or notes thereto.

(a)(3)   Exhibits
         --------

         Exhibit Number
         --------------

          3.1 Amended and Restated Articles of Incorporation. (Previously filed as Exhibit A to the Registrant's definitive Proxy Statement prepared in connection with the 1993 Annual Meeting of Shareholders, which is incorporated herein by reference.)

          3.2 Amended and Restated Code of By-Laws, as further amended on July 28, 1995. (The former having been previously filed as Exhibit 3 to the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and the latter having been previously filed as Exhibit 5(a) to the Current Report on Form 8K dated October 16, 1995, both of which are incorporated here in by reference.)

          4.1 Indenture, Bowmar Instrument Corporation 13 1/2% Convertible Subordinated Debentures due December 15, 1995. (Previously filed as Exhibit 4.4 to the Registration Statement on Form S-7, File No.2-70025, on November 25, 1980, which is incorporated herein by reference.)

          4.2    Amended and Restated Articles of Incorporation. (See Exhibit
                 3.1 above.)

 10.1(a) Loan documents by and between Foothill Capital Corporation ("Foothill") and Bowmar Instrument Corporation and its wholly owned subsidiaries Bowmar/ALI, Inc. and White Technology, Inc. (Previously filed as exhibits 10.1(a) through 10.1(n) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1989, Exhibits 10.1(o) through 10.1(w) for the fiscal year ended September 30, 1990, Exhibit 10.1(x) for the fiscal year ended September 30, 1991, Exhibits 10.1(gg) and (hh) for the fiscal year ended September 30, 1992, and Exhibits 10.1(bb) and (cc) for the fiscal year ended October 2, 1993 and Exhibit 10.1(e) for the fiscal year ended October 1, 1994 which are incorporated herein by reference.)

 10.1(b) Lease dated February 23, 1990, by and between Bowmar/Ali, Inc. as landlord and Lau Acquisition Corporation as tenant. (Previously filed as Exhibit 10.1(bb) to the Registrant's Annual Report of Form 10-K for the fiscal year ended September 30, 1990, which is incorporated herein by reference.)

*10.1(c) Employment agreement dated August 15, 1991 between Edward A. White and Bowmar Instrument Corporation. (Previously filed as Exhibit 10.1(dd) to the Registrant's Annual report of Form 10-K for the fiscal year ended September 30, 1991, which is incorporated herein by reference.)

*10.1(d) Employment agreement dated August 15, 1991, as amended as of August 15, 1992, and as of June 1, 1995 between Gardiner S. Dutton and Bowmar Instrument Corporation. (The first two having been previously filed as Exhibit 10.1(ff) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, and the last having been filed as Exhibit 5(b) to Form 8-K dated June 26, 1995, all which are incorporated herein by reference.)

*10.2(a) Form of Incentive Stock Option Agreement covering incentive stock options granted under the Corporation's now terminated 1986 Plan, as amended October 23, 1987. (Previously filed as Exhibit 10.2(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1987, which is incorporated herein by reference.)

*10.2(b) Form of Non-Incentive Stock Option Agreement covering non-incentive stock options granted under the Corporation's now terminated 1986 Plan, as amended October 23, 1987. (Previously filed as Exhibit 10.2(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1987, which is incorporated herein by reference.)

*10.2(c) Bowmar Instrument Corporation Stock Option Plan for Non-Employee Directors as amended February 4, 1994. (Incorporated herein by reference to Exhibit B to the Registrant's definitive Proxy Statement, prepared in connection with the 1994 Annual Meeting of Shareholders.)

*10.2(d) Non-Incentive Stock Option Agreement dated August 16, 1991, as amended August 15, 1992, between Bowmar Instrument Corporation and Gardiner S. Dutton. (Previously filed as Exhibit 10.1(ff) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, which is incorporated herein by reference.)

        *10.2(e) 1994 Flexible Stock Plan. (Previously filed as Exhibit A to the Registrant's definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of Shareholders, which is incorporated herein by reference.)

        *10.3(a) Form of Agreement governing awards of restricted stock under the Corporation's now terminated Restricted Plan (Incorporated by reference to the exhibit to Amendment No. 1 to the Registrant's Registration Statement of Form S-8 (No. 2-67645).)

         10.4(a) Loan documents by and between Bank One, Arizona, NA and Bowmar Instrument Corporation and its wholly owned subsidiary, Bowmar/ALI, Inc., (previously filed as exhibits 10.4a through 10.4g to the Registrant's Annual Report on Form 10-k for the fiscal year ended September 30, 1995 which is incorporated herein by reference).

         10.4(b) Modification Agreement dated April 26, 1996, pursuant to the Loan Agreement dated August 28, 1995 by and between Bank One, Arizona, NA and the Registrant.

         10.4(c) Second Modification Agreement dated August 9, 1996, pursuant to the Loan Agreement dated August 28, 1995 by and between Bank One, Arizona, NA and the Registrant.

         11       Computation of Earnings per share

         21 Subsidiaries of the Registrant - The Registrant has one subsidiary, Bowmar/Ali, Inc., a Massachusetts Corporation.

         23       Consent of Independent Accountants

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         None.

(c)      Not applicable.

(d)      Not applicable.


* Management compensatory contract, plan or arrangement.

                        REPORT OF INDEPENDENT ACCOUNTANTS




TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
BOWMAR INSTRUMENT CORPORATION

We have audited the consolidated financial statements of Bowmar Instrument Corporation and Subsidiaries as of September 28, 1996 and September 30, 1995, and for each of the three years in the period ended September 28, 1996, as listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bowmar Instrument Corporation and Subsidiaries as of September 28, 1996 and September 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 1996, in conformity with generally accepted accounting principles.





COOPERS & LYBRAND L.L.P.

Phoenix, Arizona
November 8, 1996, except as to
the information presented in
Note 15 for which the date is
December 6, 1996.

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

----------------------------------------------------------------------------------------------
                                                              SEPTEMBER 28,      SEPTEMBER 30,
                                                                  1996               1995
----------------------------------------------------------------------------------------------

ASSETS
Current Assets
  Cash                                                          $    108           $    739
  Accounts receivable, net                                         3,992              3,882
  Inventories                                                      6,059              5,420
  Prepaid expenses                                                   402                457
  Deferred income taxes                                            1,652              1,698
----------------------------------------------------------------------------------------------

  Total Current Assets                                            12,213             12,196

Property, Plant and Equipment, net                                 1,122              1,335
Deferred Income Taxes                                              1,524              2,167
Other Assets, net                                                  1,679              1,734
----------------------------------------------------------------------------------------------

Total Assets                                                    $ 16,538           $ 17,432
----------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Current portion of long-term debt                              $    556           $    661
 Accounts payable                                                    933              1,453
 Accrued salaries and benefits                                     1,503              2,092
 Other accrued expenses                                              719              1,101
----------------------------------------------------------------------------------------------

     Total Current Liabilities                                     3,711              5,307
Long-Term Debt                                                     3,675              3,992
Other Long-Term Liabilities                                          339                338
----------------------------------------------------------------------------------------------

     Total Liabilities                                             7,725              9,637
----------------------------------------------------------------------------------------------

Commitments and Contingencies (see Note 11)
----------------------------------------------------------------------------------------------

Shareholders' Equity
  Preferred stock, $1 par value,
    authorized 500,000 shares, issued 119,948                        120                120
    and 119,990 shares
  Common stock, $.10 stated value, authorized
    15,000,000 shares, issued 6,483,233 and 6,499,316 shares         653                650
   Treasury stock, 44,442 shares, at stated value                     (4)                (4)

Additional paid-in capital                                         6,330              6,245
Retained earnings                                                  1,714                784
----------------------------------------------------------------------------------------------

     Total Shareholders' Equity                                    8,813              7,795
----------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity                      $ 16,538           $ 17,432
----------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands of dollars, except share data)

-------------------------------------------------------------------------------------
                                                              FISCAL YEAR

                                              1996            1995            1994
-------------------------------------------------------------------------------------

Net sales                                 $    25,317     $    26,869     $    27,821

Cost of sales                                  15,787          17,305          18,045
-------------------------------------------------------------------------------------

Gross margin                                    9,530           9,564           9,776
-------------------------------------------------------------------------------------

Expenses:
   Selling, general and administrative          6,878           7,676           6,259
   Product development                            580             812             593
   Interest expense                               522             723             751
   Other (income) net                            (536)           (224)           (377)
-------------------------------------------------------------------------------------

   Total expenses                               7,444           8,987           7,226
-------------------------------------------------------------------------------------

Income before income taxes                      2,086             577           2,550
Income taxes (credit)                             796          (3,326)            375
-------------------------------------------------------------------------------------

NET INCOME                                $     1,290     $     3,903     $     2,175
-------------------------------------------------------------------------------------

Net income per common share:
    Primary                               $      0.14     $      0.54     $      0.28
    Fully diluted                                         $      0.48     $      0.27
-------------------------------------------------------------------------------------

Weighted average number of common
 shares and equivalents:
    Primary                                 6,564,987       6,615,241       6,554,441
    Fully diluted                           8,163,894       8,214,708       8,156,853
-------------------------------------------------------------------------------------

Note: For fiscal year 1996, fully diluted net income per share is considered to be the same as primary net income per share since the effect of the potentially dilutive preferred stock is currently antidilutive.

See notes to consolidated financial statements.

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (In thousands of dollars, except share data)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                     TOTAL
                                                                                      ADDITIONAL     RETAINED        SHARE-
                                          PREFERRED        COMMON        TREASURY      PAID-IN       EARNINGS        HOLDERS'
                                            STOCK          STOCK          STOCK        CAPITAL       (DEFICIT)       EQUITY
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, OCTOBER 2, 1993                   $   129        $   618        $    (4)       $ 5,845       $(4,572)       $ 2,016

Net income                                                                                              2,175          2,175
Issuance of common stock:
   Exercise of options and
     awards - 161,970 shares                                   16                           158                          174
   Exchange of 116,873 shares
     for 8,768 shares of preferred              (9)            12                            (3)                           0
Deferred compensation costs                                                                  47                           47
Payment of preferred dividends                                                                           (362)          (362)

-----------------------------------------------------------------------------------------------------------------------------

BALANCE, OCTOBER 1, 1994                       120            646             (4)         6,047        (2,759)         4,050

Net income                                                                                              3,903          3,903
Issuance of common stock:
   Exercise of options and
   awards and related tax benefits -
   40,500 shares                                                4                           158                          162
Deferred compensation costs                                                                  40                           40
Payment of preferred dividends                                                                           (360)          (360)

-----------------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1995                    120            650             (4)         6,245           784          7,795

Net income                                                                                              1,290          1,290
Issuance of common stock:
   Exercise of options and
     awards and related tax
     benefits 27,800 shares                                     3                            70                           73
Deferred compensation costs                                                                  15                           15
Payment of preferred dividends                                                                           (360)          (360)

-----------------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 28, 1996                $   120        $   653        $    (4)       $ 6,330       $ 1,714        $ 8,813
-----------------------------------------------------------------------------------------------------------------------------

 See notes to consolidated financial statements.

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)

------------------------------------------------------------------------------------------------
                                                                        FISCAL YEAR

                                                            1996           1995           1994
------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net income                                                 $ 1,290        $ 3,903        $ 2,175
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                496            552            701
  Amortization of debt issue costs                               0             52             36
 Deferred income tax benefit                                   689         (3,526)             0
  Net changes in balance sheet accounts:
    Accounts receivable                                       (110)           952         (1,897)
    Inventories                                               (639)          (554)          (692)
    Prepaid expenses                                            55             21            (92)
    Other assets                                                19            319              0
    Accounts payable                                          (520)           417           (469)
    Accrued salaries and benefits                             (589)           537            964
    Other accrued expenses                                    (382)           350            163
    Other                                                        0             (6)            57
------------------------------------------------------------------------------------------------

Net cash provided by operating activities                      309          3,017            946
------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                    (365)          (454)          (450)
Proceeds from sales of property, plant and equipment           135              5              0
Net change in other assets                                       0            (41)          (243)
------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                       (230)          (490)          (693)
------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Borrowings under (payments on) notes payable                 4,200         (1,135)           499
Retirement of long-term debt                                (4,623)          (602)          (553)
Issuance of common stock                                        73            162            174
Payment of preferred stock dividends                          (360)          (360)          (362)
------------------------------------------------------------------------------------------------

Net cash (used in) financing activities                       (710)        (1,935)          (242)
------------------------------------------------------------------------------------------------

Net change in cash                                            (631)           592             11
Cash at beginning of year                                      739            147            136
------------------------------------------------------------------------------------------------

Cash at end of year                                        $   108        $   739        $   147
------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid for interest                                 $   511        $   689        $   974
Net cash paid for income taxes                             $   139        $   164        $   190
Non-Cash Investing and Financing Activities:
  Capital lease agreements                                 $     0        $    88        $   235
------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS

The Company is a U.S. designer and manufacturer of high density, solid state memory modules, multichip modules, interface products, and electromechanical components and packages. The Company's customers include both domestic and international government contractors. The majority of the sales and earnings are generated by the memory and multichip module product lines.

2.       SIGNIFICANT ACCOUNTING POLICIES

         a.  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Bowmar Instrument Corporation and its subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions are eliminated. Certain amounts in prior fiscal years consolidated financial statements have been reclassified to conform to current presentation.

         b.  FISCAL YEAR-END

         The Company's fiscal year-end is the Saturday nearest September 30.

         c.  ACCOUNTS RECEIVABLE

         Accounts receivable have been reduced by an allowance for doubtful accounts of approximately $136,000, and $102,000 at fiscal year-end 1996 and 1995, respectively.

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

         g.  SALES RECOGNITION

         Sales are recognized when our products are shipped.

         h.  INCOME TAXES

         The Company files a consolidated tax return with its wholly-owned subsidiary. Temporary differences in the recognition of taxable income for financial reporting and income tax purposes relate primarily to the use of different depreciation methods and useful lives for tax purposes, the allowances for doubtful accounts and inventory obsolescence and the timing of reporting bonus expense.

         i.  NET INCOME PER COMMON SHARE

         Primary net income per share is computed by deducting preferred dividends from net income to determine net income available to common shareholders. This amount is then divided by the weighted average number of common shares outstanding and Common Stock equivalents. Net income per share assuming full dilution is determined by dividing net income by the weighted average number of common shares outstanding during the year after giving effect to Common Stock equivalents arising from stock options and preferred stock assumed converted to Common Stock.

         j.  NEWLY ISSUED ACCOUNTING STANDARDS

         In October 1995, the statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" was issued. As provided for by this standard, the Company will continue to account for stock-based transactions with employees in accordance with APB Opinion No. 25. All additional items required by Standard No. 123 for stock based transactions with employees will be adopted in fiscal 1997.

         k.  ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

3.       INVENTORIES

Inventories consist of the following:

-------------------------------------------------------------------------------

                                             SEPTEMBER 28,        SEPTEMBER 30,
                                                 1996                  1995
-------------------------------------------------------------------------------

         Raw materials                        $3,330,000            $2,164,000
         Work-in-process                       2,531,000             2,891,000
         Finished goods                          198,000               365,000
-------------------------------------------------------------------------------

                                              $6,059,000            $5,420,000
-------------------------------------------------------------------------------


The inventories are net of reserve for excess and obsolete for $865,000 and $799,000 for fiscal 1996 and 1995 respectively.

Under contractual arrangements by which progress payments are received on U.S. Government subcontracts, title to inventories identified with related contracts is vested in the government. Inventories were reduced by $40,000 in 1995 for such progress payments.

4.       OTHER ASSETS

Other assets include approximately $1,480,000 for certain land and buildings in Acton, MA. The Company has listed this property with a real estate broker. The building is presently leased to the purchasers of the Bowmar/ALI Military Systems division under an operating lease agreement which extends through February 1997. Rental income during fiscal years 1996, 1995, and 1994 was $572,000, $552,000, and $532,000, respectively. Future minimum rentals due the Company under this lease are approximately $242,000 in the first five months of fiscal 1997. In fiscal 1994 other assets also included approximately $340,000 of goodwill related to the Cox Sterile Products acquisition. The balance of goodwill was written off in the third quarter of fiscal 1995 by a charge of $319,000 to other expense.

5.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

------------------------------------------------------------------------

                                            SEPTEMBER 28,   SEPTEMBER 30,
                                                1996             1995
------------------------------------------------------------------------

         Land                                $  123,000       $  123,000
         Buildings and improvements             935,000          927,000
         Machinery and equipment              5,566,000        5,745,000
         Leasehold improvements                 316,000          315,000
------------------------------------------------------------------------

           Total, at cost                     6,940,000        7,110,000

         Less accumulated depreciation
           and amortization                   5,818,000        5,775,000
------------------------------------------------------------------------

                                             $1,122,000       $1,335,000
------------------------------------------------------------------------


At fiscal year-end 1996 and 1995, property, plant and equipment includes approximately $467,000 and $473,000, respectively, of equipment under leases that have been capitalized. Accumulated amortization for such equipment approximated $344,000 and $233,000 for fiscal years 1996 and 1995, respectively.

6.       LONG-TERM DEBT

Long-term debt consists of the following:

---------------------------------------------------------------------------

                                               SEPTEMBER 28,   SEPTEMBER 30,
                                                    1996          1995
---------------------------------------------------------------------------

      Bank One term loan                        $3,825,000       $        0
      Industrial revenue bonds                     360,000          472,000
      Obligations under capital leases              46,000           41,000
      13.5% Convertible subordinated debentures          0        1,826,000
      Foothill Capital Corporation term loan             0        2,314,000

---------------------------------------------------------------------------

                                                 4,231,000        4,653,000
      Less current portion                         556,000          661,000
---------------------------------------------------------------------------
                                                $3,675,000       $3,992,000
---------------------------------------------------------------------------

The financing agreement with Bank One provides for a $4.0 million revolving line of credit which expires on February 28, 1997 and bears interest at 1% over the Bank's prime rate on September 28, 1996 which was 9.25%; a term loan in the principal amount of $3,825,000 which bears interest at the rate 1.25% over the Bank's prime rate. The rate on September 28, 1996 was 9.50% with principal payments of $35,000 per month with the balance due on July 31, 2000; and an equipment leasing line of credit of $500,000. The Bank One financing is collateralized by all of the assets of the Company, subject to the prior lien associated with the industrial revenue bonds.

This financing agreement includes certain restrictions on the Company including a limitation on cash dividends of $500,000 maximum per year.

The availability of cash under the revolving line of credit is based on eligible accounts receivable and inventories. There is a charge of 1/4 of 1% per month on the unused portion of the line of credit. The Company entered into the agreement with Bank One in November 1995 and the proceeds were used to retire the convertible subordinated debentures and the Foothill Capital Corporation loans.

The industrial revenue bonds are payable quarterly through September 30, 2000 at the rate of $22,500 per quarter, plus interest at the reference rate of the Fort Wayne National Bank. The interest rate at September 28, 1996 was 6.19%. The bonds are collateralized by real property with a net book value of $1,480,000 which is included in other assets. At September 28, 1996, the Company was not in compliance with certain covenants related to the industrial revenue bonds. The sole holder of these bonds has consented to the Company's noncompliance with these covenants through October 1, 1997, thereby effectively waiving compliance through that date.

Based on terms of the industrial revenue bonds, obligations under capital leases and the terms of the new Bank One financing agreement, the aggregate maturities of the above term debt, including the interest portion of minimum lease payments on capital leases, are approximately $556,000 in 1997, $510,000 in 1998, $510,000 in 1999, $2,655,000 in 2000.

The Company's lending agreement with Foothill Capital Corporation, expired on November 15, 1995, and provided for a maximum $4 million credit line and a term loan of approximately $2.9 million, both of which bore an interest rate of 2.75% above the prime rate which was 11.5% and 10.5% at fiscal year end 1995 and 1994 respectively. Additionally, the credit line provided for a commitment fee of 0.5% per month on the unused line.

The average interest rate on long term debt for fiscal 1996, 1995 and 1994 was approximately 9.9%, 11.4% and 10.1% respectively.

7.       INCOME TAXES

The (credit) provision for income taxes consists of the following:

-------------------------------------------------------------------------------
                                                  FISCAL YEAR

                                  1996               1995               1994
-------------------------------------------------------------------------------

Current                       $   107,000        $   200,000        $   375,000
Deferred                          689,000         (3,526,000)                 0
-------------------------------------------------------------------------------
                              $   796,000        $(3,326,000)       $   375,000
-------------------------------------------------------------------------------

Based on the Company's taxable income in recent years and projecting future taxable income over the period in which the deferred income tax assets are deductible, the Company believes that it is more likely than not that it will realize the benefit of the deferred tax assets. As a result, during fiscal 1995, the Company recorded a $3.3 million tax credit due to the elimination of the valuation allowance related to the Company's deferred tax asset. There can be no assurance, however, that the Company will generate a specific level of continued earnings.

A reconciliation of the (credit) provision for income taxes between the U.S. statutory and effective rates follows:

------------------------------------------------------------------------------------------------

                                                                          FISCAL YEAR
                                                              1996           1995           1994
------------------------------------------------------------------------------------------------
Provision at statutory rate                                   34.0%          34.0%          34.0%
Alternative minimum tax                                        0.0            0.0            2.0
State taxes, net of federal benefit                            6.3            5.9           12.7
Utilization of federal net operating loss carryover          (34.0)         (34.0)
Permanent differences related to employee
  stock plan                                                  (2.1)           0.0              0
Elimination of valuation allowance for deferred
  tax assets                                                   0.0         (582.3)           0.0
----------------------------------------------------------------------------------------------
                                                              38.2%        (576.4)%         14.7%
----------------------------------------------------------------------------------------------

The income tax effect of loss carryforwards, tax credit carryforwards and temporary differences between financial and tax reporting give rise to the deferred income assets and liabilities. Deferred income taxes consisted of the following:

--------------------------------------------------------------------------------------
                                                        SEPTEMBER 28,     SEPTEMBER 30,
                                                            1996               1995
--------------------------------------------------------------------------------------

Inventories                                             $   540,000        $   554,000

Accrued salaries, benefits, interest and expenses           970,000            971,000
Net operating loss carryforwards                          1,704,000          2,232,000
Alternative minimum tax credits                             101,000             82,000
Other                                                      (139,000)            26,000
--------------------------------------------------------------------------------------
                                                        $ 3,176,000        $ 3,865,000
--------------------------------------------------------------------------------------

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

As of September 28, 1996, the Company had federal net operating loss carryovers for tax purposes of approximately $5,069,000 which expire from 2003 through 2005. Additionally, the Company has an alternative minimum tax credit of approximately $101,000.

8.       BENEFIT PLANS

The Company has a defined benefit pension plan for union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. Benefits are based primarily on a benefits multiplier and years of service. The Company funds the amount equal to the minimum funding required plus additional amounts which may be approved by the Company from time to time.

Net periodic pension cost included the following components:

-------------------------------------------------------------------------------------

                                                           FISCAL YEAR
                                             1996             1995            1994
-------------------------------------------------------------------------------------

Service cost benefits earned              $  71,000        $  69,000        $  82,000

Interest cost                               135,000          130,000          118,000

Return on plan assets                      (110,000)        (132,000)        (135,000)

Amortization of transition assets           (10,000)         (10,000)         (10,000)

Amortization of prior service costs         (17,000)          12,000           12,000
-------------------------------------------------------------------------------------
                                          $  69,000        $  69,000        $  67,000
-------------------------------------------------------------------------------------

At September 28, 1996, the actuarial present value of accumulated benefit obligations was $1,920,000 of which $1,910,687 was vested. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee would be entitled if the employee separated immediately. Prepaid pension cost at September 28, 1996 and September 30, 1995, was calculated as follows:

----------------------------------------------------------------------------------

                                                     SEPTEMBER 28,    SEPTEMBER 30,
                                                           1996               1995
----------------------------------------------------------------------------------

Projected benefit obligation                        $ 1,920,000        $ 1,782,000

Market value of plan assets                           2,047,000          2,047,000
----------------------------------------------------------------------------------

Plan assets over projected benefit obligation           127,000            265,000

Unrecognized transition asset                           (19,000)           (28,000)

Unrecognized past service costs                         107,000             92,000

Unrecognized net loss (gain)                             72,000            (20,000)
----------------------------------------------------------------------------------
                                                    $   287,000        $   309,000
----------------------------------------------------------------------------------

Plan assets primarily consist of investments in mutual funds, corporate bonds and money market funds. The weighted-average assumed discount rate was 7.5% and the long-term rate of return on assets was 7.0%.

In addition, the Company has an Incentive Savings 401(k) Plan covering non-union employees of the Company who have completed six months of service. During each of the fiscal years 1996, 1995 and 1994, the Company made contributions to the plan of approximately $60,000, $45,000 and $58,000 respectively.

9.       STOCK OPTIONS AND AWARDS

Under the Company's shareholder approved 1994 Flexible Stock Plan, Common Stock is available for the grant of options, appreciation rights, restricted stock awards, performance shares and other stock-based awards. At September 28, 1996 there were no shares available for future grants to officers and employees. In October 1996, the Board of Directors authorized an additional 300,000 shares for the 1994 Plan. When these shares become available, there will be 257,187 shares available at prices not less than the fair value at the date of grant by the Board of Directors. At fiscal year-end 1996, 371,500 shares from the Company's 1994 plan are under option.

During fiscal 1995, the Board of Directors terminated the Company's shareholder approved 1986 Stock Option Plan. At fiscal year-end 1996, 61,000 shares from the Company's 1986 Plan remain under option.

The Company's shareholder approved Non-Qualified Stock Option Plan for Non-Employee Directors provides for 164,343 shares of Common Stock for issuance to non-employee directors, at an exercise price equal to the fair market value on the date of issuance. At fiscal year end September 30, 1996, there were 66,343 shares available for future grants to the non-employee directors. The options are exercisable as early as six months after date of grant and expire in ten years. A total of 98,000 options under this Non-Qualified Plan have been issued to non-employee directors and remain unexercised at September 28, 1996.

The Company's shareholder-approved Non-Qualified Option provides a non-qualified option to purchase, for ten years, 275,000 shares of Common Stock at a price of $1.375 per share, the closing price of the stock on August 15, 1991, the date on which the options were granted to the Company's former President. The option is 100% vested. As of September 28, 1996, 99,300 have been exercised leaving 175,700 shares unexercised. These options terminate on January 1, 1997.

A summary of changes in outstanding options follows:

-----------------------------------------------------------------------------------------------------
                                                              1996            1995            1994
----------------------------------------------------------------------------------------------------

Shares under option, beginning of year                       574,000         353,500         442,000
Options granted (at an average
 exercise price of $1.997, $3.315,
 and $2.415)                                                 172,500         257,000          31,000
Options exercised (at an average
 exercise price of $1.420, $1.476, and $1.453                (27,800)        (35,500)       (116,000)
Options canceled                                             (12,500)         (1,000)         (3,500)

----------------------------------------------------------------------------------------------------

Shares under option, end of year                             706,200         574,000         353,500
----------------------------------------------------------------------------------------------------

Shares exercisable                                           439,200         309,250         318,500
----------------------------------------------------------------------------------------------------

Exercise price range                                        $   1.25        $   1.25        $   1.25
                                                           to $ 3.63       to $ 3.63       to $ 3.56
----------------------------------------------------------------------------------------------------
Shares available for future grant                             23,530          88,429         248,000
----------------------------------------------------------------------------------------------------

During fiscal 1995, the Board of Directors terminated the Company's Restricted Stock Award Plan under which shares of the Company's Common Stock were available to certain officers and employees without the payment of consideration. The cost of such awards at the date of grant was considered to be compensation and is being expensed over the vesting period. Amounts charged to expense in fiscal years 1996, 1995, and 1994, net of forfeitures, were $15,000, $40,000, and
$47,000, respectively. At September 28, 1996, a total of 2,800 shares previously awarded were restricted.

10.      FINANCIAL INSTRUMENTS

The financial position of the Company at September 28, 1996, includes certain financial instruments which may have a fair value that is different from the value currently reflected on the financial statements. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.

  Cash and Cash Equivalents
        Cash is invested in overnight securities, therefore the fair value is equal to the carrying amount.
  Long Term Debt
        The carrying amount of long term debt is a reasonable estimate of fair value as the stated rates of interest approximate current market rates.

11.      COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment under noncancelable lease agreements some of which include renewal options of up to five years. Total rent expense for 1996, 1995, and 1994 was $356,000, $399,000, and $202,000,
respectively. Future minimum annual fixed rentals required under noncancelable operating leases having an original term of more than one year are $292,000 in 1997, $82,000 in 1998, $82,000 in 1999, and $8,000 in 2000.

During fiscal 1995 a claim for $435,000 was settled and recorded as a sale. There were no costs associated with this claim.

On April 25, 1996 the U.S. Attorney's Office for the State of Arizona undertook an investigation of certain aspects of White Microelectronics contracts with prime contractors with the Federal government. The investigation is centering on the interpretation of certain government contract specified testing requirements on incoming material. The Company is cooperating fully with the investigation. To date, there have been no indications of potential litigation or prosecution, and as such, management believes a potential loss is remote and unestimatable.

12.      PREFERRED STOCK

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

13.      CONCENTRATIONS OF CREDIT RISK

The Company sells its products primarily to the defense and commercial industries in the United States. In fiscal 1996, no customer sales accounted for 10% or more of the Company's sales. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. At certain times throughout the year the Company may maintain certain bank accounts in excess of the FDIC insured limits.

14.      DISPOSITIONS

The Company sold the production equipment and tooling used in the ordnance product line in May, 1996. Additionally, in June, 1996, the Company sold the inventory, production equipment, test equipment and drawings that pertained to the rapid heat transfer sterilizer product line. These transactions resulted in a combined gain of approximately $90,000 which was recorded in Other Income. Both product lines were a part of the electromechanical sales. The combined net sales were $1,038,000, $2,150,000, and $448,000 and the combined operating losses were $83,000, $991,000 and $11,000 in fiscal 1996, 1995 and 1994 respectively.

15.      SUBSEQUENT EVENTS

On December 6, 1996, the Board of Directors adopted a program to permit the repricing of 214,000 options that were granted to officers and employees in 1995 under the Corporation's 1994 Flexible Stock Plan. The revised exercise price is $2.00 per share (approximately 25% over the market price on the date of the repricing) instead of the original exercise prices which ranged from $3.125 to $3.375 per share.

Additionally on December 6, 1996, the Board of Directors adopted a Shareholder Rights Plan. The Company adopted the plan to protect shareholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price for all shareholders. The rights will be issued to shareholders of record on December 16, 1996 and will expire on December 5, 2006.

The plan provides for the issuance of one right for each outstanding share of the Company's Common Stock. These rights are initially exercisable at a price of $20.00 per common share.

The plan provides that if a person or group acquires 15% or more of the Company's outstanding voting stock or announces a tender or exchange offer that would result in ownership of 15% or more of the Company's stock. The Company's Board of Directors may, at its option, redeem all rights for $.01 per right at any time prior to the acquisition of 15% or more of the Company's stock by a person or group. If a person or group acquires 15% or more of the Company's outstanding voting stock, each right will entitle holders, other than the acquiring party, to purchase shares of the Company's Common Stock having a market value of twice the exercise price of the right.

The plan also includes an exchange option. If a person or group acquires 15% or more, but less than 50%, of the outstanding voting stock, the Board of Directors may, at its option, exchange the rights in whole or in part for shares of the Company's stock for each two shares of Common Stock for which a right is then exercisable. This exchange would not apply to shares held by the person or group holding 15% or more of the Company's voting stock.

If, after the rights have become exercisable, the Company merges or otherwise combines with another entity, or sells 50% or more of its assets or earning power, each right then outstanding will entitle its holder to purchase for $20, subject to antidilution adjustments, a number of the acquiring party's common shares having a market value of twice that amount.

16.      BUSINESS SEGMENTS

The Company operates in two industry segments. These segments are the manufacture and sale of (1) electromechanical and mechanical equipment and components, which include electromechanical display devices, electromechanical components and packages, keyboards and related subsystems and (2) microelectronic equipment and components, which include high density solid state memory modules and multichip microcircuits.

A significant portion of the Company's business activity in each business segment is conducted either directly with, or as a subcontractor to entities having contracts with, the United States Department of Defense. As of September 28, 1996 and September 30, 1995, the Company's receivables from such customers were approximately $ 2,536,000 and $3,000,000, respectively. Certain major customers made up at least 10% of total segment sales in each of the last three fiscal years. Sales to one customer of the microelectronic segment in fiscal 1996, 1995 and 1994 were 10%, 21% and 27%, respectively. Sales to another customer of the microelectronic segment in 1995 were 11% of total company sales.

Sales for each business segment are to unaffiliated customers. There are no intersegment sales. Assets identifiable to industry segments are those assets which are used in the Company's operations and do not include general corporate assets. General corporate assets consist primarily of cash, furniture and fixtures, unamortized debt issue costs and the deferred income tax assets.

                         OPERATIONS BY BUSINESS SEGMENTS
                            (in thousands of dollars)


-----------------------------------------------------------------------------------

                                                           FISCAL YEAR
                                              1996            1995            1994
-----------------------------------------------------------------------------------

NET SALES
  Electromechanical                         $  6,477       $  8,802        $  9,835
  Microelectronic                             18,840         18,067          17,986
-----------------------------------------------------------------------------------

   TOTAL                                    $ 25,317       $ 26,869        $ 27,821
-----------------------------------------------------------------------------------

OPERATING INCOME (LOSS)
   Electromechanical                        $     30        $  (977)       $  1,110
   Microelectronic                             3,561          3,680           3,354
-----------------------------------------------------------------------------------

Operating income                               3,591          2,703           4,464

General corporate expense                        983          1,403           1,163
Interest expense                                 522            723             751
Provision (credit) for income taxes              796         (3,326)            375
-----------------------------------------------------------------------------------

   NET INCOME                               $  1,290       $  3,903        $  2,175
-----------------------------------------------------------------------------------

IDENTIFIABLE ASSETS
  Electromechanical                         $  2,774       $  4,248        $  5,446
  Microelectronic                              8,677          6,627           6,231
  General corporate                            5,087          6,557           2,106
-----------------------------------------------------------------------------------

   TOTAL                                    $ 16,538       $ 17,432        $ 13,783
-----------------------------------------------------------------------------------

CAPITAL EXPENDITURES*
  Electromechanical                         $     21       $    249        $    197
  Microelectronic                                237            293             484
  General corporate                               20              0               4
-----------------------------------------------------------------------------------

   TOTAL                                    $    278       $    542        $    685
-----------------------------------------------------------------------------------

DEPRECIATION AND AMORTIZATION EXPENSE
  Electromechanical                         $    202       $    218        $    202
  Microelectronic                                237            278             443
  General corporate                               57             56              56
-----------------------------------------------------------------------------------

   TOTAL                                    $    496       $    552        $    701
-----------------------------------------------------------------------------------

*Includes expenditures under capital leases.

17.    INTERIM FINANCIAL RESULTS (UNAUDITED)
       (In thousands of dollars, except share data)

-----------------------------------------------------------------------------------------------------

                                                               FISCAL 1996
                                     DEC 30        MAR 30         JUN 29       SEPT 28          YEAR
-----------------------------------------------------------------------------------------------------

Net sales                            $ 5,979       $ 6,951       $ 5,484       $  6,903       $25,317
-----------------------------------------------------------------------------------------------------

Gross margin                         $ 2,123       $ 2,489       $ 2,262       $  2,656       $ 9,530
-----------------------------------------------------------------------------------------------------

Income (loss)
before taxes                         $   340       $   517       $   543       $    686       $ 2,086
-----------------------------------------------------------------------------------------------------

Net income                           $   204       $   308       $   328       $    450       $ 1,290
-----------------------------------------------------------------------------------------------------

Net income per share:(a)
    Primary                          $  0.02       $  0.03       $  0.04       $   0.05       $  0.14
    Fully diluted

-----------------------------------------------------------------------------------------------------

Common stock market price:(b)
     High                              3            2 15/16      2 11/16        2 1/16
     Low                               2 1/4        2 3/16       1  7/8         1 1/2
-----------------------------------------------------------------------------------------------------

Preferred stock market price:(b)
     High                              41           37 3/4       36 1/2        33 1/2
     Low                               33           34           30            28 5/8
-----------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------

                                                                      FISCAL 1995
                                             DEC 31        APR 1        JUN 30         SEPT 30        YEAR
------------------------------------------------------------------------------------------------------------

Net sales                                   $ 6,021       $ 6,609       $ 7,004        $ 7,235       $26,869
------------------------------------------------------------------------------------------------------------

Gross margin                                $ 2,309       $ 2,737       $ 2,042        $ 2,566       $ 9,564
------------------------------------------------------------------------------------------------------------

Income (loss)
before taxes                                $   515       $   723       $(1,067)       $   406       $   577
------------------------------------------------------------------------------------------------------------

Net income                                  $   462       $   687       $ 2,203        $   551       $ 3,903
------------------------------------------------------------------------------------------------------------

Net income per share:(a)
    Primary                                 $  0.06       $  0.09       $  0.32        $  0.07       $  0.54
    Fully diluted                           $  0.06       $  0.09       $  0.27        $  0.07       $  0.48

------------------------------------------------------------------------------------------------------------

Common stock market price:(b)
     High                                   3 1/2          3 7/16         3 3/8        3 15/16
     Low                                    2 13/16        2 3/4          2 1/2        2 3/4
------------------------------------------------------------------------------------------------------------

Preferred stock market price:(b)
     High                                   47             46            42 1/4        52
     Low                                    38             39 1/4        35            39
------------------------------------------------------------------------------------------------------------

(a) For fiscal 1996 fully diluted net income per share is considered to be the same as primary net income per share since the effect of the potentially dilutive preferred stock is currently antidilutive.

(b) Both common and preferred shares are traded on the American Stock Exchange.

ITEM 15       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BOWMAR INSTRUMENT CORPORATION




                                       By: /s/ Joseph G. Warren, Jr.
                                           ----------------------------------

                                            Joseph G. Warren, Jr.
                                            Vice President Finance, Secretary,
                                            Treasurer and Chief Financial and
                                            Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:



/s/ Fred N. Gerard                     /s/ Thomas K. Lanin
-----------------------------------    -----------------------------------
    Fred N. Gerard                         Thomas K. Lanin
    Director                               President, Chief Executive Officer
                                           and Director



/s/ Steven P. Matteucci                /s/ Dan L. McGurk
-----------------------------------    -----------------------------------
    Steven P. Matteucci                    Dan L. McGurk
    Director                               Director



/s/ Thomas M. Reahard                  /s/ Edward A. White
-----------------------------------    -----------------------------------
    Thomas M. Reahard                      Edward A. White
    Director                               Chairman of the Board
                                           and Director