Form 10-Q
period 1996-12-28
BOWMAR INSTRUMENT CORP
filed 1997-02-10
CIK 13606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


         (Mark One)

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the quarterly period ended:   December 28, 1996

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

               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

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

At February 6, 1997, 6,658,933 shares of the Registrant's Common Stock, and 119,948 shares of the Registrant's Preferred Stock were outstanding.

                          BOWMAR INSTRUMENT CORPORATION

                                       AND

                                  SUBSIDIARIES

                                      INDEX


PART I   FINANCIAL INFORMATION..........................................  2-7

         Item 1. Financial Statements

                    Consolidated Balance Sheets (Unaudited)
                      December 28, 1996 and
                      September 28, 1996................................    2

                    Consolidated Statements of Income (Unaudited)
                      First Quarter Ended
                      December 28, 1996 and December 30, 1995...........    3

                    Consolidated Statements of Cash Flows (Unaudited)
                      First Quarter Ended December 28, 1996 and
                      December 30, 1995.................................    4

                    Notes to Consolidated Financial
                      Statements (Unaudited)............................    5

         Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations........................................    6


PART II  OTHER INFORMATION..............................................    7

         Item 2. Changes in Securities..................................    7

         Item 6. Exhibits and Reports on Form 8-K.......................  7-8

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                            (In thousands of dollars)


------------------------------------------------------------------------------------
                                            DECEMBER 28, 1996     SEPTEMBER 28, 1996
------------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash                                           $   540               $   108
    Accounts receivable, net                         3,879                 3,992
    Inventories                                      6,015                 6,059
    Prepaid expenses                                   418                   402
    Deferred income taxes                            1,652                 1,652
------------------------------------------------------------------------------------

    Total Current Assets                            12,504                12,213

Property, Plant and Equipment, net                   1,363                 1,122
Deferred Income Taxes                                1,287                 1,524
Other Assets, net                                    1,657                 1,679
------------------------------------------------------------------------------------

Total Assets                                       $16,811               $16,538

------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Current portion of long-term debt              $   608               $   556
    Accounts payable                                 1,266                   933
    Accrued salaries and benefits                      676                 1,503
    Other accrued expenses                             892                   719
------------------------------------------------------------------------------------

    Total Current Liabilities                        3,442                 3,711

Long-Term Debt                                       3,645                 3,675
Other Long-Term Liabilities                            339                   339
------------------------------------------------------------------------------------

    Total Liabilities                                7,426                 7,725
------------------------------------------------------------------------------------

Shareholders' Equity                                 9,385                 8,813
------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity         $16,811               $16,538
------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (In thousands of dollars, except share data)



------------------------------------------------------------------------------------
                                                        QUARTER ENDED
                                          DECEMBER 28, 1996        DECEMBER 30, 1995
------------------------------------------------------------------------------------

Net sales                                     $ 6,488                   $ 5,979
Cost of sales                                   3,909                     3,856
------------------------------------------------------------------------------------

Gross margin                                    2,579                     2,123
------------------------------------------------------------------------------------

Expenses:
    Selling, general and
      administrative                            1,764                     1,617
    Product development                           103                       153
    Interest expense                              105                       139
    Other income, net                            (107)                     (126)
------------------------------------------------------------------------------------

    Total expenses                              1,865                     1,783
------------------------------------------------------------------------------------

Income before income taxes                        714                       340
Provision for income taxes                        285                       136
------------------------------------------------------------------------------------

NET INCOME                                    $   429                   $   204
------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE                   $  0.05                   $  0.02
------------------------------------------------------------------------------------

Weighted average number of
 common shares and equivalents              6,566,971                 6,633,813
------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)


-----------------------------------------------------------------------------------------
                                                                   QUARTER ENDED
                                                              DECEMBER 28,   DECEMBER 30,
                                                                  1996           1995
-----------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net income                                                     $   429        $   204
Adjustments to reconcile net income
 to net cash provided (used) by operations:
     Depreciation and amortization                                 134            134
     Deferred income taxes                                         237            104
     Net changes in balance sheet accounts:
       Accounts receivable                                         113            (56)
       Inventories                                                  44            (81)
       Prepaid expenses                                            (16)            (2)
       Accounts payable                                            333           (327)
       Accrued expenses                                           (654)        (1,152)
       Other                                                        22              7
-----------------------------------------------------------------------------------------

Net cash provided (used) by operating activities                   642         (1,169)
-----------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                        (185)           (56)
-----------------------------------------------------------------------------------------

Net cash used by investing activities                             (185)           (56)
-----------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Borrowings under notes payable                                       0          4,784
Payment of debt                                                   (167)        (3,689)
Issuance of common stock                                           232              0
Payment of dividends on preferred stock                            (90)           (90)
-----------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                   (25)         1,005
-----------------------------------------------------------------------------------------

Net change in cash                                                 432           (220)
Cash at beginning of period                                        108            739
-----------------------------------------------------------------------------------------

   Cash at end of period                                       $   540        $   519
-----------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid during the period for:
   Interest                                                    $   100        $   137
   Income taxes                                                $     3        $   122
Schedule of non-cash investing and financing activities:
   Equipment acquired under capital leases                     $   190        $     0
-----------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheets as of December 28, 1996 and September 28, 1996, the consolidated statements of income for the first quarter ended December 28, 1996 and December 30, 1995, and the consolidated statements of cash flows for the first quarter ended December 28, 1996 and December 30, 1995, have been prepared by the Registrant without audit. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly such financial statements have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1996. The results of operations for the above noted quarter ended December 28, 1996, are not necessarily indicative of the operating results for the full year.

2. INVENTORIES

     Inventories consist of the following (in thousands of dollars):

                                              DECEMBER 28,         SEPTEMBER 28,
                                                  1996                 1996
--------------------------------------------------------------------------------
         Raw materials                           $3,177               $3,330

         Work-in-process                          2,531                2,531

         Finished goods                             307                  198

--------------------------------------------------------------------------------

                                                 $6,015               $6,059
--------------------------------------------------------------------------------

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES

Sales for the first quarter ended December 28, 1996, were $6,488,000 compared to prior year sales for the first quarter of $5,979,000. Sales in the microelectronic segment for the similar period of fiscal 1997 increased approximately $240,000 versus the same period in the prior year. The increase in sales was due to increased sales in military memories. Sales in the electromechanical segment for the first quarter of fiscal 1997 increased by approximately $270,000 due to lower sales in the same quarter last year as a result of the temporary shutdown of the Ft. Wayne facility in December of 1995. Although the first quarter of fiscal 1996 included RHT sterilizer sales, there were no such sales in the first quarter of fiscal 1997 due to the disposition of the RHT product line in the third quarter of fiscal 1996.

The Company continues to believe that changes in defense spending will not have a material adverse affect on the Company's overall results. However, it appears that although the Company's microelectronic segment could experience growth as a result of changes in defense spending, the Company's electromechanical segment has been negatively impacted. Accordingly, the Company continues to pursue its goal of reduced dependency on the defense industry by pursuing commercial business while emphasizing niche military markets, where it has a competitive advantage.

GROSS MARGIN

Gross margins for the first quarter ended December 28, 1996, increased by $456,000 versus the similar period of fiscal 1996. The higher gross margin is attributable to the increased sales, improved efficiencies and product mix at both divisions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the first quarter ended December 28, 1996, increased $147,000 versus the same period in fiscal 1996. The increase was due to the increased selling expenses in both divisions. Legal expenses were up as a result of the continuing investigation by the U. S. Attorney's office.

PRODUCT DEVELOPMENT EXPENSES

Product Development expenses for the first quarter ended December 28, 1996 were down $50,000 as compared to the first quarter in the prior year. Expenses were lower at both segments, with the decline at the Microelectronics segment the result of a major new product development effort in the first quarter of the prior year which was not duplicated this fiscal year. The decline in the electromechanical segment was a result of the sale of the RHT product line.

INTEREST EXPENSE

Interest expense in the first quarter of fiscal 1997 decreased $34,000 compared to interest expense for the same period in fiscal 1996. The decline was due primarily to the more favorable rates under the new loan agreement.

OTHER INCOME

Other income for the first quarter ended December 28, 1996 approximated the same amount for the same period in fiscal 1996.

PROVISION FOR INCOME TAXES

The provision for income taxes increased by $149,000 for the first quarter of fiscal 1997 as compared to 1996. This increase was a result of higher income before income taxes in fiscal 1997.


FINANCIAL CONDITION AND LIQUIDITY

In the first quarter of fiscal 1997 working capital increased to $9,062,000 from $8,502,000, principally as a result of the cash provided by operations.

Changes in the components of working capital are detailed in the Consolidated Statements of Cash Flows.

The Company's operations generated approximately $642,000 cash in the first quarter of fiscal 1997. The Company projects positive cash flow for the remainder of the year, which, when combined with the Company's revolving credit facility, should be sufficient in Management's opinion to fund the Company's cash needs for the foreseeable future.


                                     PART II

ITEM 2

CHANGES IN SECURITIES

On December 6, 1996, the Board of Directors of Bowmar Instrument Corporation (the "Corporation") declared a dividend of one common share purchase right (a "Right" or "Rights") for each outstanding share of the Corporation's common stock, without par value (the "Common Shares"), of the Corporation and entered into a rights agreement. If and when the Rights become exercisable, each Right will entitle the registered holder to purchase from the Corporation one Common Share at a purchase price of $20.00, although the price may be adjusted as set forth in the Plan. The description and terms of the Rights are set forth in the Rights Agreement between the Corporation and American Stock Transfer and Trust Company, as Rights Agent.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits.

     3.1 Amended and Restated Articles of Incorporation. (Previously filed as Exhibit A to the Registrant's definitive Proxy Statement prepared in connection with the 1993 Annual Meeting of Shareholders, which is incorporated herein by this reference).

     3.2 Amended and Restated Code of By-Laws, as further amended on July 28, 1995. (The former having been previously filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and the latter having been previously filed as Exhibit 5(a) to the Current Report on Form 8-K dated October 16, 1995, both of which are incorporated here by this reference).

     4.1 Indenture, Bowmar Instrument Corporation 13-1/2% Convertible Subordinated Debentures due December 15, 1995. (Previously filed as Exhibit 4.4 to the Registration Statement of Form S-7, File No. 2- 70025, on November 25, 1980, which is incorporated herein by this reference).

     4.2 Amended and Restated Articles of Incorporation (see Exhibit 3.1, above).

     4.3 Rights Agreement, dated as of December 6, 1996 between Bowmar Instrument Corporation and American Stock Transfer and Trust Corporation. (Previously filed as Exhibit 5(c) to the Form 8-K filed by the Registrant on December 19, 1996).

     10   Management Incentive Program

     11   Computation of Earnings Per Common Share

     27   Financial Data Schedule

b.   Reports on Form 8-K.

     Form 8-K dated December 6, 1996 regarding the adoption of a Shareholder Rights Agreement.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                  BOWMAR INSTRUMENT CORPORATION



                                  /S/ Joseph G. Warren, Jr.
                                  ------------------------------------
                                  Joseph G. Warren, Jr.
                                  Vice President Finance

Dated:  February 7, 1997