Form 10-Q
period 1997-03-29
BOWMAR INSTRUMENT CORP
filed 1997-05-13
CIK 13606

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

      (Mark One)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended: March 29, 1997

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

At May 7, 1997, 6,659,492 shares of the Registrant's Common Stock, and 119,906 shares of the Registrant's Preferred Stock were outstanding.

                          BOWMAR INSTRUMENT CORPORATION


                                       AND

                                  SUBSIDIARIES



                                      Index

PART I     FINANCIAL INFORMATION......................................................................... 2-8

       Item 1.        Financial Statements

           Consolidated Balance Sheets (Unaudited).......................................................   2
           March 29, 1997 and September 28, 1996

           Consolidated Statements of Income (Unaudited).................................................   3
           Second Quarter and Six Months Ended
           March 29, 1997 and March 30, 1996

           Consolidated Statements of Cash Flows (Unaudited).............................................   4
           Six Months Ended March 29, 1997 and
           March 30, 1996

           Notes to Consolidated Financial...............................................................   5
           Statements (Unaudited)

       Item 2.        Management's Discussion and Analysis...............................................   6
                      of Financial Condition and Results
                      of Operations

       Item 3         Quantitative and Qualitative Disclosures about Market Risk.........................   8

PART II               OTHER INFORMATION..................................................................   8

       Item 4.        Submission of Matters to a Vote of Security Holders................................   8

       Item 6.        Exhibits and Reports on Form 8-K...................................................   9

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                           (In thousands of dollars)

================================================================================
                                            March 29, 1997    September 28, 1996
================================================================================
ASSETS
Current Assets
    Cash                                          $    71            $   108
    Accounts receivable, net                        4,936              3,992
    Inventories                                     6,416              6,059
    Prepaid expenses                                  368                402
    Deferred income taxes                           1,630              1,652
--------------------------------------------------------------------------------
    Total Current Assets                           13,421             12,213

Property, Plant and Equipment, net                  1,244              1,122
Deferred Income Taxes                               1,082              1,524
Other Assets, net                                   1,618              1,679
--------------------------------------------------------------------------------
Total Assets                                      $17,365            $16,538

================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Current portion of long-term debt             $   607            $   556
    Accounts payable                                1,696                933
    Accrued salaries and benefits                     916              1,503
    Accrued expenses                                  629                719
--------------------------------------------------------------------------------
    Total Current Liabilities                       3,848              3,711

Long-Term Debt                                      3,480              3,675
Other Long-Term Liabilities                           339                339
--------------------------------------------------------------------------------
    Total Liabilities                               7,667              7,725

--------------------------------------------------------------------------------
Shareholders' Equity                                9,698              8,813

--------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity        $17,365            $16,538

================================================================================


See Notes to Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  (In thousands of dollars, except share data)

=============================================================================================================
                                              Second Quarter                          First Six Months
                                      -------------------------------         -------------------------------
                                            1997                1996                1997                1996
=============================================================================================================
Sales                                 $     6,698         $     6,951         $    13,186         $    12,930
Cost of sales                               4,089               4,462               7,999               8,335

-------------------------------------------------------------------------------------------------------------
Gross margin                                2,609               2,489               5,187               4,595

-------------------------------------------------------------------------------------------------------------
Expenses:
    Selling, general and
      administrative                        1,845               1,783               3,609               3,384
    Product development                       175                 165                 278                 318
    Interest expense                           98                 123                 203                 261
    Other income, net                        (172)                (99)               (278)               (225)
-------------------------------------------------------------------------------------------------------------
Total expenses                              1,946               1,972               3,812               3,738

-------------------------------------------------------------------------------------------------------------
Income before income taxes                    663                 517               1,375                 857
Provision for income taxes                    265                 209                 550                 345

-------------------------------------------------------------------------------------------------------------
NET INCOME                            $       398         $       308         $       825         $       512

=============================================================================================================
NET INCOME PER COMMON SHARE:
    Primary                           $      0.05         $      0.03         $      0.10         $      0.05

-------------------------------------------------------------------------------------------------------------
Weighted average number of
common shares and equivalents:
Primary                                 6,673,673           6,624,184           6,616,810           6,628,506
Fully diluted                           8,272,020           8,223,651           8,223,883           8,227,973
=============================================================================================================


Note: For the second quarter and first six months of 1997 and 1996, fully diluted net income per share is considered to be the same as primary net income per share since the effect of the potentially dilutive preferred stock is currently antidilutive.


See Notes to Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                            (In thousands of dollars)

=====================================================================================
                                                                   FIRST SIX MONTHS
                                                                ---------------------
                                                                MARCH 29,   MARCH 30,
                                                                  1997        1996
=====================================================================================
OPERATING ACTIVITIES:
Net income                                                      $ 825       $   512
Adjustments to reconcile net income
       to net cash provided by (used in) operations:
    Depreciation and amortization                                 277           262
    Deferred income taxes                                         464           276
    Net changes in balance sheet accounts:
       Accounts receivable                                       (944)           91
       Inventories                                               (357)         (814)
       Prepaid expenses                                            34            46
       Accounts payable                                           763          (332)
       Accrued salaries & expenses                               (677)         (796)
       Other                                                       44            17
-------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities               429          (738)

-------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                   (377)         (121)
-------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
    Borrowings under notes payable                                117         4,610
    Retirement of debt                                           (261)       (4,303)
    Payment of dividends on preferred stock                      (180)         (180)
    Issuance of common stock                                      241
    Other                                                          (6)           (7)
-------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities               (89)          120

-------------------------------------------------------------------------------------
Net change in cash                                                 37          (739)
Cash at beginning of period                                       108           739
-------------------------------------------------------------------------------------
Cash at end of period                                           $  71       $     0

=====================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Net cash paid during the period for:
    Interest                                                    $ 200       $   277
    Income taxes                                                $  95       $    77
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Equipment acquired under capital lease                      $ 190       $     0
=====================================================================================


See Notes to Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets as of March 29, 1997 and September 28, 1996, the consolidated statements of income for the second quarter and six months ended March 29, 1997 and March 30, 1996, and the consolidated statements of cash flows for the first six months ended March 29, 1997 and March 30, 1996, have been prepared by the Registrant without audit. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly such financial statements have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1996. The results of operations for the above noted periods ended are not necessarily indicative of the operating results for the full year.

2.       NEWLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings Per Share (FAS 128) which specifies the computation, presentation, and disclosure requirements for earnings per share. FAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 Earnings Per Share (APB 15) with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The company is required to adopt FAS 128 with its December 28, 1997 financial statements and restate all prior period EPS information. The Company will continue to account for EPS under APB 15 until that time. The adoption of FAS 128 is not expected to have a significant impact on the Company's reported earnings per share.

3.       INVENTORIES

Inventories consist of the following (in thousands):

--------------------------------------------------------------------------------

                         March 29, 1997     September 28, 1996
--------------------------------------------------------------------------------
Raw Materials                $3,185              $3,330

Work-in-process               2,936               2,531

Finished Goods                  295                 198
                             ------              ------

                             $6,416              $6,059
                             ======              ======

--------------------------------------------------------------------------------

ITEM 2

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales

Sales for the second quarter ended March 29, 1997, were $6,698,000 compared to prior year sales for the same fiscal 1996 period of $6,951,000. For the first six months of fiscal 1997 sales were $13,186,000 compared to sales of $12,930,000 for the same period in fiscal 1996.

Sales in the microelectronic segment for the second quarter of fiscal 1997 increased by approximately $726,000 versus the same period in fiscal 1996. Sales for the first six months of fiscal 1997 were up by approximately $965,000 versus the same period in fiscal 1996. Approximately 80% of the increase in the microelectronic segment sales for the second quarter were related to initial stocking orders for new distributors. This also accounted for a significant portion of the year-to-date sales increase, with the remaining increase being in the military memories product line.

Sales in the electromechanical segment for the second quarter of fiscal 1997 were $979,000 lower, versus the same period in fiscal 1996. Sales for the first six months of fiscal 1997 were down by approximately $709,000 versus the same period in fiscal 1996. The decline in sales for the electromechanical segment resulted principally from the sale of the Ordnance and rapid heat transfer ("RHT") sterilizer product lines in late fiscal 1996.

The Company continues to believe that changes in defense spending by the U. S. government will not have a material adverse effect on the Company's overall results. However, it appears that although the Company's microelectronic segment could experience growth as a result of such changes in defense spending, the Company's electromechanical segment has been negatively impacted. Accordingly, the Company continues to pursue its goal of reduced dependency on the defense industry by pursuing commercial business while emphasizing niche military markets where the Company has a competitive advantage.

Gross Margin

Gross margin dollars for the second quarter of fiscal 1997 were approximately $120,000 more than the same period in fiscal 1996. The gross margin dollars for the first six months were $592,000 above the same period for fiscal 1996. The fiscal 1997 second quarter gross margin percentage increased to 38.9% from 35.8% for the same fiscal 1996 period, and the gross margin percentages for the first six months of fiscal 1997 increased to 39.3% from 35.5% for the same period of fiscal 1996. The increased margin dollars resulted from the sales increases discussed above. Gross margins in the microelectronic segment for the second quarter and six months of fiscal 1997 were 40.6% and 40.9%, respectively, versus 42.0% and 41.0%, respectively, for the same periods of fiscal 1996. The decline in the gross margin percentages primarily resulted from a decline in the selling price for commercial memories.

The gross margin percentage in the electromechanical segment for the second quarter and first six months of fiscal 1997 were 30.6% and 33.0% respectively, versus 20.6% and

19.3% respectively, in the same periods of the fiscal 1996. The electromechanical gross margin dollars were lower for the second quarter because of the decreased sales previously discussed. However, the gross margin percentage is higher for the quarter and the fiscal year as a result of improved efficiencies and product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $62,000 for the second quarter of fiscal 1997 as compared with the same period of fiscal 1996, and increased by $225,000 for the first six months of fiscal 1997 as compared with the same period of fiscal 1996. The increases were in the microelectronics division and resulted from the increased sales efforts and the legal expenses related to the continuing investigation by the U.S. Attorney's Office.

Product Development Expenses

Product development expenses for the second quarter of fiscal 1997 were approximately $10,000 higher than the same period of fiscal 1996 and were $40,000 lower for the first six months of fiscal 1997 as compared to the same period of fiscal 1996. The decrease for the first six months was a result of a major new product development effort at the microelectronics segment in the same period of fiscal 1996, which was not duplicated in the first six months of this fiscal year.

Interest Expense

Interest expense for the second quarter and the first six months in fiscal 1997 decreased by $25,000 and $58,000, respectively, as compared to the same periods of fiscal 1996. This was a result of a combination of lower interest rates and lower borrowings in fiscal 1997 periods.

Other Income

Other income was greater for the second quarter and the first six months of fiscal 1997 by $73,000 and $53,000, respectively, as compared to the same periods of fiscal 1996. This increase was a result of the February 1997 sale of a stock investment. This gain was partially offset by the loss of rental income as a result of the expiration in February 1997 of the lease on a building in Acton, Massachusetts. The building is currently listed for sale, and the Company anticipates no loss as a result of the sale. However, the loss of rental income will lower other income by approximately $120,000 per quarter, and until the building is sold, it is anticipated that the cost of maintaining the building and the related taxes will be $30,000 per quarter.

Provision for Income Taxes

The provision for income taxes increased by approximately $56,000 for the second quarter of fiscal 1997 and by $205,000 for the six months ended March 29, 1997 as compared to the same fiscal 1996 periods. The increase was a result of higher income before income taxes in the first six months of fiscal 1997.

FINANCIAL CONDITION AND LIQUIDITY

In the first six months of fiscal 1997 working capital increased to $9,573,000 from $8,502,000, in the same period of fiscal 1996 principally as a result of the profitability of the Company.

Changes in the components of working capital are detailed in the Consolidated Statements of Cash Flows.

During the second quarter of fiscal 1997 the Company executed a modification to its credit facility with its principal bank, which, among other things, extended to the Company an additional credit line of up to $1,200,000 to finance leasehold improvements for the new microelectronic segment facility.

The Company's operations provided $429,000 of cash in the first six months of fiscal 1997. The Company expects that revenues from operations, when combined with the Company's available credit facilities, should be sufficient in management's opinion to fund the Company's cash needs for the foreseeable future.

ITEM 3

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

PART II   OTHER INFORMATION


ITEM 4

         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The Annual Meeting of Shareholders was held on January 30, 1997.

(b) At that meeting all of the current directors were re-elected. The vote was as follows:

                Name                        For               Against
           -------------------           ---------            -------
           Fred N. Gerard                5,890,157             99,315
           Thomas K. Lanin               5,890,307             99,165
           Steven P. Matteucci           5,890,207             99,265
           Dan L. McGurk                 5,890,157             99,315
           Thomas M. Reahard             5,890,507             98,965
           Edward A. White               5,875,427            114,045

(c) At that meeting the shareholders ratified the selection of Coopers & Lybrand L.L.P. as the Company's independent auditors for fiscal 1997. The vote was as follows:

         For        5,892,113
         Against       43,235
         Abstain       54,124

ITEM 6

      EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits.

3.1 Amended and Restated Articles of Incorporation. (Previously filed as Exhibit A to the Registrant's definitive Proxy Statement prepared in connection with the 1993 Annual Meeting of Shareholders, which is incorporated herein by this reference.)

3.2 Amended and Restated Code of By-laws, as further amended on July 28, 1995. (The former having been previously filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and the latter having been previously filed as Exhibit 5(a) to the Current Report on Form 8-K dated October 16, 1995, both of which are incorporated here by this reference.)

4.1 Indenture, Bowmar Instrument Corporation 13-1/2% Convertible Subordinated Debentures due December 15, 1995. (Previously filed as Exhibit 4.4 to the Registration Statement of Form S-7, File No. 2-70025, on November 25, 1980, which is incorporated herein by this reference.)

4.2 Amended and Restated Articles of Incorporation (See Exhibit 3.1, above.)

4.3 Rights Agreement, dated as of December 6, 1996 between Bowmar Instrument Corporation and American Stock Transfer and Trust Corporation. (Previously filed as Exhibit 5C to the Form 8-K filed by the Registrant on December 19, 1996.)

10.4(d) Third Modification Agreement dated March 28, 1997 pursuant to the Loan Agreement dated August 28, 1995 by and between Bank One, Arizona NA and the Registrant.*

10.4(e) Modification of Mortgage (Massachusetts) dated March 28, 1997 by and between Bank One, Arizona NA and the Registrant, and its wholly owned subsidiary, Bowmar/ALI.*

10.4(f) Modification of Mortgage (Indiana) dated March 28, 1997 by and between Bank One, Arizona NA and the Registrant.*

10.4(g) Revolving Promissory Note (RLT) dated March 28, 1997 by and between Bank One, Arizona NA and the Registrant, for up to $1,200,000. *

11  Computation of Net Income Per Common Share.*

27  Financial Data Schedule.*

*Filed herewith.

b.    Reports on Form 8-K.

None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




BOWMAR INSTRUMENT CORPORATION

/s/ Joseph G. Warren, Jr.
-------------------------------
Joseph G. Warren, Jr.
Vice President Finance
Dated:  May 9, 1997