Form 10-Q
period 1997-06-28
BOWMAR INSTRUMENT CORP
filed 1997-08-11
CIK 13606

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:   June 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from             to
                                   ------------   -------------


                          Commission File Number 1-4817


                          BOWMAR INSTRUMENT CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Indiana                                               35-0905052
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


  5080 North 40th Street, Suite 475
         Phoenix, Arizona                                          85018
----------------------------------------                         ----------
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

Yes [X]  No [ ]

At August 4, 1997, 6,674,492 shares of the Registrant's Common Stock, and 119,906 shares of the Registrant's Preferred Stock were outstanding.

                          BOWMAR INSTRUMENT CORPORATION

                                       AND

                                  SUBSIDIARIES



                                      Index



PART I    FINANCIAL INFORMATION......................................... 2-8

      Item 1.     Financial Statements

         Consolidated Balance Sheets (Unaudited)........................ 2
         June 28,1997 and September 28, 1996

         Consolidated Statements of Income (Unaudited).................. 3
         Third Quarter and Nine Months Ended
         June 28, 1997 and June 29, 1996

         Consolidated Statements of Cash Flows (Unaudited).............. 4
         Nine Months Ended June 28, 1997 and
         June 29, 1996

         Notes to Consolidated Financial................................ 5
         Statements (Unaudited)

      Item 2.     Management's Discussion and Analysis.................. 6
                  of Financial Condition and Results
                  of Operations

      Item 3.     Quantitative and Qualitative Disclosures.............. 8
                  about Market Risk

PART II   OTHER INFORMATION............................................. 8

      Item 6.     Exhibits and Reports on Form 8-K...................... 8

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                  (In thousands of dollars, except share data)
================================================================================
                                           June 28, 1997      September 28, 1996
================================================================================
ASSETS
Current Assets
    Cash                                     $   489                $   108
    Accounts receivable, net                   4,280                  3,992
    Inventories                                7,081                  6,059
    Prepaid expenses                             398                    402
    Deferred income taxes                      1,630                  1,652
--------------------------------------------------------------------------------
    Total Current Assets                      13,878                 12,213

Property, Plant and Equipment, net             1,365                  1,122
Deferred Income Taxes                            905                  1,524
Other Assets, net                              1,656                  1,679
--------------------------------------------------------------------------------
Total Assets                                 $17,804                $16,538

================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Current portion of long-term debt        $   607                $   556
    Accounts payable                           1,600                    933
    Accrued salaries and benefits              1,733                  1,503
    Accrued expenses                             211                    719
--------------------------------------------------------------------------------
    Total Current Liabilities                  4,151                  3,711

Long-Term Debt                                 3,327                  3,675
Other Long-Term Liabilities                      339                    339
--------------------------------------------------------------------------------
    Total Liabilities                          7,817                  7,725

--------------------------------------------------------------------------------
Shareholders' Equity                           9,987                  8,813

--------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity   $17,804                $16,538
================================================================================
See Notes To Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                  (In thousands of dollars, except share data)

====================================================================================
                                        Third Quarter          First Nine Months
                                 -------------------------  ------------------------
                                      1997          1996        1997         1996
====================================================================================
Sales                            $     6,989   $     5,484  $    20,175  $    18,415
Cost of sales                          4,319         3,222       12,311       11,558
------------------------------------------------------------------------------------
Gross margin                           2,670         2,262        7,864        6,857
------------------------------------------------------------------------------------
Expenses:
    Selling, general and
      administrative                   1,836         1,663        5,452        5,048
    Product development                  175           453
                                                                    127          445
    Interest expense                     102           305
                                                                    110          371
    Other income, net                   (283)
                                                        (4)        (181)        (411)
------------------------------------------------------------------------------------
Total expenses                         2,109         1,719        5,927        5,453
------------------------------------------------------------------------------------
Income before income taxes               561           543        1,937        1,404

Provision for income taxes               209           215          760          563
------------------------------------------------------------------------------------
NET INCOME                       $       352   $       328  $     1,177  $       841
====================================================================================
NET INCOME PER COMMON SHARE:
    Primary                      $      0.04   $      0.04  $      0.14  $      0.09
------------------------------------------------------------------------------------
Weighted average number of
  common shares and equivalents:
Primary                            6,712,681     6,537,354    6,638,921    6,575,239
Fully diluted                      8,426,446     8,136,821    8,389,068    8,174,706
====================================================================================

Note:For the third quarter and first nine months of 1997 and 1996, fully diluted net income per share is considered to be the same as primary net income per share since the effect of the potentially dilutive preferred stock is currently antidilutive.

See Notes To Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                  (In thousands of dollars, except share data)

================================================================================
                                                              First Nine Months
                                                            --------------------
                                                            June 28,    June 29,
                                                              1997        1996
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                  $ 1,177     $   841
Adjustments to reconcile net income
 to net cash provided by (used in) operations:
  Depreciation and amortization                                 394         396

  Deferred income taxes                                         651         459

  Net changes in balance sheet accounts:
     Accounts receivable                                       (288)        (62)
     Inventories                                             (1,022)     (1,946)
     Prepaid expenses                                             4          24
     Accounts payable                                           667          34
     Accrued salaries & expenses                               (278)     (1,050)
                                                                           (278)
     Other                                                        7          28
--------------------------------------------------------------------------------
Net cash provided by (used in) operating activities           1,302      (1,276)
--------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                   (616)       (170)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Borrowings under notes payable                                117       5,444
  Retirement of debt                                           (414)     (4,461)
  Payment of dividends on preferred stock                      (270)       (270)
  Issuance of common stock                                      268          (6)
  Other                                                          (6)          0
--------------------------------------------------------------------------------
Net cash provided by (used in) financing activities            (305)        707
--------------------------------------------------------------------------------
Net change in cash                                              381        (739)

Cash at beginning of period                                     108         739
-------------------------------------------------------------------------------
Cash at end of period                                       $   489     $     0
================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Net cash paid during the period for:
    Interest                                                $   302     $   403
    Income taxes                                            $   180     $   142
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Equipment acquired under capital lease                  $   190     $     0
================================================================================
See Notes To Consolidated Financial Statement

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets as of June 28, 1997 and September 28, 1996, the consolidated statements of income for the third quarter and nine months ended June 28, 1997 and June 29, 1996, and the consolidated statements of cash flows for the first nine months ended June 28, 1997 and June 29, 1996, have been prepared by the Registrant without audit. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly such financial statements have been made.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which establishes standards for reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statements are effective for fiscal years beginning after December 15, 1997. Management believes that they currently do not have items that would require presentation in a separate statement of comprehensive income.

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which establishes standards for the way the public business enterprises report information about operating segments in annual financial statements and require that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997. Management believes this statement may require expanded disclosure in the Company's financial statements.


3.   INVENTORIES

Inventories consist of the following (in thousands):
     --------------------------------------------------------------------
                                    June 28, 1997     September 28, 1996
     --------------------------------------------------------------------
        Raw Materials                 $2,742               $3,330

        Work-in-process                3,838                2,531

        Finished Goods                   501                  198
                                      ------               ------
                                      $7,081               $6,059
                                      ======               ======
     --------------------------------------------------------------------

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales

Sales for the third quarter ended June 28, 1997, were $6,989,000 compared to sales for the same fiscal 1996 period of $5,484,000. For the first nine months of fiscal 1997 sales were $20,175,000 compared to sales of $18,415,000 for the same period in fiscal 1996.

Sales in the microelectronic segment for the third quarter of fiscal 1997 increased by approximately $1,710,000 versus the same period in fiscal 1996. Sales for the first nine months of fiscal 1997 were up by approximately $2,675,000 versus the same period in fiscal 1996. Sales for the third quarter of 1996 were adversely affected as a result of disruptions in the production schedules caused by the Federal investigation previously disclosed. The additional increase for the quarter was a result of new products being introduced in the prior year. Sales for the first nine months of 1997 increased because of the items mentioned above and the initial stocking orders shipped to distributors in the second quarter.

Sales in the electromechanical segment for the third quarter of fiscal 1997 were $205,000 lower versus the same period in fiscal 1996. Sales for the first nine months of fiscal 1997 were down by approximately $915,000 versus the same period in fiscal 1996. The decline in sales for the electromechanical segment resulted principally from the disposition of the ordnance and rapid heat transfer ("RHT") sterilizer product lines in late fiscal 1996.

The Company continues to believe that changes in defense spending by the U. S. government will not have a material adverse effect on the Company's overall results. However, it appears that although the Company's microelectronic segment could experience growth as a result of such changes in defense spending, the changes have had a negative impact on the Company's electromechanical segment.

Accordingly, the Company continues to pursue its goal of reduced dependency on the defense industry by pursuing commercial business while emphasizing niche military markets where the Company has a competitive advantage.

Gross Margin

Gross margin dollars for the third quarter of fiscal 1997 were $408,000 more than the same period in fiscal 1996. The gross margin dollars for the first nine months of fiscal 1997 were $1,007,000 above the same period for fiscal 1996. The fiscal 1997 third quarter gross margin percentage decreased to 38.2% from 41.2% for the same fiscal 1996 period, and the gross margin percentages for the first nine months of fiscal 1997 increased to 39.0% from 37.2% for the same period of fiscal 1996. The increased margin dollars resulted from the sales increases discussed above. Gross margins in the microelectronic segment for the third quarter and nine months of fiscal 1997 were 40.1% and 40.7%, respectively, versus 46.7% and 44.8%, respectively, for the same periods of fiscal 1996. The decline in the gross margin percentages primarily resulted from a decline in the selling price due to increased competition and the decreased prices for memory components.

The gross margin percentage in the electromechanical segment for the third quarter and first nine months of fiscal 1997 were 29.2% and 31.8% respectively, versus 33.4% and 23.6% respectively, in the same periods of the fiscal 1996. The electromechanical gross margin percentage was lower for the third quarter because of higher costs associated with the shipment of new products. However, the gross margin percentage was higher for the first nine months as a result of improved efficiencies and product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $173,000 for the third quarter of fiscal 1997 as compared with the same period of fiscal 1996, and increased by $404,000 for the first nine months of fiscal 1997 as compared with the same period of fiscal 1996. The increases were primarily in the microelectronics segment selling expenses and resulted from increased commissions related to higher sales, increased sales efforts and advertising.

Product Development Expenses

Product development expenses for the third quarter of fiscal 1997 were approximately $48,000 higher than the same period of fiscal 1996 and were $8,000 higher for the first nine months of fiscal 1997 as compared to the same period of fiscal 1996. The increase was a result of new package development costs in the microelectronics segment.

Interest Expense

Interest expense for the third quarter and the first nine months in fiscal 1997 decreased by $8,000 and $66,000, respectively, as compared to the same periods of fiscal 1996. This was a result of lower borrowings in the third quarter of fiscal 1997 as compared to the same period in fiscal 1996 which was partially offset by higher interest rates for the third quarter of fiscal 1997. The lower interest expense for the first nine months of fiscal 1997 as compared to the same period in fiscal 1996 was a result of lower interest rates and borrowings in 1997.

Other Income

Other income was lower in the third quarter and the first nine months of fiscal 1997 by $177,000 and $128,000, respectively, as compared to the same periods of fiscal 1996. The decrease is mainly due to the loss of rental income upon the expiration in February 1997 of the lease on a building in Acton, Massachusetts. The building is currently listed for sale, and the Company anticipates no loss as a result of the sale. However, the loss of rental income will lower other income by approximately $120,000 per quarter, and until the building is sold, it is anticipated that the cost of maintaining the building and the related taxes will be $36,000 per quarter. The remaining difference for the quarter is a result of the gain on the sale of the ordnance and RHT product lines which the electromechanical division recognized in the third quarter of 1996.

Provision for Income Taxes

The provision for income taxes decreased by approximately $6,000 for the third quarter of fiscal 1997 and increased by $197,000 for the nine months ended June 28, 1997 as compared to the same fiscal 1996 periods. The increase was a result of higher income before income taxes in the first nine months of fiscal 1997.

FINANCIAL CONDITION AND LIQUIDITY

In the first nine months of fiscal 1997 working capital increased to $9,727,000 from $9,221,000, in the same period of fiscal 1996 principally as a result of the profitability of the Company.

Changes in the components of working capital are detailed in the Consolidated Statements of Cash Flows.

During the second quarter of fiscal 1997 the Company executed a modification to its credit facility with its principal bank, which among other things, extended to the Company an additional credit line of up to $1,200,000 to finance leasehold improvements for the new microelectronic segment facility.

The Company operations provided $1,302,000 of cash in the first nine months of fiscal 1997. The Company expects that revenues from operations, when combined with the Company's available credit facilities, should be sufficient in management's opinion to fund the Company's cash needs for the foreseeable future.

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


BOWMAR INSTRUMENT CORPORATION

/s/ Joseph G. Warren, Jr.
-------------------------------
    Joseph G. Warren, Jr.
    Vice President Finance
    Dated:  August 8, 1997