Form 10-Q/A
period 1997-06-28
BOWMAR INSTRUMENT CORP
filed 1997-08-15
CIK 13606

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q-A


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

PART I    FINANCIAL INFORMATION

      Item 1.     Financial Statements............................. 2-6
                    See attached

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
================================================================================
See Notes To Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                  (In thousands of dollars, except share data)

====================================================================================
                                        Third Quarter          First Nine Months
                                 -------------------------  ------------------------
                                      1997          1996        1997         1996
====================================================================================
Sales                            $     6,989   $     5,484  $    20,175  $    18,415
Cost of sales                          4,319         3,222       12,311       11,558
------------------------------------------------------------------------------------
Gross margin                           2,670         2,262        7,864        6,857
------------------------------------------------------------------------------------
Expenses:
    Selling, general and
      administrative                   1,836         1,663        5,452        5,048
    Product development                  175           127          453          445
    Interest expense                     102           110          305          371
    Other income, net                     (4)         (181)        (283)        (411)
------------------------------------------------------------------------------------
Total expenses                         2,109         1,719        5,927        5,453
------------------------------------------------------------------------------------
Income before income taxes               561           543        1,937        1,404
Provision for income taxes               209           215          760          563
------------------------------------------------------------------------------------
NET INCOME                       $       352   $       328  $     1,177  $       841
====================================================================================
NET INCOME PER COMMON SHARE:
    Primary                      $      0.04   $      0.04  $      0.14  $      0.09
------------------------------------------------------------------------------------
Weighted average number of
  common shares and equivalents:
Primary                            6,712,681     6,537,354    6,638,921    6,575,239
Fully diluted                      8,426,446     8,136,821    8,389,068    8,174,706
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

See Notes To Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                  (In thousands of dollars, except share data)


================================================================================
                                                              First Nine Months
                                                            --------------------
                                                            June 28,    June 29,
                                                              1997        1996
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                  $ 1,177     $   841
Adjustments to reconcile net income
 to net cash provided by (used in) operations:
  Depreciation and amortization                                 394         396
  Deferred income taxes                                         641         459
  Net changes in balance sheet accounts:
     Accounts receivable                                       (288)        (62)
     Inventories                                             (1,022)     (1,946)
     Prepaid expenses                                             4          24
     Accounts payable                                           667          34
     Accrued salaries & expenses                               (278)     (1,050)
     Other                                                        7          28
--------------------------------------------------------------------------------
Net cash provided by (used in) operating activities           1,302      (1,276)
--------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                   (616)       (170)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Borrowings under notes payable                                117       5,444
  Retirement of debt                                           (414)     (4,461)
  Payment of dividends on preferred stock                      (270)       (270)
  Issuance of common stock                                      268          (6)
  Other                                                          (6)          0
--------------------------------------------------------------------------------
Net cash provided by (used in) financing activities            (305)        707
--------------------------------------------------------------------------------
Net change in cash                                              381        (739)
Cash at beginning of period                                     108         739
-------------------------------------------------------------------------------
Cash at end of period                                       $   489     $     0
================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Net cash paid during the period for:
    Interest                                                $   302     $   403
    Income taxes                                            $   180     $   142
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Equipment acquired under capital lease                  $   190     $     0
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
                                      ======               ======
     --------------------------------------------------------------------



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereto duly authorized.


BOWMAR INSTRUMENT CORPORATION

/s/ Joseph G. Warren, Jr.
-------------------------------
    Joseph G. Warren, Jr.
    Vice President Finance
    Dated:  August 15, 1997