Form 10-K
period 1997-09-27
BOWMAR INSTRUMENT CORP
filed 1997-12-29
CIK 13606

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED: SEPTEMBER 27, 1997
                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-4817

                         BOWMAR INSTRUMENT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      INDIANA                                          35-0905052
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR         (I.R.S. EMPLOYER IDENTIFICATION NO.)
                    ORGANIZATION)
         5080 NORTH 40TH STREET, SUITE 475                                85018
                 PHOENIX, ARIZONA
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 602/957-0271
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
          COMMON STOCK, WITHOUT PAR VALUE                        AMERICAN STOCK EXCHANGE
           (STATED VALUE $.10 PER SHARE)
    $3.00 SENIOR VOTING CUMULATIVE CONVERTIBLE                   AMERICAN STOCK EXCHANGE
                   PREFERRED STOCK
            (PAR VALUE $1.00 PER SHARE)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 15, 1997, the aggregate market value of the Registrant's Common Stock and Preferred Stock held by non-affiliates (based upon the closing price of the shares on the American Stock Exchange on December 15, 1997) was approximately $14,221,000.

On December 15, 1997 6,674,492 shares of the Registrant's Common Stock and 119,906 shares of the Registrant's Preferred Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Shareholders are incorporated by reference into PART III of this Annual Report.

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                                          PAGE
                                                                                          ----
Item 1    Business
          Forward Looking Statements and Associated Risks...............................    2
          General.......................................................................    2
          Narrative Description of Business.............................................    2
          Recent Developments...........................................................    2
          Microelectronic Circuits and Components.......................................    3
          Microelectronic Segment Review................................................    3
          Electromechanical and Mechanical Equipment and Components.....................    4
          Electromechanical Segment Review..............................................    4
          Principal Customers...........................................................    5
          Research, Engineering and Development.........................................    5
          Regulatory Matters............................................................    5
          Employees.....................................................................    6
          Executive Officers of the Company.............................................    6
Item 2    Properties....................................................................    7
Item 3    Legal Proceedings.............................................................    7
Item 4    Submission of Matters to a Vote of Security Holders...........................    7

                                           PART II
Item 5    Market for the Registrant's Common Equity and Related Shareholder Matters.....    8
Item 6    Selected Financial Data.......................................................    8
Item 7    Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................    9
Item 8    Financial Statements and Supplementary Data...................................   11
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure..................................................................   11

                                           PART III
Item 10   Directors and Executive Officers of the Registrant............................   11
Item 11   Executive Compensation........................................................   12
Item 12   Security Ownership of Certain Beneficial Owners and Management................   12
Item 13   Certain Relationships and Related Transactions................................   12

                                           PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............   12

                                     PART I

ITEM 1  BUSINESS

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

Except for the historical information contained herein, certain matters discussed in this document contain forward-looking statements. The words "believe", "expect" and "anticipate" identify forward-looking statements which speak only as of the date the statement is made. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risk and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control. Potential risks and uncertainties include but are not limited to such factors as the ability of the Company to identify a potential buyer for the Technologies division and to conclude a beneficial agreement in a timely fashion, the ability of the Company to conclude such a sale without substantial disruption to the business of the Technologies division, demand for the products of the White Microelectronics division, the ability of the Company to penetrate successfully the commercial market for microelectronic products, demand for microelectronic products generally, industry competitiveness, reductions in price and other risks of doing business generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire or prove to be accurate. Actual results may differ materially from those in the forward-looking statements.

GENERAL

Bowmar Instrument Corporation ("Bowmar") was incorporated in the State of Indiana in 1951. Bowmar and its subsidiaries (hereinafter referred to collectively as the "Company") manufacture and sell microelectronic and electromechanical products. The Company manufactures and sells electromechanical and mechanical equipment and components, which include electromechanical display devices, electromechanical components and packages, turnkey interface systems, electromechanical packages and systems and microelectronic circuits and components, which include high density solid state memory modules and microprocessor modules and multichip modules.

NARRATIVE DESCRIPTION OF BUSINESS

                              RECENT DEVELOPMENTS

Acting upon the recommendations of management, on December 4, 1997, the Board of Directors determined to implement a series of actions designed to strategically reposition the Company, reduce Corporate overhead and realign management. The Board of Directors has concluded that these steps are in the best interest of the Company and its shareholders.

First, the Board of Directors has determined to seek a buyer for the Company's Technologies division in Ft. Wayne, Indiana. Although the Company has received several unsolicited inquiries from third parties interested in acquiring the division, it is not yet in serious discussions with any particular potential buyer. Changes over the past few years in U.S. defense spending have had a negative impact on the Technologies division. The Company has sought to minimize that negative impact by pursuing commercial business for the division. Although in fiscal 1997 the Technologies division made progress by substantially increasing its new business bookings in the third and fourth quarters of the year, the rapid growth in business during that time strained the division's capacities. New personnel hired to handle the increased demand drove up costs. As a result, the division experienced a $51,000 pre-tax loss for the year.

Meanwhile, the Company's White Microelectronics division has continued to grow. The division's sales for fiscal 1997 were almost 18% over sales for fiscal 1996. Gross margin in the Microelectronics division also increased 15% over fiscal 1996. Changes in U.S. defense spending have not had the same adverse effect on the Microelectronics division because of the nature of its products and its competitive advantages in the military niche market that it services.

The Company has retained an investment advisor to assist it in its efforts to sell the Technologies division. There can be no assurance that the Board of Directors will be able to identify a suitable buyer, or any buyer at all, or that if a sale is concluded it will be on terms and conditions advantageous to the Company.

In light of the decision to sell the Technologies division, the Board of Directors concluded that the Company could realize additional overhead savings by closing the Company's Corporate headquarters in Phoenix, Arizona as soon as reasonably possible, but in any event by the end of January, 1998. The Company will operate exclusively out of the new White Microelectronics division facility also located in Phoenix, Arizona.

The Board of Directors believes that these steps will result in a strategic repositioning of the Company as a pure Microelectronics company, focused exclusively on that segment of the business which has demonstrated the greatest probability of long-term success. The Company's President and Chief Executive Officer, Tom Lanin, has submitted his resignation effective January 2, 1998. The Board has determined to appoint Hamid Shokrgozar, the White Microelectronics division's current President, as President and CEO of the Company. Mr. Lanin will remain with the Company in his capacity as a Director, serving on the Board of Directors through his current term. Management expects to nominate Mr. Lanin for reelection to the Board in fiscal 1998. Mr. Lanin also will remain available to the Company to facilitate the transition and to assist Mr. Shokrgozar as he assumes his duties.

                    MICROELECTRONIC CIRCUITS AND COMPONENTS

The products designed, manufactured and sold by the Company in its microelectronic division (also referred to as the White Microelectronics division) include high density, solid state memory products and microprocessor circuits in both monolithic and modular form (multichip modules) for use in commercial, industrial and military markets in U.S. and abroad.

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

The backlog for products was approximately $10,967,000 and $9,444,000, at the end of fiscal years 1997 and 1996, respectively. Approximately 99% of the segment's fiscal 1996 backlog was shipped during fiscal 1997. Approximately 93% percent of the fiscal 1997 year-end backlog is expected to be shipped during fiscal 1998.

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

           ELECTROMECHANICAL AND MECHANICAL EQUIPMENT AND COMPONENTS

The products designed, manufactured and sold by the Company in its discontinued electromechanical segment (also referred to as the Technologies division) include electromechanical components and packages, electromechanical display devices, electronic display devices, interface systems including keyboards and related sub-systems.

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

                           Turnkey Interface Systems

The Company designs and manufactures, to customer specification, a variety of keyboard assemblies for commercial and military applications. The Company has the capability of meeting demanding requirements such as backlighting to meet night vision goggle (NVG) compatibility, adverse environments, and the integration of displays, including LCD's, and microprocessor technology.

                     Electromechanical Packages and Systems

The Company designs and manufacturers complex specialized systems used in interface control of cable handling systems aboard submarines and antenna control systems in satellite communications systems. These products are sold directly to the U.S. Government or to U.S. Government prime contractors.

                        ELECTROMECHANICAL SEGMENT REVIEW

The customers for the products of the electromechanical segment include original equipment manufacturers, primarily in the aerospace industry and agencies of the U.S. Government. The materials, products and services used by the Company to manufacture its products in the electromechanical segment are readily available from a variety of sources. None of the business of the electromechanical segment is seasonal.

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

The electromechanical segment backlog was approximately $6,049,000 and $2,226,000, at the end of fiscal years 1997 and 1996, respectively. Approximately 99% percent of this segment's 1996 backlog was shipped during fiscal 1997. Approximately 87% percent of the fiscal 1997 year-end backlog is expected to be shipped during fiscal 1998.

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

                              PRINCIPAL CUSTOMERS

In fiscal 1997 no single customer sales accounted for 10% of the Company's sales. The majority of the Company's sales are made to the U.S. Government or to U.S. Government prime contractors. These contracts can be for relatively large dollar amounts, sometimes calling for deliveries over more than one year. The award of new contracts or the expiration of old contracts could have a significant short-term impact on sales and operating results.

                     RESEARCH, ENGINEERING AND DEVELOPMENT

Current research and product development activities are directed primarily toward the improvement of existing standard products while some projects are focused on the development of new products or processes. The Company devotes minimal resources to pure research and development, but emphasizes the application of its engineering expertise to the development and refinement of proprietary products or technologies. Expenditures by the Company on research and product development for fiscal years 1997, 1996 and 1995 amounted to approximately $480,000, $423,000, and $362,000 for continuing operations respectively and $130,000, $157,000 and $450,000 from discontinued operations respectively. The Company principally utilizes its engineering staff in its research and product development efforts.

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

                                   EMPLOYEES

As of September 27, 1997, the Company employed 226 persons. Of such employees, 115 were employed in the microelectronic segment, 106 in the electromechanical segment and 5 were employed on the corporate staff. A total of 66 of the Company's employees in the electromechanical segment were employed pursuant to collective bargaining agreements covering workers at the Company's Technologies division in Fort Wayne, Indiana. This agreement will expire on November 15, 1998. The Company believes its labor relations are satisfactory.

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

           NAME, AGE & POSITION                BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS
------------------------------------------    ------------------------------------------------
Thomas K. Lanin, 54.......................    Elected President and Chief Executive Officer on
  President and Chief Executive Officer       June 2, 1995. Served as Vice President Finance
                                              and Chief Financial Officer from March 1987 to
                                              June 1995, and Secretary and Treasurer from
                                              April 1987. Elected as a Director of the Company
                                              in July 1988.
Edward A. White, 69.......................    Elected Chairman of the Board of the Company on
  Chairman of the Board                       October 22, 1983. Served as Chief Executive
                                              Officer from October 22, 1983 to January 31,
                                              1992 and as President from July 31, 1987 until
                                              December 10, 1990.
Joseph G. Warren, Jr., 52.................    Elected Vice President Finance and Treasurer on
  Vice President Finance, Treasurer,          July 12, 1995. From 1994 to 1995 served as Vice
  Chief Financial Officer, Secretary          President Finance & Chief Financial Officer of
                                              Axxess Technologies, Inc. From 1993 to 1994
                                              served as Secretary Treasurer and Vice President
                                              of Golden Technologies, Inc. From 1992 to 1993
                                              served as President of Coors Ceramicon Designs,
                                              Ltd., and from 1985 to 1992 served as Vice
                                              President Finance of Coors Ceramics Company.

ITEM 2  PROPERTIES

The following table sets forth the information as to the Company's principal properties:

         LOCATION              APPROXIMATE SIZE       TYPE OF OWNERSHIP      OPERATION/FUNCTION
---------------------------  ---------------------  ----------------------  ---------------------
Ft. Wayne, IN..............  75,000 sq. ft (plus    Owned                   Manufacture of
                             10 acres of vacant                             electromechanical and
                             land adjacent                                  mechanical equipment
                             thereto)                                       and components
Phoenix, AZ................  28,000 sq. ft          Lease (expired 10/97)   Manufacture of
                                                                            microelectronic
                                                                            circuits and
                                                                            components
Phoenix, AZ................  53,000 sq. ft.         Lease (expires          Manufacture of
                                                    7/31/2007)              microelectronic
                                                                            circuits and
                                                                            components
Phoenix, AZ................  2,900 sq. ft.          Lease (expires 3/98)    Corporate executive
                                                                            office
Acton, MA..................  80,000 sq, ft.         Owned                   Held for sale

Management considers these properties to be well maintained and adequate for their use. See Note 6 to the Consolidated Financial Statements in this Annual Report for description of the mortgages and liens on these properties.

ITEM 3  LEGAL PROCEEDINGS

On April 25, 1996 the U.S. Attorney's Office for the State of Arizona undertook an investigation of certain aspects of White Microelectronics contracts with prime contractors with the Government. The investigation is centering on the interpretation of certain Government contract specified testing requirements on incoming material. The Company is cooperating fully with the investigation.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

The Company's Common Stock and $3.00 Preferred Stock are traded on the American Stock Exchange under the symbols BOM and BOM.PR, respectively. See Note 18 to the Consolidated Financial Statements in this Form 10-K for the high and low sales prices for each of the Common Stock and $3.00 Preferred Stock over the last two fiscal years.

As of December 18, 1997, there were approximately 5,555 holders of record of the Company's Common Stock and approximately 782 holders of record of the Company's $3.00 Preferred Stock. The Company has not paid cash dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to retain all earnings to provide funds for the operation and expansion of its business. One of the Company's credit agreements precludes the payment of cash dividends for both preferred and Common Stock in excess of $500,000 per year. Another agreement prohibits all dividends. This prohibition has been waived through October 3. 1998.

ITEM 6  SELECTED FINANCIAL DATA

                                                                 FISCAL YEAR
                                           -------------------------------------------------------
              OPERATIONS:                   1997        1996        1995        1994        1993
---------------------------------------    -------     -------     -------     -------     -------
                                                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
Net sales..............................    $22,189     $18,840     $18,067     $17,986     $ 7,577
                                           --------    --------    --------    --------    --------
                                                 -           -           -           -           -
Gross margin...........................    $ 9,020     $ 7,838     $ 7,388     $ 6,448     $ 1,989
                                           --------    --------    --------    --------    --------
                                                 -           -           -           -           -
Income (loss) from continuing              $ 2,119     $ 2,056     $ 1,554     $ 1,440     $(1,685)
  operations before income taxes (Note
  1)...................................
                                           --------    --------    --------    --------    --------
                                                 -           -           -           -           -
Weighted average number of common:
  shares and equivalents -- primary....    6,662,285   6,564,987   6,615,241   6,554,441   6,236,590
                                           ---------   ---------   ---------   ---------   ---------
  shares and equivalents -- fully                                  8,214,708   8,156,853
     diluted (Note 2)..................
                                                                   -------     -------
Income (loss) per common share:
  Continuing operations -- primary.....    $  0.14     $  0.14     $  0.57     $  0.16     $ (0.33)
  Continuing operations -- fully                                   $  0.50     $  0.17
     diluted (Note 2)..................
                                                                   --------    --------
                                                                         -           -
Net income per share -- primary........    $  0.02     $  0.14     $  0.54     $  0.28     $  0.06
Net income per share -- fully diluted                              $  0.48     $  0.27
  (Note 2).............................
                                                                   --------    --------
                                                                         -           -
Financial Positions (at year end):
  Working capital......................    $ 9,822     $ 8,502     $ 6,889     $ 5,209     $ 3,817
  Total assets.........................    $21,509     $16,538     $17,432     $13,783     $10,910
  Long-term debt.......................    $ 4,546     $ 3,675     $ 3,992     $ 4,617     $ 5,078

---------------
Note 1 -- See footnote 16 of the Consolidated Financial Statement provided elsewhere herein for discussion of discontinued operations.

Note 2 -- In 1997,1996 and 1993, fully diluted net income per share is considered to be the same as primary net income per share since the effect of the potentially dilutive convertible preferred is antidilutive.

Note 3 -- No dividends have been declared or paid on Bowmar common shares. There were 5,555 holders of record of Bowmar common stock on December 18, 1997.

This table should be read in conjunction with the Consolidated Financial Statements provided elsewhere herein.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters discussed in this document contain forward-looking statements. The words "believe", "expect" and "anticipate" identify forward-looking statements which speak only as of the date the statement is made. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risk and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control. Potential risks and uncertainties include but are not limited to such factors as the ability of the Company to identify a potential buyer for the Technologies division and to conclude a beneficial agreement in a timely fashion, the ability of the Company to conclude such a sale without substantial disruption to the business of the Technologies division, demand for the products of the White Microelectronics division, the ability of the Company to penetrate successfully the commercial market for microelectronic products, demand for microelectronic products generally, industry competitiveness, reductions in price and other risks of doing business generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire or prove to be accurate. Actual results may differ materially from those in the forward-looking statements.

  Introduction

As previously disclosed, the Board of Directors has determined to implement a series of actions expected to strategically reposition the Company, reduce corporate overhead and realign management. See Part I, Item 1, "Business -- Recent Developments," above. First, the Board of Directors has determined to seek a buyer for the Company's Technologies division. Although the Company has received several unsolicited inquiries from third parties interested in acquiring the division, it is not yet in serious discussions with any particular potential buyers. The Company has retained an investment advisor, to assist in its efforts to sell this division. There can be no assurance that the Board of Directors will be able to identify a suitable buyer, or any buyer at all, or that if a sale is concluded it will be on terms and conditions advantageous to the Company.

Second, the Board of Directors determined to close the Company's corporate headquarters in Phoenix, Arizona as soon as reasonably possible, but in any event by the end of January, 1998. The Company will operate exclusively out of the new White Microelectronics division facility also located in Phoenix, Arizona.

Third, the Company's President and Chief Executive Officer, Tom Lanin, has submitted his resignation effective January 2, 1998. The Board has determined to appoint Hamid Shokrgozar, the White Microelectronics division's current president, as President and CEO of the Company. Mr. Lanin will remain with the Company in his capacity as a Director. Mr. Lanin also will remain available to the Company to facilitate the transition and to assist Mr. Shokrgozar as he assumes his new duties.

Based on the decision to sell the Technologies division, the division has been accounted for as a "discontinued operation". Accordingly, a $1.3 million reserve for anticipated losses and the cost of disposition was recorded in the fourth quarter of fiscal 1997. In addition, the Company estimates that the changes associated with the closing of the corporate office and related severance payments will result in a net charge to earnings during the first quarter of fiscal 1998 of approximately $340,000. The following discussion takes into account the treatment of the Technologies division as a discontinued operation.

  Results of Operations

Fiscal 1997, 1996 and 1995 net sales attributable to the microelectronics division were $22,189,000, $18,840,000 and $18,067,000 respectively. The increase in net sales between fiscal 1997 and 1996 was caused by the initial stocking orders for distributors in the second quarter, increased custom orders in the fourth quarter, and new products which were introduced in the prior year. The increase in net sales from 1995 to 1996 was the result of an increase in the standard military memory product line partially offset by a decrease in custom military products.

The Company continues to believe that changes in U.S. defense spending will not have a material adverse effect on the Company's overall results, particularly on the White Microelectronics division. In 1997, the Company nevertheless continued to pursue its goal of reduced dependency on the defense industry by pursuing commercial business while emphasizing niche military markets where it has a competitive advantage.

Gross margins in the microelectronics division were approximately $9.0 million or 40.7% as compared to $7.8 million or 41.6% in the prior fiscal year. The increase in gross margin dollars was due to the increased sales. The 0.9% decline in the gross margin percentage was a result of strong downward pressure on pricing brought about by a very competitive market which the Company expects will continue in fiscal 1998. Gross margins in fiscal 1996 for this division were approximately 41.6% as compared to $7.3 million or 40.9% in fiscal 1995. The increase was due to improved margins in the standard military memory product line.

Selling, general and administrative expenses in fiscal 1997 were 9.5% above 1996 expenses. The main reason for the increase was an increase in advertising and sales commissions relating to the increased sales volume. Legal expenses also increased in 1997 primarily as a result of the investigation by the U.S. Attorney's office as discussed in Item 3. The remainder of the increase in selling, general and administrative expense was attributed to higher payroll related expenses due to the increased number of employees. The 1996 selling, general and administrative expenses approximated the 1995 expenses.

Product development expense in fiscal 1997 increased by $57,000 or 13.5% from 1996. The main reason for the increase was the additional spending on developing a microprocessor module in conjunction with the Diehl business development alliance. 1996 product development expense was $61,000 higher than 1995 due to increased spending on new products in fiscal 1996.

Interest expense in fiscal 1997 declined as a result of both lower rates and decreased average borrowing levels as compared to 1996. This also explains the lower interest expense in fiscal 1996 as compared to fiscal 1995.

Other expense in fiscal 1997 consists primarily of a one time $425,000 write-down on the Company's Acton, Massachusetts property held for sale. The building is currently under contract for sale, and as a result of the write-down the Company anticipates no further loss on the sale. However, the loss of rental income from this property will lower other income by approximately $120,000 for the first quarter of fiscal 1998 as compared to the same quarter in 1997. Until the building is sold, it is anticipated that the cost of maintaining the building and the related taxes will be $45,000 per quarter. The offsetting other income is attributed to the proceeds from the Acton leased facility until lease expiration in February, 1997 and a $91,000 gain on the sale of a stock investment by the Company. There was no significant difference in other income between fiscal 1996 and 1995.

The Company is subject to the alternative minimum tax which, when combined with state taxes, and deferred taxes resulted in a tax provision (benefit) from continuing operations of $786,000, $784,000, and $(2,556,000) in fiscal years 1997, 1996, and 1995, respectively.

  Financial Condition, Capital Resources and Liquidity

Fiscal year-end 1997 working capital increased to $9,822,000 from $8,502,000 at September 28, 1996. Changes in the components of working capital are detailed in the Company's Consolidated Statements of Cash Flows. The Company's current ratio at fiscal year-end 1997 is approximately 2.3 to 1. Its total debt-to-equity ratio improved to approximately 1.3 to 1.

The Company's capital expenditure plans are principally to expand manufacturing capacity and are expected to be financed largely through leasing arrangements and, to a lesser extent, through funds provided from operations.

Management believes that cash generated by operations, in addition to the Company's borrowing capability, should be sufficient to fund the Company's cash needs for the foreseeable future.

In fiscal 1997 and 1996, the Company generated $1,295,000 and $309,000 respectively of cash from operating activities. Management anticipates that operations will continue to generate cash in the foreseeable future.

Management also anticipates that for the near term its cash payments for Federal income taxes will be based on rates applicable to the alternative minimum tax as it uses its net operating loss carryforwards.

The Company has reviewed the effect of the year 2000 on its various systems. Management has devised and is implementing a plan to ensure that this problem does not affect the operations of the Company. The plan consists of both modifying existing systems and implementing new systems where there are additional factors that would warrant a new system, it is not anticipated that the costs related to resolving this issue will be material.

  Discontinued Operations

The $846,000 decline in sales between fiscal 1997 and 1996 is a result of the sale of the Rapid Heat Sterilizer (RHT) and ordnance product lines in late fiscal 1996 which was partially offset by an increase in mechanical products. The $2,325,000 decline in sales when fiscal 1996 is compared to fiscal 1995 was a result of declines in sales in the ordnance and RHT product lines, which were sold in the fourth quarter of fiscal 1996. Interface product sales also declined as a result of increased competition.

Gross margin dollars in fiscal 1997 were only slightly lower than fiscal 1996, even though sales declined 13%. This was a result of improved product mix and improved efficiency in the manufacturing process. Gross margin dollars declined in fiscal 1996 as compared to fiscal 1995 as a result of decreased sales, which were partially offset by improved product mix in the latter part of fiscal 1996.

Operating expenses increased $97,000 in fiscal 1997 as compared to fiscal 1996, which was primarily due to increased sales and marketing expenses related to an effort to increase bookings. The $1,198,000 decrease in fiscal 1996 from fiscal 1995 was a result of write-offs in fiscal 1995 related to the RHT product line and lower costs in fiscal 1996 as a result of lower sales and cost reduction efforts.

Product development decreased significantly in fiscal 1996 as compared to fiscal 1995 because the product development expenses related to the RHT and the dental market were curtailed in fiscal 1996.

In addition to the previous expenses in the fourth quarter of fiscal 1997 a $1,300,000 reserve was recorded for costs associated with the sale of the Technologies division. This amount includes $600,000 for estimated future operating losses during the phase out period. The actual performance of the discontinued operation may be different than management estimates.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14 of this Annual Report for required financial statements and supplementary data.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item for directors is set forth in the Company's 1997 Proxy Statement under the heading "Election of Directors" and the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by this reference as if set forth in full. The information required by this Item for Executive Officers of the Company is set forth in Part I of this Form 10-K as a separate item following Item 1 entitled "Executive Officers of the Company."

ITEM 11  EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company's 1997 Proxy Statement under the heading "Executive Compensation" and is incorporated herein by this reference as if set forth in full.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth in the Company's 1997 Proxy Statement under the heading "Principal Shareholders" and under the heading "Election of Directors-Nominees" and is incorporated herein by this reference as if set forth in full.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Company's 1997 Proxy Statement under the heading "Certain Transactions" and under the heading "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by this reference as if set forth in full.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)(2)  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                          PAGE
                                                                                          ----
             Consolidated Financial Statements
                                                                                           14
             Report of Independent Accountants..........................................
                                                                                           15
             Consolidated Balance Sheets as of September 27, 1997 and September 28,
               1996.....................................................................
                                                                                           16
             Consolidated Statements of Income for the Years Ended September 27, 1997,
               September 28, 1996 and September 30, 1995................................
                                                                                           17
             Consolidated Statements of Shareholders' Equity for the Years Ended
               September 27, 1997, September 28, 1996 and September 30, 1995............
                                                                                           18
             Consolidated Statements of Cash Flows for the Years Ended September 27,
               1997, September 28, 1996 and September 30, 1995..........................
                                                                                           19
             Notes to Consolidated Financial Statements.................................

  Financial Statement Schedules for the Years Ended September 27, 1997, September 28, 1996 and September 30, 1995.

Financial statement schedules have been omitted because either they are not required or are not applicable, or because the information has been included in the consolidated financial statements or notes thereto.

(a)(3)  EXHIBITS

 EXHIBIT
  NUMBER
----------
   3.1      Amended and Restated Articles of Incorporation. (Previously filed as Exhibit A to the Registrant's definitive Proxy Statement prepared in connection with the 1993
            Annual Meeting of Shareholders, which is incorporated herein by reference.)
   3.2      Amended and Restated Code of By-Laws, as further amended on December 4, 1997.*
   4.1      Indenture, Bowmar Instrument Corporation 13 1/2% Convertible Subordinated
            Debentures due December 15, 1995. (Previously filed as Exhibit 4.4 to the
            Registration Statement on Form S-7, File No. 2-70025, on November 25, 1980, which is incorporated herein by reference.)
   4.2      Amended and Restated Articles of Incorporation. (See Exhibit 3.1 above.)

 EXHIBIT
  NUMBER
----------
   4.3      Rights Agreement, dated as of December 6, 1996 between Bowmar Instrument
            Corporation and American Stock Transfer and Trust Corporation. (Previously filed as Exhibit 5C to the Form 8-K filed by the Registrant on December 19, 1996, which is incorporated herein by reference).
  10.1(b)   Lease dated February 23, 1990, by and between Bowmar/Ali, Inc. as landlord and
            LAU Acquisition Corporation as tenant. (Previously filed as Exhibit 10.1(bb) to the Registrant's Annual Report of Form 10-K for the fiscal year ended September
            30, 1990, which is incorporated herein by reference.)
**10.1(d)   Employment agreement dated August 15, 1991, as amended as of August 15, 1992, and as of June 1, 1995 between Gardiner S. Dutton and Bowmar Instrument Corporation.
            (The first two having been previously filed as Exhibit 10.1(ff) to the
            Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
            1992, and the last having been filed as Exhibit 5(b) to Form 8-K dated June 26,
            1995, all which are incorporated herein by reference.)
**10.2(a)   Form of Incentive Stock Option Agreement covering incentive stock options granted under the Corporation's now terminated 1986 Plan, as amended October 23, 1987.
            (Previously filed as Exhibit 10.2(c) to the Registrant's Annual Report on Form
            10-K for the fiscal year ended September 30, 1987, which is incorporated herein by reference.)
**10.2(b)   Form of Non-Incentive Stock Option Agreement covering non-incentive stock options granted under the Corporation's now terminated 1986 Plan, as amended October 23,
            1987. (Previously filed as Exhibit 10.2(c) to the Registrant's Annual Report on
            Form 10-K for the fiscal year ended September 30, 1987, which is incorporated herein by reference.)
**10.2(c)   Bowmar Instrument Corporation Stock Option Plan for Non-Employee Directors as
            amended February 4, 1994. (Incorporated herein by reference to Exhibit B to the
            Registrant's definitive Proxy Statement, prepared in connection with the 1994
            Annual Meeting of Shareholders.)
**10.2(d)   Non-Incentive Stock Option Agreement dated August 16, 1991, as amended August 15,
            1992, between Bowmar Instrument Corporation and Gardiner S. Dutton. (Previously
            filed as Exhibit 10.1(ff) to the Registrant's Annual Report on Form 10-K for the
            fiscal year ended September 30, 1992, which is incorporated herein by reference.)
**10.2(e)   1994 Flexible Stock Plan. (Previously filed as Exhibit A to the Registrant's definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of
            Shareholders, which is incorporated herein by reference.)
**10.3(a)   Form of Agreement governing awards of restricted stock under the Corporation's now terminated Restricted Plan. (Incorporated by reference to the exhibit to
            Amendment No. 1 to the Registrant's Registration Statement of Form S-8 (No.
            2-67645).)
  10.4(a)   Loan documents by and between Bank One, Arizona, NA and Bowmar Instrument
            Corporation and its wholly owned subsidiary, Bowmar/ALI, Inc. (Previously filed as exhibits 10.4a through 10.4g to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 which is incorporated herein by reference).
  10.4(b)   Modification Agreement dated April 26, 1996, pursuant to the Loan Agreement dated
            August 28, 1995 by and between Bank One, Arizona, NA and the Registrant.
            (Previously filed as Exhibit 10.4(b) to the Registrant's Annual Report on Form
            10-K for the fiscal year ended September 28, 1996, which is incorporated herein by reference).
  10.4(c)   Second Modification Agreement dated August 9, 1996, pursuant to the Loan
            Agreement dated August 28, 1995 by and between Bank One, Arizona, NA and the
            Registrant. (Previously filed as Exhibit 10.4(c) to the Registrant's Annual
            Report on Form 10-K for the fiscal year ended September 28, 1996, which is incorporated herein by reference)

 EXHIBIT
  NUMBER
----------
  10.4(d)   Third Modification Agreement dated March 28, 1997 pursuant to the Loan Agreement dated August 28, 1995 by and between Bank One, Arizona NA and the Registrant.
            (Previously filed as Exhibit 10.4(d) to the Form 10-Q for the quarter ended March
            29, 1997, which is incorporated herein by reference).
  10.4(e)   Modification of Mortgage (Massachusetts) dated March 28, 1997 by and between Bank
            One, Arizona NA and the Registrant and its wholly owned subsidiary, Bowmar/ALI.
            (Previously filed as Exhibit 10.4(e) to the Form 10-Q for the quarter ended March
            29, 1997, which is incorporated herein by reference).
  10.4(f)   Modification of Mortgage (Indiana) dated March 28, 1997 by and between Bank One,
            Arizona NA and the Registrant. (Previously filed as Exhibit 10.4(f) to the Form
            10-Q for the quarter ended March 29, 1997 which is incorporated herein by reference).
  10.4(g)   Revolving Promissory Note (RLT) dated March 28, 1997 by and between Bank One,
            Arizona NA and the Registrant, for up to $1,200,000. (Previously filed as Exhibit
            10.4(g) for the quarter ended March 29, 1997, which is incorporated herein by reference).
  10.5*     Lease dated February 4, 1997 by and between Bowmar Instrument Corporation as tenant and Gus Enterprises-XII, LLC as landlord.*
 11*        Computation of Earnings per share
  21        Subsidiaries of the Registrant -- The Registrant has one subsidiary, Bowmar/Ali,
            Inc., a Massachusetts Corporation.
 27*        Financial Data Schedule

(b) REPORTS ON FORM 8-K

There are no reports for the quarter ended September 27, 1997.

(c) Not applicable.

(d) Not applicable.
---------------
 * filed herewith
** management compensatory contract, plan or arrangement

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
BOWMAR INSTRUMENT CORPORATION

We have audited the consolidated financial statements of Bowmar Instrument Corporation and Subsidiaries as of September 27, 1997 and September 28, 1996, and for each of the three years in the period ended September 27, 1997, as listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bowmar Instrument Corporation and Subsidiaries as of September 27, 1997 and September 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 1997, in conformity with generally accepted accounting principles.

                                          /s/ COOPERS & LYBRAND L.L.P.

                                          --------------------------------------
                                          Coopers & Lybrand L.L.P.

Phoenix, Arizona
December 2, 1997 (except for Notes 16 and 17
for which the date is December 19, 1997)

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                                    SEPTEMBER 27,     SEPTEMBER 28,
                                                                        1997              1996
                                                                    -------------     -------------
                                              ASSETS
Current Assets
  Cash............................................................     $ 1,218           $   108
  Accounts receivable, less allowance for doubtful accounts of $43
     and $136.....................................................       4,476             3,992
  Inventories.....................................................       8,158             6,059
  Prepaid expenses................................................         539               402
  Deferred income taxes...........................................       2,782             1,652
                                                                       -------           -------
  Total Current Assets............................................      17,173            12,213
Property, Plant and Equipment, net................................       2,642             1,122
Deferred Income Taxes.............................................         492             1,524
Other Assets, net.................................................       1,202             1,679
                                                                       -------           -------
          Total Assets............................................     $21,509           $16,538
                                                                       =======           =======
                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt...............................     $ 1,608           $   556
  Accounts payable................................................       1,987               933
  Accrued salaries and benefits...................................       1,953             1,503
  Other accrued expenses..........................................         503               719
  Reserve for loss on discontinued operation......................       1,300                 0
                                                                       -------           -------
          Total Current Liabilities...............................       7,351             3,711
Long term Debt....................................................       4,546             3,675
Other Long term Liabilities.......................................         339               339
                                                                       -------           -------
  Total Liabilities...............................................      12,236             7,725
                                                                       -------           -------
Commitments and Contingencies (see Note 11)
Shareholders' Equity
  Preferred stock, $1.00 par value, authorized 500,000 shares,
     issued 119,906 and 119,948 shares............................         120               120
  Common stock, $0.10 stated value, authorized 15,000,000 shares,
     issued 6,718,934 and 6,527,675 shares........................         672               653
  Treasury stock, 44,442 shares, at stated value..................          (4)               (4)
Additional paid-in capital........................................       6,609             6,330
Retained earnings.................................................       1,876             1,714
                                                                       -------           -------
  Total Shareholders' Equity......................................       9,273             8,813
                                                                       -------           -------
          Total Liabilities and Shareholders' Equity..............     $21,509           $16,538
                                                                       =======           =======

                See notes to Consolidated Financial Statements.

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                         FISCAL YEAR
                                                            -------------------------------------
                                                              1997          1996          1995
                                                            ---------     ---------     ---------
Net sales.................................................  $  22,189     $  18,840     $  18,067
Cost of sales.............................................     13,169        11,002        10,679
                                                            ---------     ---------     ---------
Gross margin..............................................      9,020         7,838         7,388
                                                            ---------     ---------     ---------
Expenses:
  Selling, general and administrative.....................      5,870         5,360         5,224
  Product development.....................................        480           423           362
  Interest expense........................................        416           522           751
  Other expense (income), net.............................        135          (523)         (503)
                                                            ---------     ---------     ---------
  Total expenses..........................................      6,901         5,782         5,834
                                                            ---------     ---------     ---------
Income from continuing operations before income taxes.....      2,119         2,056         1,554
Income tax expense (benefit)..............................        786           784        (2,556)
                                                            ---------     ---------     ---------
Income from continuing operations.........................      1,333         1,272         4,110
                                                            ---------     ---------     ---------
Discontinued operations (Note 16):
  Electromechanical segment
  (Loss) income from operations, net of income tax
  expense (benefit) of ($20), $12, and ($770).............        (31)           18          (207)
  Loss on disposition including provision of $600,000
  for operating losses during the phase-out period,
  net of deferred income tax benefit of $520..............       (780)
                                                            ---------     ---------     ---------
Loss (income) from discontinued operations................       (811)           18          (207)
                                                            ---------     ---------     ---------
Net income................................................  $     522     $   1,290     $   3,903
                                                            =========     =========     =========
Income (loss) per common share-primary:
  Continuing operations...................................  $    0.14     $    0.14     $    0.57
  Discontinued operations.................................      (0.12)         0.00         (0.03)
                                                            ---------     ---------     ---------
Net income per share -- primary...........................  $    0.02     $    0.14     $    0.54
                                                            =========     =========     =========
Income (loss) per common share-fully diluted:
  Continuing operations...................................                              $    0.50
  Discontinued operations.................................                                  (0.02)
                                                            ---------     ---------     ---------
Net income per share -- fully diluted.....................                              $    0.48
                                                            ---------     ---------     ---------
Weighted average number of common shares and equivalents:
  Primary.................................................  6,662,285     6,564,987     6,615,241
  Fully diluted...........................................                              8,214,708
                                                            =========     =========     =========

---------------
Note -- In 1997 and 1996 fully diluted net income per share is considered to be the same as primary net income per share since the effect of the potentially dilutive convertible preferred is antidilutive.

                See notes to Consolidated Financial Statements.

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                        ADDITIONAL   RETAINED       TOTAL
                                        PREFERRED   COMMON   TREASURY    PAID-IN     EARNINGS   SHAREHOLDERS'
                                          STOCK     STOCK     STOCK      CAPITAL     (DEFICIT)     EQUITY
                                        ---------   ------   --------   ----------   --------   -------------
BALANCE, OCTOBER 1, 1994..............    $ 120      $646      $ (4)      $6,047     $ (2,759)     $ 4,050
                                           ----      ----       ---       ------      -------       ------
Net income............................                                                  3,903        3,903
Issuance of common stock:
  Exercise of options and awards and
     related tax benefits 35,500
     shares...........................                  4                    158                       162
Deferred compensation costs...........                                        40                        40
Payment of preferred dividends........                                                   (360)        (360)
                                           ----      ----       ---       ------      -------       ------
BALANCE, SEPTEMBER 30, 1995...........      120       650        (4)       6,245          784        7,795
                                           ----      ----       ---       ------      -------       ------
Net income............................                                                  1,290        1,290
Issuance of common stock:
  Exercise of options and awards and
     related tax benefits 27,800
     shares...........................                  3                     70                        73
Deferred compensation costs...........                                        15                        15
Payment of preferred dividends........                                                   (360)        (360)
                                           ----      ----       ---       ------      -------       ------
BALANCE, SEPTEMBER 28, 1996...........      120       653        (4)       6,330        1,714        8,813
                                           ----      ----       ---       ------      -------       ------
Net income............................                                                    522          522
Issuance of common stock:
  Exercise of options and awards and
     related tax benefits 190,700
     shares...........................                 19                    270                       289
Deferred compensation costs...........                                         9                         9
Payment of preferred dividends........                                                   (360)        (360)
                                           ----      ----       ---       ------      -------       ------
BALANCE, SEPTEMBER 27, 1997...........    $ 120      $672      $ (4)      $6,609     $  1,876      $ 9,273
                                           ====      ====       ===       ======      =======       ======

                See notes to Consolidated Financial Statements.

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                           FISCAL YEAR
                                                               -----------------------------------
                                                                1997          1996          1995
                                                               -------     -----------     -------
OPERATING ACTIVITIES:
Net income...................................................  $   522       $ 1,290       $ 3,903
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization...........................      540           496           552
     Amortization of debt issue costs........................        0             0            52
     Reserve for loss from discontinued operations...........    1,300             0             0
     Deferred income tax (benefit) expense...................      (98)          689        (3,526)
     Net changes in balance sheet accounts:
       Accounts receivable...................................     (484)         (110)          952
       Inventories...........................................   (2,099)         (639)         (554)
       Prepaid expenses......................................     (137)           55            21
       Other assets..........................................      462            19           319
       Accounts payable......................................    1,055          (520)          417
       Accrued salaries and benefits.........................      450          (589)          537
       Other accrued expenses................................     (216)         (382)          350
       Other.................................................        0             0            (6)
                                                               -------       -------       -------
Net cash provided by operating activities....................    1,295           309         3,017
                                                               -------       -------       -------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment...................   (1,802)         (365)         (454)
Proceeds from sales of property, plant and equipment.........        0           135             5
Net change in other assets...................................        0             0           (41)
                                                               -------       -------       -------
Net cash used in investing activities........................   (1,802)         (230)         (490)
                                                               -------       -------       -------
FINANCING ACTIVITIES:
Borrowings under (payments on) notes payable.................    2,204         4,200        (1,135)
Retirement of long-term debt.................................     (516)       (4,623)         (602)
Issuance of common stock.....................................      289            73           162
Payment of preferred stock dividends.........................     (360)         (360)         (360)
                                                               -------       -------       -------
Net cash provided by (used in) financing activities..........    1,617          (710)       (1,935)
                                                               -------       -------       -------
Net change in cash...........................................    1,110          (631)          592
Cash at beginning of year....................................      108           739           147
                                                               -------       -------       -------
Cash at end of year..........................................  $ 1,218       $   108       $   739
                                                               =======       =======       =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid for interest...................................  $   412       $   511       $   689
Net cash paid for income taxes...............................  $   280       $   139       $   164
Non-cash Investing and Financing Activities:
  Capital lease agreements...................................  $   235       $     0       $    88

                See notes to Consolidated Financial Statements.

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS

The Company is a U.S. designer and manufacturer of high density, solid state memory modules, multichip modules, interface products, and electromechanical components and packages. The Company's customers include both domestic and international government contractors and commercial businesses. The majority of the sales and earnings are generated by the memory and multichip module product lines.

2.  SIGNIFICANT ACCOUNTING POLICIES

  A.  BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of Bowmar Instrument Corporation and its subsidiary (collectively the "Company"). All significant inter-company accounts and transactions are eliminated. Certain amounts in prior fiscal years consolidated financial statements have been reclassified to conform to current presentation.

  B.  FISCAL YEAR-END

  The Company's fiscal year-end is the Saturday nearest September 30.

  C.  CASH AND CASH EQUIVALENTS

  The Company considers all investments with original maturities of three months or less to be cash equivalents.

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

  G.  SALES RECOGNITION

  Sales are recognized when the Company's products are shipped. When shipments are to distributors, the Company records at the time of shipment commissions related to the sales and reserves for estimated returned goods and future pricing adjustments.

  H.  INCOME TAXES

  The Company files a consolidated tax return with its wholly owned subsidiary. Temporary differences in the recognition of taxable income for financial reporting and income tax purposes relate primarily to the use of

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY different depreciation methods and useful lives for tax purposes, the allowances for doubtful accounts, inventory obsolescence and the timing of reporting bonus expense.

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

  J.  NEWLY ISSUED ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings Per Share (FAS 128) which specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). FAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 Earnings Per Share (APB 15) with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company is required to adopt FAS 128 with its December 28, 1997 financial statements and restate all prior period EPS information. The Company will continue to account for EPS under APB 15 until that time. The adoption of FAS 128 is not expected to have a significant impact on the Company's reported earnings per share.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which establishes standards for reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes that the Company currently does not have items that would require presentation in a separate statement of comprehensive income.

  In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which establishes standards for the way the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997. Management believes this statement may require expanded disclosure in the Company's future financial statements.

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

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY

3.  INVENTORIES

Inventories consist of the following:

                                                                SEPTEMBER 27,     SEPTEMBER 28,
                                                                    1997              1996
                                                                -------------     -------------
    Raw materials.............................................   $ 3,277,000       $ 3,330,000
    Work-in-process...........................................     4,258,000         2,531,000
    Finished goods............................................       623,000           198,000
                                                                  ----------        ----------
    Total Inventories.........................................   $ 8,158,000       $ 6,059,000
                                                                  ==========        ==========

The inventories are net of reserve for excess and obsolete for $978,000 and $865,000 for fiscal 1997 and 1996 respectively.

4.  OTHER ASSETS

Other assets include $1,457,000 for certain land and buildings in Acton, MA. and a reserve of $425,000 for the disposition of the building. The reserve of $425,000 for the estimated loss on the disposition of the building was included in other income and expense in fiscal 1997. The property is currently under contract for sale pending the performance of certain actions by the Company including environmental testing. The building was leased to the purchasers of the Bowmar/ALI Military Systems division under an operating lease agreement which ended February, 1997. Rental income during fiscal years 1997, 1996, and 1995 was $233,000, $572,000 and $552,000, respectively.

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                                SEPTEMBER 27,     SEPTEMBER 28,
                                                                    1997              1996
                                                                -------------     -------------
    Land......................................................   $   123,000       $   123,000
    Buildings and improvements................................       956,000           935,000
    Machinery and equipment...................................     7,525,000         5,566,000
    Leasehold improvements....................................       316,000           316,000
                                                                  ----------        ----------
    Total, at cost............................................     8,920,000         6,940,000
    Less accumulated depreciation and amortization............     6,278,000         5,818,000
                                                                  ----------        ----------
    Net Property, Plant and Equipment.........................   $ 2,642,000       $ 1,122,000
                                                                  ==========        ==========

At fiscal year-end 1997 and 1996, property, plant and equipment includes approximately $608,000 and $467,000, respectively, of equipment under leases that have been capitalized. Accumulated amortization for such equipment approximated $379,000 and $344,000 for fiscal years 1997 and 1996, respectively.

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY

6.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                SEPTEMBER 27,     SEPTEMBER 28,
                                                                    1997              1996
                                                                -------------     -------------
    Bank One term loan........................................   $ 3,405,000       $ 3,825,000
    Bank One revolving line of credit.........................     2,331,000                 0
    Industrial revenue bonds..................................       270,000           360,000
    Obligations under capital leases..........................       148,000            46,000
                                                                  ----------        ----------
                                                                   6,154,000         4,231,000
    Less current portion......................................     1,608,000           556,000
                                                                  ----------        ----------
    Total long term debt......................................   $ 4,546,000       $ 3,675,000
                                                                  ==========        ==========

The financing agreement with Bank One provides for a $4.0 million revolving line of credit which expires February 28, 1999 and bears interest at .5% over the Bank's prime rate (on September 27, 1997 the loan rate was 9.0%); and a term loan in the principal amount of $3,405,000 which bears interest at the rate of 1.25% over the bank's prime rate. The term loan's rate on September 27, 1997 was 9.75% with principal payments of $35,000 per month and the balance due on July 31, 2000. The Bank One financing is collateralized by all of the assets of the Company, subject to the prior lien associated with the industrial revenue bonds and includes certain restrictions on the Company including a limitation on cash dividends of $500,000 maximum per year. The agreement also includes certain other restrictive covenants, the most restrictive of which is currently a debt coverage ratio of 3 to 1.

The availability of cash under the revolving line of credit is based on eligible accounts receivable and inventories. There is a charge of 1/4 of 1% per month on the unused portion of the line of credit. The Company entered into the agreement with Bank One in November 1995 and the proceeds were used to retire convertible subordinated debentures and certain Foothill Capital Corporation loans.

The industrial revenue bonds are payable quarterly through September 30, 2000 at the rate of $22,500 per quarter, plus interest at the reference rate of the Fort Wayne National Bank. The interest rate at September 27, 1997 was 6.38%. The bonds are collateralized by real property in Acton, Massachusetts with a net book value of $1,032,000 which is included in other assets. At September 27, 1997 the Company was not in compliance with certain covenants related to the industrial revenue bonds. The sole holder of these bonds has consented to the Company's noncompliance with these covenants through October 3, 1998, thereby effectively waiving compliance through that date. The most restrictive covenant is that no dividends may be paid. These bonds will be retired if the Acton facility is sold.

The aggregate maturities of the above term debt are approximately $1,608,000 in 1998, $1,879,000 in 1999 and $2,667,000 in 2000.

The weighted average interest rate on long term debt for fiscal 1997, 1996 and 1995 was approximately 9.9%, 9.9%, and 11.4% respectively.

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY

7.  INCOME TAXES

The provision (credit) for income taxes on continuing operations consists of the following:

                                                                   FISCAL YEAR
                                                        1997          1996            1995
                                                      --------     -----------     -----------
    Current.........................................  $364,000      $  95,000      $   588,000
    Deferred........................................   422,000        689,000       (3,144,000)
                                                      --------       --------       ----------
    Income tax provision (credit)...................  $786,000      $ 784,000      $(2,556,000)
                                                      ========       ========       ==========

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

A reconciliation of the (credit) provision for income taxes on continuing operations between the U.S. statutory and effective rates follows:

                                                                        FISCAL YEAR
                                                              1997         1996          1995
                                                              -----     -----------     ------
    Provision at statutory rate.............................   34.0%        34.0%         34.0%
    State taxes, net of federal benefit.....................    4.5          6.4           5.9
    1995 utilization of federal net operating loss
      carryover.............................................                             (34.0)
    Adjustment related to prior years tax returns...........   (1.4)       (2.3)           0.0
    Elimination of valuation allowance for deferred tax
      assets................................................    0.0          0.0        (170.4)
                                                               ----         ----         -----
    Effective Tax Rate......................................   37.1%        38.1%       (164.5)%
                                                               ====         ====         =====

The income tax effect of loss carryforwards, tax credit carryforwards and temporary differences between financial and tax reporting give rise to the deferred income assets and liabilities. Deferred income taxes consisted of the following:

                                                                SEPTEMBER 27,     SEPTEMBER 28,
                                                                    1997              1996
                                                                -------------     -------------
    Current:
      Inventories.............................................       646,000       $   540,000
      Accrued salaries, benefits, interest, expenses and
         reserves.............................................     1,360,000           667,000
      Net operating loss carryforwards........................       776,000           532,000
      Other...................................................             0           (87,000)
                                                                 -----------       -----------
    Subtotal..................................................     2,782,000         1,652,000
    Long Term:
      Depreciation............................................       264,000           303,000
      Net operating loss carryforwards........................        84,000         1,172,000
      Alternative minimum tax credits.........................       144,000           101,000
      Other...................................................             0           (52,000)
                                                                 -----------       -----------
    Subtotal..................................................       492,000         1,524,000
                                                                 -----------       -----------
    Total.....................................................   $ 3,274,000       $ 3,176,000
                                                                 ===========       ===========

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY

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

As of September 27 1997, the Company had federal net operating loss carryovers for tax purposes of approximately $2,663,000 which expire from 2003 through 2005. Additionally, the Company has an alternative minimum tax credit carryforward of approximately $144,000.

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

                                                                   FISCAL YEAR
                                                      -------------------------------------
                                                        1997          1996          1995
                                                      ---------     ---------     ---------
    Service cost benefits earned....................  $  84,000     $  71,000     $  69,000
    Interest cost...................................    138,000       135,000       130,000
    Return on plan assets...........................   (384,000)     (110,000)     (132,000)
    Amortization of transition asset................    (10,000)      (10,000)      (10,000)
    Amortization of prior service costs.............     15,000       (17,000)       12,000
    Deferral of gain to future years................    245,000             0             0
                                                      ---------     ---------     ---------
    Total pension cost..............................  $  88,000     $  69,000     $  69,000
                                                      =========     =========     =========

At September 27, 1997, the actuarial present value of accumulated benefit obligations was $1,954,961 of which $1,915,726 was vested. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee would be entitled if the employee separated immediately. Prepaid pension cost at September 27, 1997 and September 28, 1996, was calculated as follows:

                                                                SEPTEMBER 27,     SEPTEMBER 28,
                                                                    1997              1996
                                                                -------------     -------------
    Projected benefit obligation..............................   $ 1,955,000       $ 1,920,000
    Market value of plan assets...............................     2,279,000         2,047,000
                                                                  ----------        ----------
    Plan assets over projected benefit obligation.............       324,000           127,000
    Unrecognized transition assets............................       (10,000)          (19,000)
    Unrecognized past service costs...........................        92,000           107,000
    Unrecognized net loss (gain)..............................      (199,000)           72,000
                                                                  ----------        ----------
    Prepaid Pension Cost......................................   $   207,000       $   287,000
                                                                  ==========        ==========

Plan assets primarily consist of investments in mutual funds, corporate bonds and money market funds. The weighted-average assumed discount rate was 7.5% and the long-term rate of return on assets was 7.0%.

In addition, the Company has an Incentive Savings 401(k) Plan covering non-union employees of the Company who have completed six months of service. The Company matches employee contributions equal to 50% of the first 3% of a participant's wage base. During each of the fiscal years 1997, 1996 and 1995, the Company made contributions to the plan of approximately $64,000, $60,000, and $45,000 respectively.

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY

9.  STOCK OPTIONS AND AWARDS

The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock Based Compensation". Accordingly, since all options are issued with exercise prices greater than or equal to the market price on the grant date, no compensation cost has been recognized for the stock option plans.

Under the Company's shareholder approved 1994 Flexible Stock Plan, Common Stock is available for the grant of options, appreciation rights, restricted stock awards, performance shares and other stock-based awards. The vesting and terms of the options granted under this plan are determined when awarded by the Board of Directors. At September 27,1997 there were 189,519 shares available for future grants to officers and employees at prices not less than the fair value at the date of grant by the Board of Directors. At fiscal year-end 1997, 504,000 shares from the Company's 1994 plan are under option.

During fiscal 1995, the Board of Directors terminated the Company's shareholder approved 1986 Stock Option Plan. At fiscal year-end 1997, 44,500 shares from the Company's 1986 Plan remain under option.

The Company's shareholder approved Non-Qualified Stock Option Plan for Directors provides for shares of Common Stock for issuance to directors, at an exercise price equal to the fair market value on the date of issuance. At fiscal year end September 27, 1997, there were 82,760 shares available for future grants to the directors. The options are exercisable as early as six months after date of grant and expire in ten years. A total of 114,000 options under this Non-Qualified Plan have been issued to non-employee directors and remain unexercised at September 27, 1997.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock option plans under the fair value based method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997: risk free interest rate varied depending on grant date, ranging from 5.72% to 6.69%, no common dividend, volatility factor of the expected market price of the Company's Common Stock of 65%, and an expected average life of the option of 5.5 years.

A summary of the Company's stock option activity and related information is as follows:

                                                               FISCAL YEAR
                                      -------------------------------------------------------------
                                             1997                  1996                 1995
                                      -------------------   ------------------   ------------------
                                                 WEIGHTED             WEIGHTED             WEIGHTED
                                       SHARES    AVERAGE    SHARES    AVERAGE    SHARES    AVERAGE
                                       UNDER     EXERCISE    UNDER    EXERCISE    UNDER    EXERCISE
                                       OPTION     PRICE     OPTION     PRICE     OPTION     PRICE
                                      --------   --------   -------   --------   -------   --------
    Beginning balance outstanding...   705,200    $ 2.41    582,000    $ 2.52    361,000    $ 1.85
    Granted.........................   373,500      1.98    172,500      2.00    257,000      3.31
    Exercised.......................  (190,700)     1.40    (27,800)     1.42    (35,500)     1.48
    Canceled........................  (225,500)     3.33    (21,500)     3.42       (500)     1.69
    Ending balance outstanding......   662,500    $ 2.14    705,200    $ 2.41    582,000    $ 2.52
                                      ========     =====    =======     =====    =======     =====
    Exercisable at end of year......   402,625    $ 2.18    426,825    $ 2.50    309,250    $ 1.94
                                      ========     =====    =======     =====    =======     =====
    Shares available for future
      grant.........................   272,279               23,530               88,429
                                      ========              =======              =======

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The pro forma information for 1997 and 1996 follows (in thousands except for per share information):

                                                                            FISCAL YEAR
                                                                          ---------------
                                                                          1997      1996
                                                                          ----     ------
    Net income..........................................................  $522     $1,290
    Option compensation expense.........................................   245         47
                                                                          ----     ------
    Pro forma net income................................................  $277     $1,243
                                                                          ====     ======

Had the Company elected to adopt the recognition provisions of SFAS No. 123, net income per share would have been reduced by $.03 and $.01 for fiscal 1997 and 1996 respectively.

The following table summarizes additional information about the Company's stock options outstanding as of September 27, 1997:

                                            OPTIONS OUTSTANDING
                                    ------------------------------------       OPTIONS EXERCISABLE
                                                              WEIGHTED       ------------------------
                                                WEIGHTED       AVERAGE                       WEIGHTED-
                                    SHARES      AVERAGE       REMAINING                      AVERAGE
                                     UNDER      EXERCISE     CONTRACTUAL     EXERCISABLE     EXERCISE
                                    OPTION       PRICE          LIFE           SHARES         PRICE
                                    -------     --------     -----------     -----------     --------
    Range of exercise price:
      $1.250 - $2.625.............  630,500      $ 1.99       8.46 years       370,625        $ 2.01
      $3.125 - $3.562.............   32,000      $ 3.38       7.77 years        32,000        $ 3.38
                                    -------       -----       ----------       -------         -----
                                    662,500      $ 2.14       8.43 years       402,625        $ 2.18
                                    =======       =====       ==========       =======         =====

On December 6, 1996, the Board of Directors adopted a program to permit the repricing of 213,500 options that were granted to officers and employees in 1995 under the Company's 1994 Flexible Stock Plan. The revised exercise price is $2.00 per share (approximately 25% over the market price on the date of the repricing) instead of the original exercise prices which ranged from $3.125 to $3.375 per share. In the above table these options are shown as being canceled and new options granted.

During fiscal 1995, the Board of Directors terminated the Company's Restricted Stock Award Plan under which shares of the Company's Common Stock were available to certain officers and employees without the payment of consideration. The cost of such awards at the date of grant was considered to be compensation and was expensed over the vesting period. Amounts charged to expense in fiscal years 1997, 1996, and 1995, net of forfeitures, were $8,700, $15,000, and $40,000, respectively. At September 27, 1997, all of the shares previously awarded were unrestricted.

10.  FINANCIAL INSTRUMENTS

The financial position of the Company at September 27, 1997, includes certain financial instruments which may have a fair value that is different from the value currently reflected on the financial statements. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.

Cash and Cash Equivalents
      Cash is invested in overnight securities, therefore the fair value is equal to the carrying amount.
Long Term Debt
      The carrying amount of long term debt is a reasonable estimate of fair value as the stated rates of interest approximate current market rates.

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY

11.  COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment under noncancelable lease agreements some of which include renewal options of up to five years. Total rent expense for 1997, 1996, and 1995 was $376,000, $356,000, and $399,000
respectively. Future minimum annual fixed rentals required under noncancelable operating leases having an original term of more than one year are $651,000 in 1998, $636,000 in 1999, $543,000 in 2000, $520,000 in 2001, $458,000 in 2002,
and $2,431,000 thereafter.

On April 25, 1996 the U.S. Attorney's Office for the State of Arizona undertook an investigation of certain aspects of White Microelectronics contracts with prime contractors with the Federal government. The investigation is centering on the interpretation of certain government contract specified testing requirements on incoming material. The Company is cooperating fully with the investigation. Management believes a potential prosecution is remote.

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

13.  CONCENTRATIONS OF CREDIT RISK

The Company sells its products primarily to the defense and commercial industries in the United States. In fiscal 1997, no customer sales accounted for 10% or more of the Company's sales. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. At certain times throughout the year the Company may maintain certain bank accounts in excess of the FDIC insured limits. As of September 27, 1997 and September 28, 1996, there was $949,000 and $0 of uninsured cash respectively.

14.  DISPOSITIONS

The Company sold a certain stock investment in February, 1997. This transaction resulted in a gain of approximately $91,000 which was recorded in other income.

The Company sold the production equipment and tooling used in the ordnance product line in May, 1996. Additionally, in June, 1996, the Company sold the inventory, production equipment, test equipment and drawings that pertained to the rapid heat transfer sterilizer product line. These transactions resulted in a combined gain of approximately $90,000 which was recorded as other income. Both product lines were a part of electromechanical segment sales. The combined net sales were $1,038,000, $2,150,000, and $448,000 and the combined operating losses were $83,000, $991,000 and $11,000 in fiscal 1996, 1995 and 1994 respectively.

15.  SHAREHOLDERS RIGHTS PLAN

On December 6, 1996, the Board of Directors adopted a shareholder rights plan to protect shareholders against unsolicited attempts to acquire control of the Company which do not offer what the Company believes to be an adequate price for all shareholders. To implement the plan, the Board declared a dividend of one common share purchase right (a "Right" or "Rights") for each outstanding share of the Corporation's Common Stock and entered into a rights agreement with American Stock Trust and Transfer, as Rights Agents (the "Rights Agreement"). If and when the Rights become exercisable, each Right will entitle the registered holder to purchase from the Company one share of Common Stock of the Company at a purchase

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY price of $20.00 (subject to adjustment pursuant to certain anti-dilution provisions) (the "Purchase Price"). The terms of the rights are set forth in the Rights Agreements.

Separate certificates representing the Rights will be distributed only upon an event triggering a distribution. Pursuant to the Rights Agreement, if a person or group (an "Acquiring Person") acquires 15% or more of the Company's outstanding voting stock or announces a tender or exchange offer that would result in the ownership by the Acquiring Person of 15% or more of the outstanding voting stock, the Rights certificates will be distributed and each holder of the rights (other than the Acquiring Person) may either exercise the Rights to acquire Common Stock of the Company at the then Purchase Price or convert the Rights into that number of shares of Common Stock equal to the Purchase Price times the number of Rights held by the holder divided by 50% of the then current market price of the Common Stock.

In the event that the Company is acquired in a merger or other transaction where it is not the surviving corporation or where all or part of its Common Stock is exchanged for securities, cash or property of another person, or in the event that 50% or more of the Company's assets are sold, proper provision will be made so that each holder of the right (other than the Acquiring Person) will have the right to receive, upon exercise thereof, that number of shares of common stock of the acquiring corporation which at the time of such transaction will have a market value of two times the exercise price of the Right. Similarly, in the event that a person acquires 15% or more of the outstanding Common Stock of the Company, proper provision will be made so that each holder of a Right (other than the Acquiring Person) will thereafter have the right to receive upon exercise that number of shares of Common Stock of the Company having a market value of two times the exercise price of the Right.

The Rights Agreement also contains an exchange option. At any time after a person becomes an Acquiring Person, and prior to the acquisition by such Acquiring Person of 50% or more of the outstanding Common Stock of the Company, the Board of Directors may exchange the Rights (other than Rights owned by the Acquiring Person, which Rights shall become void), in whole or in part, at an exchange ratio of one share of Common Stock per Right.

Finally, the Rights are subject to redemption. At any time prior to the tenth calendar day following the date of a public announcement that a person or group has become an Acquiring Person, the Board of Directors of the Company may redeem the Rights in whole, but not part, at a price of $.01 per Right.

The terms of the Rights may be amended by the Board of Directors without the consent of the holders of the Rights, except that from and after such time as any person becomes an Acquiring Person, no such amendment may adversely affect the interests of the holders of the Rights. Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends. The Rights cannot be bought, sold or otherwise traded separately from the Common Stock. Certificates for Common Stock issued after the date of the Rights Agreement carry a notation that indicates the Rights are attached. The Rights will expire on December 5, 2006 unless extended or unless the Rights are earlier redeemed by the Company.

16.  DISCONTINUED OPERATIONS

In December, 1997 the Board of Directors decided to sell its Technologies division. This operation is reflected as discontinued operations for all periods presented in the Company's Statement of Income. During 1997, the Company recorded a reserve of $1,300,000 for estimated future operating losses of the Technologies division, and the estimated costs and losses associated with the disposition.

While the estimated net loss is based on management analysis it is difficult to estimate what the Company may ultimately realize on the sale of this division. Therefore, what the Company could eventually realize may differ materially in the near term from the amounts assumed in arriving at the estimated net loss.

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY

The historical statements of operations have been adjusted to show the results of the discontinued operations separately.

The following table reflects the results of the discontinued operation for the periods presented in the Company's Consolidated Statements of Income:

                                                                    FISCAL YEAR
                 TECHNOLOGIES DIVISION               -----------------------------------------
                   OPERATING RESULTS                    1997           1996            1995
    -----------------------------------------------  ----------     -----------     ----------
    Net sales......................................  $5,631,000     $ 6,477,000     $8,802,000
    Gross margin...................................  $1,682,000     $ 1,692,000     $2,176,000
    Product development............................  $  130,000     $   157,000     $  450,000
                                                     ----------      ----------     ----------
    Operating expenses.............................  $1,602,000     $ 1,505,000     $2,703,000
                                                     ==========      ==========     ==========

The components of net assets of discontinued operations included in the Company's Consolidated Balance Sheets at September 27, 1997 and September 28, 1996 are as follows:

                                                                SEPTEMBER 27,     SEPTEMBER 28,
                      TECHNOLOGIES DIVISION                         1997              1996
    ----------------------------------------------------------  -------------     -------------
    Receivables, net..........................................   $ 1,089,000       $   932,000
    Inventories...............................................     1,958,000           841,000
    Other current assets......................................       385,000           361,000
    Property and equipment
    Intangible and other assets (net).........................       700,000           640,000
    Accounts payable and other current liabilities............      (694,000)         (593,000)
    Long-term debt............................................       (41,000)                0
                                                                  ----------        ----------
    Net Assets................................................   $ 3,397,000       $ 2,181,000
                                                                  ==========        ==========

17.  CLOSURE OF THE CORPORATE OFFICE

As a result of the divestiture of the Technologies division, it was decided that there was no continuing need for the Company's corporate office. Therefore, the corporate office will be eliminated in the first quarter of fiscal 1998 which will result in an estimated charge in the first quarter of fiscal 1998 of $340,000 for severance and other closing costs.

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY

18.  INTERIM FINANCIAL RESULTS (UNAUDITED)

                                                                 FISCAL 1997                                FISCAL 1996
                                           -------------------------------------------------------       ------------------
                                           DEC. 30     MAR. 29     JUN. 28     SEP. 27      YEAR         DEC. 30    MAR. 30
                                           -------     -------     -------     -------     -------       -------    -------
                                                             (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
Net sales...............................   $5,036      $5,577      $5,752      $5,824      $22,189       $4,797     $4,851
Gross margin............................   $2,072      $2,266      $2,309      $2,373      $ 9,020       $1,922     $2,056
Income from continuing operations before
  income taxes..........................   $  624      $  733      $  631      $  131      $ 2,119       $  539     $  493
Income from continuing operations.......   $  383      $  450      $  387      $  112      $ 1,333       $  334     $  305
Discontinued operations (Note 16)
  Technologies Division
    Income (loss) from operations, net
      of tax............................   $   46      $  (52)     $  (36)     $   11      $   (31)      $ (130)    $    3
    Loss on disposition net of deferred
      income tax credit of $520(a)......                                       $ (780)     $  (780)
Income (loss) from discontinued
  operations............................   $   46      $  (52)     $  (36)     $ (769)     $  (811)      $ (130)    $    3
NET INCOME..............................   $  429      $  398      $  351      $ (657)     $   522       $  204     $  308
Net income per share -- primary(b)......   $ 0.05      $ 0.05      $ 0.04      $(0.12)     $  0.02       $ 0.02     $ 0.03
Common stock market price:(c)
  High..................................        1 3/4       2 3/16      2 15/16      2 13/16                  3          2 15/16
  Low...................................        1 3/4       1 5/8       1 13/16      2 1/4                    2 1/4      2 3/16
Preferred market price:(c)
  High..................................       32          34          40          39 1/2                    41         37 3/4
  Low...................................       28 5/8      30 1/2      31 1/2      37                        33         34


                                          JUN. 29       SEP. 28        YEAR
                                          -------       -------      --------

                                           <
Net sales...............................  $4,042        $5,150       $ 18,840
Gross margin............................  $1,781        $2,079       $  7,838
Income from continuing operations before
  income taxes..........................  $  471        $  553       $  2,056
Income from continuing operations.......  $  291        $  342       $  1,272
Discontinued operations (Note 16)
  Technologies Division
    Income (loss) from operations, net
      of tax............................  $   37        $  108       $     18
    Loss on disposition net of deferred
      income tax credit of $520(a)......
Income (loss) from discontinued
  operations............................  $   37        $  108       $     18
NET INCOME..............................  $  329        $  450       $  1,290
Net income per share -- primary(b)......  $ 0.04        $ 0.05       $   0.14
Common stock market price:(c)
  High..................................       2 11/16       2 1/16
  Low...................................       1 7/8         1 1/2
Preferred market price:(c)
  High..................................      36 1/2        33 1/2
  Low...................................      30            28 5/8

---------------
(a) Discontinued operations loss on disposition includes a provision of $600,000 for losses during the phase-out period.

(b) Fully diluted net income per share is considered to be the same as primary net income per share since the effect of the potentially dilutive convertible preferred stock is currently antidilutive.

(c) Both common and preferred shares are traded on the American Stock Exchange.

ITEM 15  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BOWMAR INSTRUMENT CORPORATION


Date: December 10, 1997                           /s/ JOSEPH G. WARREN, JR.
      ---------------------------------------     --------------------------------------------
                                                  Joseph G. Warren, Jr.
                                                  Vice President Finance, Secretary,

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:


/s/ THOMAS K. LANIN                               /s/ STEVEN P. MATTEUCCI
---------------------------------------------     --------------------------------------------
Thomas K. Lanin                                   Steven P. Matteucci
President, Chief Executive Officer and            Director
Director                                          Date: December 10, 1997
Date: December 10, 1997                           --------------------------------------
      ---------------------------------------

/s/ JOSEPH G. WARREN, JR.                         /s/ EDWARD A. WHITE
---------------------------------------------     --------------------------------------------
Vice President Finance, Secretary, Treasurer      Edward A. White
and Chief Financial and Accounting Officer        Chairman of the Board and Director
Date: December 10, 1997                           Date: December 10, 1997
      ---------------------------------------     --------------------------------------

/s/ DAN L. MCGURK                                 /s/ THOMAS M. REAHARD
---------------------------------------------     --------------------------------------------
Dan L. McGurk                                     Thomas M. Reahard
Director                                          Director
Date: December 10, 1997                           Date: December 10, 1997
      ---------------------------------------     --------------------------------------