Form 10-K/A
period 1997-09-27
BOWMAR INSTRUMENT CORP
filed 1998-01-09
CIK 13606

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A


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

================================================================================

                                    PART IV


ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)(2)  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                          PAGE
                                                                                          ----
             Consolidated Financial Statements
                                                                                            5
             Report of Independent Accountants..........................................
                                                                                            6
             Consolidated Balance Sheets as of September 27, 1997 and September 28,
               1996.....................................................................
                                                                                            7
             Consolidated Statements of Income for the Years Ended September 27, 1997,
               September 28, 1996 and September 30, 1995................................
                                                                                            8
             Consolidated Statements of Shareholders' Equity for the Years Ended
               September 27, 1997, September 28, 1996 and September 30, 1995............
                                                                                            9
             Consolidated Statements of Cash Flows for the Years Ended September 27,
               1997, September 28, 1996 and September 30, 1995..........................
                                                                                           10
             Notes to Consolidated Financial Statements.................................


  Financial Statement Schedules for the Years Ended September 27, 1997, September 28, 1996 and September 30, 1995.

Financial statement schedules have been omitted because either they are not required or are not applicable, or because the information has been included in the consolidated financial statements or notes thereto.

(a)(3)  EXHIBITS


 EXHIBIT
  NUMBER
----------
   3.1      Amended and Restated Articles of Incorporation. (Previously filed as Exhibit A to the Registrant's definitive Proxy Statement prepared in connection with the 1993
            Annual Meeting of Shareholders, which is incorporated herein by reference.)
   3.2      Amended and Restated Code of By-Laws, as further amended on December 4, 1997.
            (Previously filed as Exhibit 3.2 to this Form 10-K.)
   4.1      Indenture, Bowmar Instrument Corporation 13 1/2% Convertible Subordinated
            Debentures due December 15, 1995. (Previously filed as Exhibit 4.4 to the
            Registration Statement on Form S-7, File No. 2-70025, on November 25, 1980, which is incorporated herein by reference.)
   4.2      Amended and Restated Articles of Incorporation. (See Exhibit 3.1 above.)
   4.3      Rights Agreement, dated as of December 6, 1996 between Bowmar Instrument
            Corporation and American Stock Transfer and Trust Corporation. (Previously filed as Exhibit 5C to the Form 8-K filed by the Registrant on December 19, 1996, which is incorporated herein by reference).
  10.1(b)   Lease dated February 23, 1990, by and between Bowmar/Ali, Inc. as landlord and
            LAU Acquisition Corporation as tenant. (Previously filed as Exhibit 10.1(bb) to the Registrant's Annual Report of Form 10-K for the fiscal year ended September
            30, 1990, which is incorporated herein by reference.)
**10.1(d)   Employment agreement dated August 15, 1991, as amended as of August 15, 1992, and as of June 1, 1995 between Gardiner S. Dutton and Bowmar Instrument Corporation.
            (The first two having been previously filed as Exhibit 10.1(ff) to the
            Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
            1992, and the last having been filed as Exhibit 5(b) to Form 8-K dated June 26,
            1995, all which are incorporated herein by reference.)

 EXHIBIT
  NUMBER
----------
**10.2(a)   Form of Incentive Stock Option Agreement covering incentive stock options granted under the Corporation's now terminated 1986 Plan, as amended October 23, 1987.
            (Previously filed as Exhibit 10.2(c) to the Registrant's Annual Report on Form
            10-K for the fiscal year ended September 30, 1987, which is incorporated herein by reference.)
**10.2(b)   Form of Non-Incentive Stock Option Agreement covering non-incentive stock options granted under the Corporation's now terminated 1986 Plan, as amended October 23,
            1987. (Previously filed as Exhibit 10.2(c) to the Registrant's Annual Report on
            Form 10-K for the fiscal year ended September 30, 1987, which is incorporated herein by reference.)
**10.2(c)   Bowmar Instrument Corporation Stock Option Plan for Non-Employee Directors as
            amended February 4, 1994. (Incorporated herein by reference to Exhibit B to the
            Registrant's definitive Proxy Statement, prepared in connection with the 1994
            Annual Meeting of Shareholders.)
**10.2(d)   Non-Incentive Stock Option Agreement dated August 16, 1991, as amended August 15,
            1992, between Bowmar Instrument Corporation and Gardiner S. Dutton. (Previously
            filed as Exhibit 10.1(ff) to the Registrant's Annual Report on Form 10-K for the
            fiscal year ended September 30, 1992, which is incorporated herein by reference.)
**10.2(e)   1994 Flexible Stock Plan. (Previously filed as Exhibit A to the Registrant's definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of
            Shareholders, which is incorporated herein by reference.)
**10.3(a)   Form of Agreement governing awards of restricted stock under the Corporation's now terminated Restricted Plan. (Incorporated by reference to the exhibit to
            Amendment No. 1 to the Registrant's Registration Statement of Form S-8 (No.
            2-67645).)
  10.4(a)   Loan documents by and between Bank One, Arizona, NA and Bowmar Instrument
            Corporation and its wholly owned subsidiary, Bowmar/ALI, Inc. (Previously filed as exhibits 10.4a through 10.4g to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 which is incorporated herein by reference).
  10.4(b)   Modification Agreement dated April 26, 1996, pursuant to the Loan Agreement dated
            August 28, 1995 by and between Bank One, Arizona, NA and the Registrant.
            (Previously filed as Exhibit 10.4(b) to the Registrant's Annual Report on Form
            10-K for the fiscal year ended September 28, 1996, which is incorporated herein by reference).
  10.4(c)   Second Modification Agreement dated August 9, 1996, pursuant to the Loan
            Agreement dated August 28, 1995 by and between Bank One, Arizona, NA and the
            Registrant. (Previously filed as Exhibit 10.4(c) to the Registrant's Annual
            Report on Form 10-K for the fiscal year ended September 28, 1996, which is incorporated herein by reference)
  10.4(d)   Third Modification Agreement dated March 28, 1997 pursuant to the Loan Agreement dated August 28, 1995 by and between Bank One, Arizona NA and the Registrant.
            (Previously filed as Exhibit 10.4(d) to the Form 10-Q for the quarter ended March
            29, 1997, which is incorporated herein by reference).
  10.4(e)   Modification of Mortgage (Massachusetts) dated March 28, 1997 by and between Bank
            One, Arizona NA and the Registrant and its wholly owned subsidiary, Bowmar/ALI.
            (Previously filed as Exhibit 10.4(e) to the Form 10-Q for the quarter ended March
            29, 1997, which is incorporated herein by reference).
  10.4(f)   Modification of Mortgage (Indiana) dated March 28, 1997 by and between Bank One,
            Arizona NA and the Registrant. (Previously filed as Exhibit 10.4(f) to the Form
            10-Q for the quarter ended March 29, 1997 which is incorporated herein by reference).

 EXHIBIT
  NUMBER
----------
  10.4(g)   Revolving Promissory Note (RLT) dated March 28, 1997 by and between Bank One,
            Arizona NA and the Registrant, for up to $1,200,000. (Previously filed as Exhibit
            10.4(g) for the quarter ended March 29, 1997, which is incorporated herein by reference).
  10.5      Lease dated February 4, 1997 by and between Bowmar Instrument Corporation as tenant and Gus Enterprises-XII, LLC as landlord. (Previously filed as Exhibit
            10.5 to this Form 10-K.)
  11        Computation of Earnings per share (Previously filed as Exhibit 11 to this Form
            10-K.)
  21        Subsidiaries of the Registrant -- The Registrant has one subsidiary, Bowmar/Ali,
            Inc., a Massachusetts Corporation.
 *23        Consent of Accountants.
  27        Financial Data Schedule (Previously filed as Exhibit 27 to this Form 10-K.)


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


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

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

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY

18.  INTERIM FINANCIAL RESULTS (UNAUDITED)

                                                                 FISCAL 1997                                FISCAL 1996
                                           -------------------------------------------------------       ------------------
                                           DEC. 30     MAR. 29     JUN. 28     SEP. 27      YEAR         DEC. 30    MAR. 30
                                           -------     -------     -------     -------     -------       -------    -------
                                                             (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
Net sales...............................   $5,036      $5,577      $5,752      $5,824      $22,189       $4,797     $4,851
Gross margin............................   $2,072      $2,266      $2,309      $2,373      $ 9,020       $1,922     $2,056
Income from continuing operations before
  income taxes..........................   $  624      $  733      $  631      $  131      $ 2,119       $  539     $  493
Income from continuing operations.......   $  383      $  450      $  387      $  112      $ 1,333       $  334     $  305
Discontinued operations (Note 16)
  Technologies Division
    Income (loss) from operations, net
      of tax............................   $   46      $  (52)     $  (36)     $   11      $   (31)      $ (130)    $    3
    Loss on disposition net of deferred
      income tax credit of $520(a)......                                       $ (780)     $  (780)
Income (loss) from discontinued
  operations............................   $   46      $  (52)     $  (36)     $ (769)     $  (811)      $ (130)    $    3
NET INCOME..............................   $  429      $  398      $  351      $ (657)     $   522       $  204     $  308
Net income per share -- primary(b)......   $ 0.05      $ 0.05      $ 0.04      $(0.12)     $  0.02       $ 0.02     $ 0.03
Common stock market price:(c)
  High..................................        1 3/4       2 3/16      2 15/16      2 13/16                  3          215/16
  Low...................................        1 3/4       1 5/8       1 13/16      2 1/4                    2 1/4      23/16
Preferred market price:(c)
  High..................................       32          34          40          39 1/2                    41         373/4
  Low...................................       28 5/8      30 1/2      31 1/2      37                        33         34


                                          JUN. 29       SEP. 28        YEAR
                                          -------       -------      --------

                                           <
Net sales...............................  $4,042        $5,150       $ 18,840
Gross margin............................  $1,781        $2,079       $  7,838
Income from continuing operations before
  income taxes..........................  $  471        $  553       $  2,056
Income from continuing operations.......  $  291        $  342       $  1,272
Discontinued operations (Note 16)
  Technologies Division
    Income (loss) from operations, net
      of tax............................  $   37        $  108       $     18
    Loss on disposition net of deferred
      income tax credit of $520(a)......
Income (loss) from discontinued
  operations............................  $   37        $  108       $     18
NET INCOME..............................  $  329        $  450       $  1,290
Net income per share -- primary(b)......  $ 0.04        $ 0.05       $   0.14
Common stock market price:(c)
  High..................................       2 11/16       2 1/16
  Low...................................       1 7/8         1 1/2
Preferred market price:(c)
  High..................................      36 1/2        33 1/2
  Low...................................      30            28 5/8

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



Date: January 8, 1998                             /s/ JOSEPH G. WARREN, JR.
      ---------------------------------------     --------------------------------------------
                                                  Joseph G. Warren, Jr.
                                                  Vice President Finance, Secretary