Form 10-Q
period 1998-01-03
BOWMAR INSTRUMENT CORP
filed 1998-02-17
CIK 13606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                  (Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the quarterly period ended: January 3, 1998

                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from _______  to ________

                          Commission File Number 1-4817

                          BOWMAR INSTRUMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                            INDIANA                                                     35-0905052
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)

                  3601 EAST UNIVERSITY DRIVE
                     PHOENIX, ARIZONA                                                      85034
           (Address of principal executive offices)                                     (Zip Code)

      Registrant's telephone number, including area code:                               602/437-1520


                       5080 N. 40TH ST., PHOENIX, AZ 85018
                 (Former Address if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

At February 5, 1998, 6,674,492 shares of the Registrant's Common Stock were outstanding.

                          BOWMAR INSTRUMENT CORPORATION

                                       AND

                                   SUBSIDIARY


                                      INDEX




PART I            FINANCIAL INFORMATION...................................................................      2-9

                  Item 1.  Financial Statements

                                  Consolidated Balance Sheets
                                    January 3, 1998, (Unaudited) and
                                    September 27, 1997....................................................        2

                                  Consolidated Statements of Income
                                    First Quarter Ended
                                    January 3, 1998 and December 28, 1996, (Unaudited)....................        3

                                  Consolidated Statements of Cash Flows
                                    First Quarter Ended January 3, 1998 and
                                    December 28, 1996, (Unaudited) .......................................        4

                                  Notes to Consolidated Financial
                                    Statements (Unaudited)................................................        5

                  Item 2.         Management's Discussion and Analysis
                                    of Financial Condition and Results
                                    of Operations.........................................................        7


PART II           OTHER INFORMATION.......................................................................        9

                  Item 6.         Exhibits and Reports on Form 8-K........................................     9-10

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY
                          CONSOLIDATED FINANCIAL SHEETS
                            (In thousands of dollars)

------------------------------------------------------------------------------------------------
                                                          January 3, 1998     September 27, 1997
                                                              (UNAUDITED)
------------------------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash                                                       $       15         $   1,218
    Accounts receivable, net                                        5,023             4,476
    Inventories, net                                                8,239             8,158
    Prepaid expenses                                                  368               539
    Deferred income taxes                                           2,782             2,782
------------------------------------------------------------------------------------------------
    Total Current Assets                                           16,427            17,173

Property, Plant and Equipment, net                                  2,654             2,642
Deferred Income Taxes                                                 353               492
Other Assets, net                                                   1,195             1,202
------------------------------------------------------------------------------------------------
Total Assets                                                   $   20,629         $  21,509

------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Current portion of long-term debt                          $      612         $   1,608
    Accounts payable                                                1,416             1,987
    Accrued salaries and benefits                                   1,235             1,953
    Accrued expenses                                                  286               503
   Reserve for loss on discontinued operation                         887             1,300
------------------------------------------------------------------------------------------------
    Total Current Liabilities                                       4,436             7,351

Long-Term Debt                                                      6,461             4,546
Other Long-Term Liabilities                                           339               339
------------------------------------------------------------------------------------------------
    Total Liabilities                                              11,236            12,236

------------------------------------------------------------------------------------------------
Shareholders' Equity                                                9,393             9,273

------------------------------------------------------------------------------------------------
         Total Liabilities and Shareholders' Equity               $20,629           $21,509

------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                            (In thousands of dollars)

---------------------------------------------------------------------------------------------------------
                                                                       Quarter Ended
                                                            January 3, 1998          December 28, 1996
                                                                                 (Restated - See Note 4)
---------------------------------------------------------------------------------------------------------
Sales                                                        $     5,999              $    5,036
Cost of sales                                                      3,512                   2,964

---------------------------------------------------------------------------------------------------------
Gross margin                                                       2,487                   2,072

---------------------------------------------------------------------------------------------------------
Expenses:
   Selling, general and administrative                             1,829                   1,378
   Product development                                               130                      84
   Interest expense                                                  141                     105
   Other expense (income), net                                        20                    (119)

---------------------------------------------------------------------------------------------------------
   Total expenses                                                  2,120                   1,448

---------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                367                     624
Income tax expense                                                   157                     241

---------------------------------------------------------------------------------------------------------
Income from continuing operations                                    210                     383

---------------------------------------------------------------------------------------------------------
Discontinued operations:
   Electromechanical segment
     Income from operations, net of income tax
       expense of $0 and $44                                           0                      46

---------------------------------------------------------------------------------------------------------
Income from discontinued operations                                    0                      46

---------------------------------------------------------------------------------------------------------
NET INCOME                                                   $       210              $      429

---------------------------------------------------------------------------------------------------------
Earnings per share, continuing operations                    $      0.02              $     0.04
Earnings per share, discontinued operations                         0.00                    0.01

---------------------------------------------------------------------------------------------------------
Net income per share                                         $      0.02                  $ 0.05

---------------------------------------------------------------------------------------------------------

Earnings per share-assuming dilution is the same as earnings per share and thus is not shown separately.

See notes to Consolidated Financial Statements

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                                     Quarter Ended
                                                                         January 3, 1998        December 28, 1996
                                                                                             (Restated - See Note 4)
--------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
 Net income                                                                $       210              $    429
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                 174                   134
     Reserve for loss from discontinued operations                                (413)                    0
     Deferred income tax expense                                                   139                   237
     Net changes in balance sheet accounts:
       Accounts receivable                                                        (547)                  113
       Inventories                                                                 (81)                   44
       Prepaid expenses                                                            171                   (16)
       Other assets                                                                  7                    22
       Accounts payable                                                           (571)                  333
       Accrued expenses                                                           (935)                 (654)
--------------------------------------------------------------------------------------------------------------------
 Net cash provided (used in) by operating activities                            (1,846)                  642
--------------------------------------------------------------------------------------------------------------------
 INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                       (222)                 (185)
 Proceeds from sales of property, plant and equipment                               36                     0
--------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                            (186)                 (185)

--------------------------------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES:
 Borrowings under long-term debt                                                 1,090                     0
 Retirement of long-term debt                                                     (171)                 (167)
 Issuance of common stock                                                            0                   232
 Payment of preferred stock dividends                                              (90)                  (90)
--------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                               829                   (25)

--------------------------------------------------------------------------------------------------------------------
 Net change in cash                                                             (1,203)                  432
 Cash at beginning of period                                                     1,218                   108
--------------------------------------------------------------------------------------------------------------------
 Cash at end of period                                                     $        15              $    540

--------------------------------------------------------------------------------------------------------------------

 See notes to Consolidated Financial Statements

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.        CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of January 3, 1998, the consolidated statements of income for the first quarter ended January 3, 1998 and December 28, 1996, and the consolidated statements of cash flows for the first quarter ended January 3, 1998 and December 28, 1996, have been prepared by the Registrant without audit. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly such financial statements have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1997. The results of operations for the above noted quarter ended January 3, 1997, are not necessarily indicative of the operating results for the full year.

2.       INVENTORIES

Inventories consist of the following (in thousands of dollars):

--------------------------- ----------------------- ---------------------------

                                JANUARY 3, 1998         SEPTEMBER 27 1997

--------------------------- ----------------------- ---------------------------
Raw materials                        $   2,842                $   3,277
Work-in-process                          4,823                    4,258
Finished goods                             574                      623
--------------------------- ----------------------- ---------------------------

Total Inventories                    $   8,239                $   8,158
--------------------------- ----------------------- ---------------------------


3.       EARNINGS PER SHARE (EPS) DISCLOSURES:

The Company has adopted the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") effective January 3, 1998. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options. All prior period earnings per share amounts have been restated to comply with the SFAS 128.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

-------------------------------- ------------------------------------------------------------------------------------
                                                                  FIRST QUARTER ENDED
                                             JANUARY 3, 1998                           DECEMBER 28, 1996
-------------------------------- ----------------------------------------- ------------------------------------------
                                                                   Per                                       Per
                                     Income         Shares       Share         Income        Shares         Share
                                  (Numerator)    (Denominator)   Amount     (Numerator)    (Denominator)    Amount
-------------------------------- ------------- ---------------- ---------- ------------- ---------------- -----------
Earnings from continuing
operations, net of tax              $210,000                                  $383,000
Less: preferred stock
dividends                             90,000                                    90,000
-------------------------------- ------------- ---------------- ---------- ------------- ---------------- -----------
BASIC EPS
Earnings applicable to
continuing operations, net of
tax                                  120,000       6,674,492        $0.02      293,000       6,563,311       $0.04
EFFECT OF DILUTIVE SECURITIES
Common stock options                                 162,697                                     3,660
-------------------------------- ------------- ---------------- ---------- ------------- ---------------- -----------
DILUTED EPS
Earnings from continuing
operations available to
common stock holders                $120,000       6,837,189        $0.02     $293,000       6,566,971       $0.04
                                    ========       =========        =====     ========       =========       =====

The convertible preferred stock, which was convertible to 1,598,346 common shares on January 3, 1998 and 1,598,907 on December 28, 1996, which could potentially dilute basic EPS in the future was not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Options to purchase 58,000 shares of common stock at prices ranging from $2.56 to $3.56 per share were outstanding during the first quarter of 1998 but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares. These options expire at various times through December, 2007.

4.       DISCONTINUED OPERATIONS

In December, 1997 the Board of Directors decided to sell its Technologies division. The results of the operations for the quarter ended December 28, 1996, have been restated to reflect this division as a discontinued operation, thus, this division is reflected as discontinued operations for all periods presented in the Company's Statement of Income. For the fiscal year ended September 27, 1997, the Company recorded a reserve of $1,300,000 for estimated future operating losses of the Technologies division, and the estimated costs and losses associated with the disposition.

During the quarter ended January 3, 1998, the Technologies division incurred losses of $413,000 which offset the reserve, resulting in a reserve balance of $887,000 on January 3, 1998.

While the estimated net future loss is based on management analysis it is difficult to estimate what the Company may ultimately realize on the sale of this division. Therefore, what the Company could eventually realize may differ materially in the near term from the amounts assumed in arriving at the estimated net loss.

The following table reflects the results of the discontinued operations:

                                             FIRST QUARTER ENDED
---------------------------- ---------------------------------------------------
TECHNOLOGIES DIVISION
OPERATING RESULTS                 JANUARY 3, 1998          DECEMBER 28, 1996
---------------------------- ------------------------  -------------------------
Net sales                           $   1,634,000             $    1,452,000
Gross margin                        $     104,000             $      507,000
Product development                 $      49,000             $       19,000
Operating expenses                  $     468,000             $      398,000

The components of net assets of discontinued operations included in the Company's Consolidated Balance Sheets at January 3, 1998 and September 27, 1997 are as follows:

TECHNOLOGIES DIVISION                                 JANUARY 3, 1998   SEPTEMBER 27, 1997
----------------------------------------------------  ----------------  ------------------
Receivables,net                                         $ 1,263,000           $ 1,089,000
Inventories                                               2,412,000             1,958,000
Other current assets                                        240,000               385,000
Property and equipment                                      669,000               700,000
Accounts payable and other current liabilities             (788,000)             (694,000)
Long-term debt                                              (27,000)              (41,000)
                                                        -----------           -----------
Net Assets                                              $ 3,769,000           $ 3,397,000
                                                        ===========           ===========


5.       REDUCTION AND RELOCATION OF THE CORPORATE OFFICE

In January 1998 Board of Directors reduced and relocated the Company's corporate headquarters. The Company will operate exclusively out of the new White Microelectronics division facility located in Phoenix, Arizona. To cover the expenditures related to the reduction and relocation, the Company incurred an approximate $400,000 charge in the first quarter of 1998.


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters discussed here contain(s) forward-looking statements. The words "believe", "expect" and "anticipate" identify forward-looking statements which speak only as of the date the statement is made. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control. Potential risks and uncertainties include but are not limited to such factors as the ability of the Company to identify a potential buyer for the Technologies division and to conclude a beneficial agreement in a timely fashion, the ability of the Company to conclude such a sale without substantial disruption to the business of the Technologies division, demand for the products of the White Microelectronics division, the ability of the Company to penetrate successfully the commercial market for microelectronic products, demand for microelectronic products generally, industry competitiveness, reductions in price and other risks of doing business generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire or prove to be accurate. Actual results may differ materially from those in the forward-looking statements.


INTRODUCTION

As previously disclosed, the Board of Directors has determined to implement a series of actions expected to strategically reposition the Company, reduce corporate overhead and realign management. First, the Board of Directors has determined to seek a buyer for the Company's Technologies division. Although the Company has received several unsolicited inquiries from third parties interested in acquiring the division, it is not yet in serious discussions with any particular potential buyers. The Company has retained an investment advisor to assist in its efforts to sell this division. There can be no assurance that the Board of Directors will be able to identify a suitable buyer, or any buyer at all, or that if a sale is concluded it will be on terms and conditions advantageous to the Company.

In January, 1998 the Board of Directors reduced and relocated the Company's corporate headquarters. The Company will operate exclusively out of the new White Microelectronics division facility located in Phoenix, Arizona. To cover the expenditures related to the reduction and relocation, the Company incurred an approximate $400,000 charge in the first quarter of 1998.

Based on the decision to sell the Technologies division, the division has been accounted for as a "discontinued operation". Accordingly, a $1.3 million reserve for anticipated losses and the cost of disposition was recorded in the fourth quarter of fiscal 1997 of which $413,000 was used in the first quarter of fiscal 1998. The following discussion takes into account the treatment of the Technologies division as a discontinued operation.


RESULTS OF OPERATION

NET SALES

Sales for the first quarter ended January 3, 1998 were $5,999,000 compared to prior year sales for the first quarter of $5,036,000 (restated). The increase in sales was a result of there being 14 weeks in the quarter ended January 3, 1998 as opposed to 13 weeks in the same quarter in the prior year. The remaining increase was a result of increased demand for standard asynchronous SRAM products in the quarter.

The Company continues to believe that changes in U. S. defense spending will not have a material adverse effect on the Company's overall results, particularly on the White Microelectronics division. The Company nevertheless continues to pursue its goal of reduced dependency on the defense industry by pursuing commercial business while emphasizing niche military markets where it has a competitive advantage.

GROSS MARGIN

Gross margins for the first quarter ended January 3, 1998, increased by $415,000 versus the similar period of fiscal 1997. The higher gross margin is primarily attributable to the increased sales .

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the first quarter ended January 3, 1998, increased $451,000 versus the same period (restated) in fiscal 1997. The increase is due to the $400,000 charge associated with the Company's decision to reduce and relocate its corporate headquarters in Phoenix, Arizona. The remaining increase was due to costs associated with increased sales and the related additional week of expenses in fiscal 1998 as compared to fiscal 1997.

PRODUCT DEVELOPMENT EXPENSES

Product Development expenses for the first quarter ended January 3, 1998 were up $46,000 as compared to the first quarter in the prior year. The increase occurred as a result of increased expenses associated with the development of new products for the commercial market. The Company expects increased expenses for commercial product development will continue for fiscal 1998 as the Company pursues its goal of expanding its commercial business.

INTEREST EXPENSE

Interest expense in the first quarter of fiscal 1998 increased $36,000 compared to interest expense for the same period in fiscal 1997. The increase was due primarily to the increase in borrowing for funds to finish the new facility which was completed and occupied in October, 1997.

OTHER INCOME

Other income for the first quarter ended January 3, 1998 decreased by $139,000 versus the same period in fiscal 1997. This was primarily due to the proceeds received from the Company's leased facility in Acton, Massachusetts during the first quarter of fiscal 1997. This lease expired February, 1997.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased by $84,000 for the first quarter of fiscal 1998 as compared to 1997. This decrease was primarily a result of lower income before income taxes in fiscal 1998.

FINANCIAL CONDITION AND LIQUIDITY

In the first quarter of fiscal 1998 working capital increased to $11,991,000 from $9,822,000, principally as a result of reduction in current liabilities.

Changes in the components of working capital are detailed in the Consolidated Statements of Cash Flows.

The Company's operations used approximately $1,846,000 cash in the first quarter of fiscal 1998. The Company anticipates that it will produce positive cash flow for the remainder of the year, which, when combined with the Company's revolving credit facility, should be sufficient in Management's opinion to fund the Company's cash needs for the foreseeable future.

                                     PART II

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

a.  EXHIBITS.


      3.1 Amended and Restated Articles of Incorporation. (Previously filed as Exhibit A to the Registrant's definitive Proxy Statement prepared in connection with the 1993 Annual Meeting of Shareholders, which is incorporated herein by this reference).

     3.2 Amended and Restated Code of By-laws, as further amended on July 28, 1995. (The former having been previously filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and the latter having been previously filed as Exhibit 5(a) to the Current Report on Form 8-K dated October 16, 1995, both of which are incorporated herein by this reference).

     4.2 Amended and Restated Articles of Incorporation (see Exhibit 3.1, above).

     4.3 Rights Agreement, dated as of December 6, 1996 between Bowmar Instrument Corporation and American Stock Transfer and Trust Corporation. (Previously filed as Exhibit 5(c) to the Form 8-K filed by the Registrant on December 19, 1996).

     10.6* Executive Employment Agreement by and between the Company and Thomas
K. Lanin dated December 3, 1997.

     10.7* Executive Employment Agreement by and between the Company and Joseph
G. Warren, Jr. dated December 21, 1997.

     10.8 Purchase and Sales Agreement dated December 5, 1997, concerning the sale of the Acton Massachusetts property.

     11   Computation of Earnings Per Share

     27   Financial Data Schedule

b.  REPORTS ON FORM 8-K.


     Form 8-K dated December 4, 1997.
     Form 8-K/A dated December 22, 1997.


     *   management compensatory contract, plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                          BOWMAR INSTRUMENT CORPORATION



                                          /S/ Joseph G. Warren, Jr.
                                          --------------------------------------
                                          Joseph G. Warren, Jr.
                                          Vice President Finance

Dated:  February 13, 1998

EXHIBITS INDEX


      3.1 Amended and Restated Articles of Incorporation. (Previously filed as Exhibit A to the Registrant's definitive Proxy Statement prepared in connection with the 1993 Annual Meeting of Shareholders, which is incorporated herein by this reference).

     3.2 Amended and Restated Code of By-laws, as further amended on July 28, 1995. (The former having been previously filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and the latter having been previously filed as Exhibit 5(a) to the Current Report on Form 8-K dated October 16, 1995, both of which are incorporated herein by this reference).

     4.2 Amended and Restated Articles of Incorporation (see Exhibit 3.1, above).

     4.3 Rights Agreement, dated as of December 6, 1996 between Bowmar Instrument Corporation and American Stock Transfer and Trust Corporation. (Previously filed as Exhibit 5(c) to the Form 8-K filed by the Registrant on December 19, 1996).

     10.6* Executive Employment Agreement by and between the Company and Thomas
K. Lanin dated December 3, 1997.


     10.7* Executive Employment Agreement by and between the Company and Joseph
G. Warren, Jr. dated December 21, 1997.

     10.8 Purchase and Sales Agreement dated December 5, 1997, concerning the sale of the Acton Massachusetts property.

     11   Computation of Earnings Per Share

     27   Financial Data Schedule