Form 10-Q
period 1998-04-04
BOWMAR INSTRUMENT CORP
filed 1998-05-13
CIK 13606

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     (Mark One)

     |X|QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended:  April 4, 1998

                                       OR

     |_|TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from_____________ to __________________





                          Commission File Number 1-4817



                          BOWMAR INSTRUMENT CORPORATION

             (Exact name of registrant as specified in its charter)

            INDIANA                                    35-0905052
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


         3601 E. UNIVERSITY DRIVE
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

Yes  x   No

At May 5, 1998, 6,674,492 shares of the Registrant's Common Stock, and 119,906 shares of the Registrant's Preferred Stock were outstanding.

                          BOWMAR INSTRUMENT CORPORATION


                                       AND

                                  SUBSIDIARIES



                                      Index



PART I     FINANCIAL INFORMATION..........................................................................   2-7

       Item 1.        Financial Statements

           Consolidated Balance Sheets (Unaudited)........................................................     2
           April 4, 1998 and September 27, 1997

           Consolidated Statements of Income (Unaudited)..................................................     3
           Second Quarter and Six Months Ended
           April 4, 1998 and March 29, 1997

           Consolidated Statements of Cash Flows (Unaudited)..............................................     4
           Six Months Ended April 4, 1998 and
           March 29, 1997

           Notes to Consolidated Financial................................................................     5
           Statements (Unaudited)

       Item 2.        Management's Discussion and Analysis................................................     6
                      of Financial Condition and Results
                      of Operations

       PART II                 OTHER INFORMATION..........................................................     8

       Item 4.        Submission of Matters to a Vote of Security Holders.................................     8

       Item 6.        Exhibits and Reports on Form 8-K....................................................     9

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

-------------------------------------------------------------------------------------
                                                  April 4, 1998    September 27, 1997

-------------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash                                               $    11             $ 1,218
    Accounts receivable, net                             5,760               4,476
    Inventories                                          7,718               8,158
    Prepaid expenses                                       438                 539
    Deferred income taxes                                2,782               2,782
----------------------------------------------------------------------------------
    Total Current Assets                                16,709              17,173

Property, Plant and Equipment, net                       2,636               2,642
Deferred Income Taxes                                      138                 492
Other Assets, net                                        1,228               1,202
----------------------------------------------------------------------------------
Total Assets                                           $20,711             $21,509

----------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Current portion of long-term debt                  $   884             $ 1,608
    Accounts payable                                     1,453               1,987
    Accrued salaries and benefits                        1,281               1,953
    Accrued expenses                                       260                 503
    Reserve for loss on discontinued operation             870               1,300

----------------------------------------------------------------------------------
    Total Current Liabilities                            4,748               7,351

Long-Term Debt                                           5,765               4,546
Other Long-Term Liabilities                                339                 339
----------------------------------------------------------------------------------
    Total Liabilities                                   10,852              12,236

----------------------------------------------------------------------------------
Shareholders' Equity                                     9,859               9,273
Total Liabilities and Shareholders' Equity             $20,711             $21,509
----------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                   (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


                                                                                 (Restated See Note 4)
-------------------------------------------------------------------------------------------------------
                                                      Second Quarter                First Six Months
                                                  -----------------------       -----------------------
                                                    1998           1997           1998           1997

-------------------------------------------------------------------------------------------------------
Sales                                             $  5,694       $  5,577       $ 11,693       $ 10,613
Cost of sales                                        3,437          3,311          6,949          6,275

-------------------------------------------------------------------------------------------------------
Gross margin                                         2,257          2,266          4,744          4,338

-------------------------------------------------------------------------------------------------------
Expenses:
    Selling, general and administrative              1,230          1,464          3,059          2,842
    Product development                                204            132            334            216
    Interest expense                                   163             98            304            203
    Other income, net                                 (228)          (161)          (207)          (280)
-------------------------------------------------------------------------------------------------------
Total expenses                                       1,369          1,533          3,490          2,981

-------------------------------------------------------------------------------------------------------
Income from continuing operations
    before income taxes                                888            733          1,254          1,357
Income tax expense                                     332            283            489            524
-------------------------------------------------------------------------------------------------------
Income from continuing operations                      556            450            765            833

-------------------------------------------------------------------------------------------------------
Discontinued Operations
    Electromechanical segment
Loss from operations, net of income tax
 expense/(credit) of $0, ($18), $0 and $26        $      0            (52)      $      0             (6)

-------------------------------------------------------------------------------------------------------
Income from discontinued operations               $      0            (52)      $      0             (6)

-------------------------------------------------------------------------------------------------------
NET INCOME                                             556            398            765            827

-------------------------------------------------------------------------------------------------------
Earnings per share, continuing operations         $   0.07       $   0.06       $   0.09       $   0.10
Earnings per share, discontinued operations       $   0.00       $  (0.01)      $   0.00       $   0.00

-------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE:                      $   0.07       $   0.05       $   0.09       $   0.10
-------------------------------------------------------------------------------------------------------

Earnings per share-assuming dilution is the same as earnings per share and thus is not shown separately.

See Notes to Consolidated Financial Statements

                  BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


----------------------------------------------------------------------------------
                                                               FIRST SIX MONTHS
                                                           -----------------------
                                                            APRIL 4,       MARCH 29,
                                                              1998           1997
----------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                   $   765       $   827
Adjustments to reconcile net income
       to net cash provided by operating activities:
    Depreciation and amortization                                320           277
    Deferred income tax expense                                  354           464
    Net changes in balance sheet accounts:
       Accounts receivable                                    (1,284)         (944)
       Inventories                                               440          (357)
       Prepaid expenses                                          101            34
       Accounts payable                                         (534)          763
       Accrued salaries & expenses                              (915)         (677)
       Reserve for loss from discontinued operations            (430)            0
       Other                                                     (25)           42
----------------------------------------------------------------------------------
Net cash provided by (used in) operating activities           (1,208)          429

----------------------------------------------------------------------------------
INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                  (351)         (377)
    Proceeds from sale of property, plant and equipment           36             0
----------------------------------------------------------------------------------
Net cash used in investing activities                           (315)         (377)
----------------------------------------------------------------------------------
FINANCING ACTIVITIES:
    Borrowings under long-term debt                            1,207           117
    Retirement of long-term debt                                (712)         (261)
    Payment of dividends on preferred stock                     (180)         (180)
    Issuance of common stock                                       1           241
    Other                                                          0            (6)
----------------------------------------------------------------------------------
Net cash provided by (used in) financing activities              316           (89)

----------------------------------------------------------------------------------
Net change in cash                                            (1,207)          (37)
Cash at beginning of period                                    1,218           108
----------------------------------------------------------------------------------
Cash at end of period                                        $    11       $    71
----------------------------------------------------------------------------------

See notes to Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets as of April 4, 1998 and September 27, 1997, the consolidated statements of income for the second quarter and six months ended April 4, 1998 and March 29, 1997, and the consolidated statements of cash flows for the first six months ended April 4, 1998 and March 29, 1997, have been prepared by the Registrant without audit. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly such financial statements have been made.

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

2.        INVENTORIES

Inventories consist of the following (in thousands):

--------------------------------------------------------------------------------
                                    April 4, 1998             September 27, 1997
--------------------------------------------------------------------------------

            Raw Materials               $1,947                      $3,277
           Work-in-process               4,950                       4,258
            Finished Goods                 821                         623
                                        ------                      ------

                                        $7,718                      $8,158
                                        ======                      ======
--------------------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------------------------------
                                                                 SECOND QUARTER ENDED
                                               FISCAL 1998                                FISCAL 1997
---------------------------------------------------------------------------------------------------------------------
                                                                   Per                                         Per
                                      Income         Shares      Share          Income          Shares        Share
                                   (Numerator)    (Denominator)  Amount       (Numerator)    (Denominator)   Amount
---------------------------------------------------------------------------------------------------------------------
Earnings from continuing
operations, net of tax                $556,000                                     $450,000
Less: preferred stock
dividends                               90,000                                       90,000
---------------------------------------------------------------------------------------------------------------------
BASIC EPS
Earnings applicable to
Continuing operations, net of
tax                                    466,000       6,674,497     $0.07            360,000     6,658,980     $0.06
EFFECT OF DILUTIVE SECURITIES
Common stock options                                   171,603                                     14,693
---------------------------------------------------------------------------------------------------------------------
DILUTED EPS
Earnings from continuing
operations available to
common stock holders                  $466,000       6,846,100     $0.07           $360,000     6,673,673     $0.06
                                      ========       =========     =====           ========     =========     =====





---------------------------------------------------------------------------------------------------------------------
                                                                   FIRST SIX MONTHS
                                               FISCAL 1998                                FISCAL 1997
---------------------------------------------------------------------------------------------------------------------
                                                                    Per                                        Per
                                      Income          Shares       Share          Income         Shares        Share
                                   (Numerator)    (Denominator)    Amount      (Numerator)    (Denominator)   Amount
---------------------------------------------------------------------------------------------------------------------
Earnings from continuing              $765,000                                     $833,000
operations, net of tax

Less: preferred stock
dividends                             $180,000                                     $180,000
---------------------------------------------------------------------------------------------------------------------
BASIC EPS
Earnings applicable to
continuing operations, net of
tax                                    585,000        6,674,495      $0.09         $653,000      6,610,843     0.10
EFFECT OF DILUTIVE SECURITIES
Common stock options                                     96,589                                     10,351
---------------------------------------------------------------------------------------------------------------------
DILUTED EPS
Earnings from continuing
operations available to
common stock holders                  $585,000        6,771,084      $0.09         $653,000      6,621,194    $0.10
                                      ========        =========      =====         ========      =========    =====


The convertible preferred stock, which was convertible to 1,598,346 common shares on April 4, 1998 and on March 29, 1997, which could potentially dilute basic EPS in the future was not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Options to purchase 78,000 shares of common stock at prices ranging from $2.56 to $3.56 per share were outstanding during the first quarter and six months of 1998 but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares. These options expire at various times through December, 2007.

4.       DISCONTINUED OPERATIONS

In December, 1997 the Board of Directors decided to sell its Technologies division. The results of operations for the six months and quarter ended March 29, 1997, have been restated to reflect this division as a discontinued operation. Thus, this division is reflected as a discontinued operation for all periods presented in the Company's Statement of Income. As of September 27, 1997, the Company recorded a reserve of $1,300,000 for estimated future operating losses of the Technologies division and the estimated costs and losses associated with the disposition.

During the first six months of fiscal 1998, the Technologies division incurred losses of $390,000 which, combined with $40,000 of additional cost associated with the disposition, leaves a reserve balance of $870,000 on April 4, 1998.

While the estimated net future loss is based on management analysis, it is difficult to estimate what the Company may ultimately realize on the sale of this division. What the Company could eventually realize may differ materially in the near term from the amounts assumed in arriving at the estimated net loss.

The following table reflects the results of the discontinued operations:


                                   SECOND QUARTER                     SIX MONTHS
-------------------------------------------------------------------------------------------
TECHNOLOGIES DIVISION
OPERATING RESULTS         FISCAL, 1998      FISCAL, 1997      FISCAL, 1998     FISCAL, 1997
-------------------------------------------------------------------------------------------
Net sales                  $2,471,000        $1,121,000        $4,105,000        $2,573,000
Gross margin               $  522,000        $  343,000        $  626,000        $  850,000
Product development        $   35,000        $   43,000        $   84,000        $   62,000
Operating expenses         $  464,000        $  370,000        $  932,000        $  768,000


The components of net assets of discontinued operations included in the Company's Consolidated Balance Sheets at April 4, 1998 and September 27, 1997 are as follows:


TECHNOLOGIES DIVISION                                  APRIL 4, 1998            SEPTEMBER 27, 1997
--------------------------------------------------------------------------------------------------
Receivables, net                                        $   1,743,000                 $  1,089,000
Inventories                                                 2,635,000                    1,958,000
Other current assets                                          317,000                      385,000
Property and equipment                                        666,000                      700,000
Accounts payable and other current liabilities
                                                           (1,057,000)                    (694,000)
Long-term debt                                                (27,000)                     (41,000)
                                                        -------------                 ------------
Net Assets                                              $   4,277,000                 $  3,397,000
                                                        =============                 ============


5.        SUBSEQUENT EVENTS

On April 30, 1998, the company sold certain land and building in Acton, Massachusetts for approximately $1,200,000. No significant gain or loss was realized on the sale. As of April 4, 1998, the land and buildings are included in other assets. The proceeds were used to retire the Industrial Revenue Bonds and repay $950,000 of the Bank One term loan.

On May 3, 1998, the Company entered into a definitive agreement to merge with Electronic Designs, Inc. (EDI). Under the terms of the agreement, each share of EDI's common stock will be exchanged for 1.375 shares of Bowmar common stock.

ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters discussed here contain forward-looking statements. The words "believe", "expect" and "anticipate" identify forward-looking statements which speak only as of the date the statement is made. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control. Potential risks and uncertainties include but are not limited to such factors as the ability of the Company to identify a potential buyer for the Technologies division and to conclude a beneficial agreement in a timely fashion, the ability of the Company to conclude such a sale without substantial disruption to the business of the Technologies division, demand for the products of the White Microelectronics division, the instability of the Asian markets, the ability of the Company to penetrate successfully the commercial market for microelectronic products, demand for microelectronic products generally, industry competitiveness, reductions in price and other risks of doing business generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire or prove to be accurate. Actual results may differ materially from those in the forward-looking statements.

INTRODUCTION

As previously disclosed, the Board of Directors has determined to implement a series of actions expected to strategically reposition the Company, reduce corporate overhead and realign management. Although the Board of Directors has determined to seek a buyer for the Company's Technologies division, the Company is not yet in serious discussions with any particular potential buyers. The Company has retained an investment advisor to assist in its efforts to sell this division. There can be no assurance that the Board of Directors will be able to identify a suitable buyer, or any buyer at all, or that if a sale is concluded it will be on terms and conditions advantageous to the Company. Based on the decision to sell the Technologies division, the division has been accounted for as a "discontinued operation". Accordingly, a $1.3 million reserve for anticipated losses and the cost of disposition was recorded in the fourth quarter of fiscal 1997 of which $430,000 was used in the first six months of fiscal 1998. The following discussion takes into account the treatment of the Technologies division as a discontinued operation.

In addition, the Board of Directors reduced and relocated the Company's corporate headquarters. The Company will operate exclusively out of the new White Microelectronics division facility located in Phoenix, Arizona. To cover the expenditures related to the reduction and relocation, the Company incurred an approximate $400,000 charge in the first quarter of 1998.


RESULTS OF OPERATION

Net Sales

Sales for the second quarter of Fiscal 1998 were $5,694,000 compared to prior year sales for the second quarter of $5,577,000 (restated). The increase in sales was a result of increased sales of plastic packaged SRAM products.

The Company has seen some decline in bookings affecting the fourth quarter, which management believes is primarily a result of the current Asian economic situation. Given the softness in the fourth quarter bookings and the current situation in the military markets, the Company now believes that changes in defense spending could have an adverse effect on the Company's overall results. Thus the Company is continuing to pursue its goal of reduced dependency on the defense industry by pursuing commercial business while emphasizing niche military markets where it has a competitive advantage.

Gross Margin

Gross margins for the second quarter of fiscal 1998 were very similar to the same period of fiscal 1997. Gross margin for the first six months of fiscal 1998 increased by $406,000 over the same period for fiscal 1997 primarily as a result of increased sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of fiscal 1998 decreased $234,000 versus the same period in fiscal 1997. The decrease is due primarily to the savings realized as a result of the Company's decision to reduce and relocate its corporate headquarters in Phoenix, Arizona. The increase of $217,000 in expenses for the first six months of fiscal 1998 as compared to the same period in fiscal 1997 was due to the $400,000 charge taken in the first quarter of 1998 for the reduction and relocation of its corporate headquarters.

Product Development Expenses

Product development expenses for the second quarter of fiscal 1998 were approximately $72,000 higher than the same period of fiscal 1997 and were $118,000 higher for the first six months of fiscal 1998 as compared to the same period of fiscal 1997. The increases were a result of a commercial product development at the microelectronics segment.

Interest Expense

Interest expense for the second quarter and the first six months in fiscal 1998 increased by $65,000 and $101,000, respectively, as compared to the same periods of fiscal 1997. The increase is primarily a result of additional borrowings to complete the Company's leasehold improvements for the new facility and to finance increasing receivables.

Other Income

Other income was greater for the second quarter of fiscal 1998 by $67,000 compared to the same period of fiscal 1997. The increase in other income in the second quarter is due to a tax settlement, which resulted in $292,000 of income. The reason the increase in other income was not higher in the quarter was the loss of rental income as a result of the lease expiration on the Company's building in Acton, Massachusetts in February, 1997 combined with the additional expenses incurred in fiscal 1998 to maintain and prepare the property for sale. Additionally there was a gain from the sale of a stock investment in the second quarter of 1997. Other income for fiscal 1998 was down for the first six months of fiscal 1998 as compared to the same period of fiscal 1997 because of the loss of rental income as explained above.

Provision for Income Taxes

The provision for income taxes increased by approximately $49,000 for the second quarter of fiscal 1998 and decreased by $35,000 for the six months of fiscal 1998 as compared to the same fiscal

1997 periods. The higher income before income taxes caused the increase in the second quarter and the lower income before income taxes over the first six months of fiscal 1998 resulted in a lower income tax expense as compared to the same period of fiscal 1997.


FINANCIAL CONDITION AND LIQUIDITY

As of April 4, 1998, working capital had increased to $11,961,000 from $9,822,000 as of September 27, 1997, principally as a result of the profitability of the Company and reduction in current liabilities.

Changes in the components of working capital are detailed in the Consolidated Statements of Cash Flows.

During the second quarter of fiscal 1998 the Company executed a modification to its credit facility with Bank One, which extended the Company's due date on its revolving line of credit to February 28, 2000 and modified certain restrictive covenants.

The Company's operations used approximately $1,208,000 cash in the first six months of fiscal 1998. The Company expects that revenues from operations, when combined with the Company's available credit facilities, should be sufficient in management's opinion to fund the Company's cash needs for the foreseeable future.

RECENT DEVELOPMENTS

On April 30, 1998, the Company sold certain land and a building in Acton, Massachusetts for approximately $1,200,000. No significant gain or loss was realized on the sale. As of April 4, 1998, the land and buildings are included in other assets.

On May 3, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Electronic Designs, Inc., a Delaware corporation ("EDI") and Bravo Acquisition Subsidiary, Inc., a Delaware corporation and a wholly owned subsidiary of the Company formed for the purpose of entering into the Agreement ("Acquisition Subsidiary"). Pursuant to the Agreement, Acquisition Subsidiary will merge with and into EDI and EDI will be the surviving, wholly owned subsidiary corporation of the Company. Each issued and outstanding share of EDI's common stock, par value $.01 per share, will be converted into the right to receive 1.375 shares of the Company's common stock, stated value $.10 per share (the "Exchange Ratio"). The Company will assume all outstanding options and warrants of EDI, amended to take into account the Exchange Ratio. Pursuant to the Agreement, Hamid Shokrgozar, President and Chief Executive Officer of the Company, will be the president and chief executive officer of the combined company and Don McGuinness, EDI's Chairman and Chief Executive Officer, will be the Chairman of the combined company.

The merger is subject to the approval of the shareholders of each of the Company and EDI, as well as certain regulatory approvals.

PART II   OTHER INFORMATION


ITEM 4

         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of Shareholders was held on February 5, 1998.

(b) At that meeting all of the then current directors were re-elected. The vote was as follows:

-----------------------------------------------------------------------------------------------------
             Name                                       For                        Withhold Authority
-----------------------------------------------------------------------------------------------------
       Thomas K. Lanin                                6,154,793                               132,669
       Steven P. Matteucci                            6,170,693                               116,769
       Dan L. McGurk                                  6,171,088                               116,374
       Thomas M. Reahard                              6,171,193                               116,269
       Edward A. White                                6,160,381                               127,081


(c) At that meeting the shareholders ratified the selection of Coopers & Lybrand L.L.P. as the Company's independent auditors for fiscal 1997. The vote was as follows:

         For        6,196,360
         Against       41,108
         Abstain       49,994


ITEM 6

         EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits.

2. Agreement and Plan of Merger, dated as of May 3, 1998, by and among Bowmar Instrument Corporation, Bravo Acquisition Subsidiary, Inc. and Electronic Designs, Inc. (Previously filed as Exhibit 2 to the Registrant's Form 8-K filed May 6, 1998 and incorporated herein by this reference).

3.1 Amended and Restated Articles of Incorporation. (Previously filed as Exhibit A to the Registrant's definitive Proxy Statement prepared in connection with the 1993 Annual Meeting of Shareholders, which is incorporated herein by this reference.)

3.2 Amended and Restated Code of By-laws, as further amended on July 28, 1995. (The former having been previously filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and the latter having been previously filed as Exhibit 5(a) to the Current Report on Form 8-K dated October 16, 1995, both of which are incorporated herein by this reference.)

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

10.4(h) Fourth Amendment to Credit Agreement, dated as of March 16, 1998 by and between Bowmar Instrument Corporation and Bank One, Arizona, NA.

10.4(i) Promissory Note Modification Agreement dated March 16, 1998 by and between Bowmar Instrument Corporation and Bank One, Arizona NA.

10.4(j) Executive Employment Agreement by and between Hamid Shokrgozar and
        Bowmar Instrument Corporation.

27      Financial Data Schedule.



b. Reports on Form 8-K.

None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




BOWMAR INSTRUMENT CORPORATION

/s/Joseph G. Warren, Jr.
-----------------------------
Joseph G. Warren, Jr.
Vice President Finance
Dated:  May x, 1998