Form 10-Q
period 1998-07-04
BOWMAR INSTRUMENT CORP
filed 1998-08-18
CIK 13606

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     (Mark One)

     /X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  July 4, 1998


                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _________





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

Yes  x   No

At August 6, 1998, 6,674,492 shares of the Registrant's Common Stock, and 119,906 shares of the Registrant's Preferred Stock were outstanding.

                          BOWMAR INSTRUMENT CORPORATION


                                       AND

                                  SUBSIDIARIES



                                      Index



PART I                FINANCIAL INFORMATION...............................................................2-7

       Item 1.        Financial Statements

           Consolidated Balance Sheets (Unaudited)..........................................................2
           July 4, 1998 and September 27, 1997

           Consolidated Statements of Income (Unaudited)....................................................3
           Third quarter and Nine months Ended
           July 4, 1998 and June 28, 1997

           Consolidated Statements of Cash Flows (Unaudited)................................................4
           Nine months Ended July 4, 1998 and
           June 28, 1997

           Notes to Consolidated Financial................................................................5-7
           Statements (Unaudited)

       Item 2.        Management's Discussion and Analysis...............................................7-10
                      of Financial Condition and Results
                      of Operations

       PART II                 OTHER INFORMATION...........................................................11

           Item 5     Other.............................................................................   11

           Item 6.    Exhibits and Reports on Form 8-K.........................................         11-12

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                           (In thousands of dollars)


                                                              July 4, 1998        September 27, 1997
-----------------------------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash                                                         $     88                $ 1,218
    Accounts receivable, less allowance
        for doubtful accounts of $43 and $43                        4,164                  4,476
    Inventories                                                     6,225                  8,158
    Prepaid expenses                                                  423                    539
    Deferred income taxes                                           2,054                  2,782
-----------------------------------------------------------------------------------------------------
    Total Current Assets                                           12,954                 17,173

Property, Plant and Equipment, net                                  2,525                  2,642
Deferred Income Taxes                                                 440                    492
Other Assets, net                                                      99                  1,202
-----------------------------------------------------------------------------------------------------
Total Assets                                                     $ 16,018               $ 21,509

=====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Current portion of long-term debt                               $ 766               $  1,608
    Accounts payable                                                  977                  1,987
    Accrued salaries and benefits                                   1,071                  1,953
    Accrued expenses                                                  463                    503
    Reserve for loss on discontinued operation                          0                  1,300

-----------------------------------------------------------------------------------------------------
    Total Current Liabilities                                       3,277                  7,351

Long-Term Debt                                                      2,774                  4,546
Other Long-Term Liabilities                                           339                    339
-----------------------------------------------------------------------------------------------------
    Total Liabilities                                               6,390                 12,236

-----------------------------------------------------------------------------------------------------
Shareholders' Equity                                                9,628                  9,273

-----------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                       $ 16,018               $ 21,509

=====================================================================================================

See Notes to Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                  (In thousands of dollars, except share data)


=================================================================================================================================
                                                                                        Third Quarter        First Nine Months
                                                                                    -------------------     ---------------------
                                                                                      1998        1997        1998        1997

=================================================================================================================================
Sales                                                                               $ 7,198     $ 6,989     $ 22,996     $ 20,175
Cost of sales                                                                         5,648       4,319       16,076       12,311

----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                                          1,550       2,670        6,920        7,864

----------------------------------------------------------------------------------------------------------------------------------
Expenses:
    Selling, general and administrative                                               1,387       1,836        5,372        5,452
    Product development                                                                 113         175          530          453
    Interest expense                                                                    138         102          442          305
    Merger expense                                                                      504           0          504            0
    Other (income)/expense, net                                                           2          (4)        (158)        (283)
----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                        2,144       2,109        6,690        5,927

----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
    before income taxes                                                                (594)        561          230        1,937
Income tax expense                                                                       65         209          386          760
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                               (659)        352         (156)       1,177

----------------------------------------------------------------------------------------------------------------------------------
Discontinued Operations - Electromechanical segment income on disposition of discontinued operations including reclassification relating to the provision for for future operating losses, net of income
  tax expense of $352, $0, $520, $0                                                     518           0          780            0

----------------------------------------------------------------------------------------------------------------------------------

 Net (loss) income                                                                     (141)        352          624        1,177

----------------------------------------------------------------------------------------------------------------------------------
Earnings per share basic:
  Continuing operations                                                             $ (0.11)    $  0.04     $  (0.06)    $   0.14
  Discontinued operations                                                           $  0.08     $  0.00     $   0.11     $   0.00

----------------------------------------------------------------------------------------------------------------------------------
Net (loss) income per common share-basic:                                           $ (0.03)    $  0.04     $   0.05     $   0.14

==================================================================================================================================


Note 1-Diluted earnings per share is considered to be the same as basic net income per share since the effect of the potentially dilutive convertible preferred stock is currently antidilutive. Additionally, the effect of the other potentially dilutive securities does not cause diluted earnings per share to differ from basic earnings per share.
Note 2-Earnings per share is restated for the quarter and nine months ended June 28, 1997, to reflect the adoption of SFAS 128.
See Notes to Consolidated Financial Statements

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                           (In thousands of dollars)


========================================================================================
                                                                   FIRST NINE MONTHS
                                                                ------------------------
                                                                JULY 4,         JUNE 28,
                                                                 1998             1997
========================================================================================
OPERATING ACTIVITIES:
Net income                                                      $  624           $1,177
Adjustments to reconcile net income
       to net cash provided by operating activities:
    Depreciation and amortization                                  479              394
    Allowance for doubtful accounts                                  0              (58)
    Reserve for excess and obsolete inventory                     (464)              32
    Reserve for loss on discontinued operations                 (1,300)               0
    Deferred income tax expense                                    780              641
    Net changes in balance sheet accounts:
       Accounts receivable                                         312             (230)
       Inventories                                               2,397           (1,054)
       Prepaid expenses                                            116                4
       Accounts payable                                         (1,010)             667
       Accrued salaries & expenses                                (922)            (278)
       Other assets                                               (354)               7
----------------------------------------------------------------------------------------
Net cash provided by operating activities                          658            1,302

----------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                    (362)            (616)
    Proceeds from sale of land and buildings                     1,457                0
----------------------------------------------------------------------------------------
Net cash provided by/(used in) investing activities              1,095             (616)
----------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
    Payments on line of credit                                  (2,129)               0
    Borrowings of long term debt                                 1,207              117
    Retirement of long term debt                                (1,692)            (414)
    Payment of dividends on preferred stock                       (270)            (270)
    Issuance of common stock                                         1              268
    Other                                                            0               (6)
----------------------------------------------------------------------------------------
Net cash used in financing activities                           (2,883)            (305)

----------------------------------------------------------------------------------------
Net change in cash                                              (1,130)             381
Cash at beginning of period                                      1,218              108
----------------------------------------------------------------------------------------
Cash at end of period                                           $   88           $  489
========================================================================================
----------------------------------------------------------------------------------------

                 BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets as of July 4, 1998 and September 27, 1997, the consolidated statements of income for the third quarter and nine months ended July 4, 1998 and June 28, 1997, and the consolidated statements of cash flows for the first nine months ended July 4, 1998 and June 28, 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly such financial statements have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997. The results of operations for the above noted periods ended are not necessarily indicative of the operating results for the full year.

2. INVENTORIES

Inventories consist of the following (in thousands):

------------------------------------------------------------------------------
                                       July 4, 1998        September 27, 1997
------------------------------------------------------------------------------
            Raw Materials                 $1,382                 $3,277
            Work-in-process                4,098                  4,258
            Finished Goods                   745                    623
                                          ------                 ------

                                          $6,225                 $8,158
                                          ======                 ======
------------------------------------------------------------------------------

In the third quarter, the Company recorded an additional $500,000 inventory reserve as a result of the slow moving parts related to the lower than anticipated business in Asia and the continuing slow down in military memory sales.

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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

--------------------------------------------------------------------------------------------------------------------------------
                                                                       THIRD QUARTER ENDED
                                                        FISCAL 1998                                 FISCAL 1997
---------------------------------------------------------------------------------   --------------------------------------------
                                                                           Per                                         Per
                                        Income            Shares          Share        Income          Shares         Share
                                       (Numerator)     (Denominator)     Amount      (Numerator)    (Denominator)     Amount
---------------------------------------------------------------------------------   --------------------------------------------
Earnings from continuing
operations, net of tax                $(659,000)                                      $352,000
Less: preferred stock dividends          90,000                                         90,000
---------------------------------------------------------------------------------   --------------------------------------------
BASIC EPS
Earnings applicable to
Continuing operations,
   net of tax                          (749,000)         6,674,992      $(0.11)        262,000        6,666,910        $0.04
Earnings applicable to
   Discontinued operations,
   net of tax                           518,000          6,674,992       $0.08
---------------------------------------------------------------------------------   --------------------------------------------
Net Earnings                           (231,000)                        ($0.03)        262,000                         $0.04

EFFECT OF DILUTIVE
SECURITIES
Common stock options                                        34,116                                       45,771
---------------------------------------------------------------------------------   --------------------------------------------
Earnings from continuing
   operations available
   to common stockholders             $(231,000)         6,709,108      ($0.03)        $262,00        6,712,681        $0.04
---------------------------------------------------------------------------------   --------------------------------------------


--------------------------------------------------------------------------------------------------------------------------------
                                                                          FIRST NINE MONTHS
                                                        FISCAL 1998                                 FISCAL 1997
---------------------------------------------------------------------------------   --------------------------------------------
                                                                           Per                                         Per
                                        Income            Shares          Share        Income          Shares         Share
                                       (Numerator)     (Denominator)     Amount      (Numerator)    (Denominator)     Amount
---------------------------------------------------------------------------------   --------------------------------------------
Earnings from continuing
   operations, net of tax             $(156,000)                                     $1,177,000
Less: preferred stock dividends         270,000                                         270,000
---------------------------------------------------------------------------------   --------------------------------------------
BASIC EPS
Earnings applicable to
   continuing operations,
    net of tax                         (426,000)         6,674,656       ($0.06)        907,000       6,629,532         $0.14
Earnings applicable to
discontinued operations,
    net of tax                          780,000          6,674,656        $0.11
---------------------------------------------------------------------------------   --------------------------------------------
Net Earnings                            354,000                           $0.05         907,000                         $0.14

EFFECT OF DILUTIVE SECURITIES
Common stock options                                        66,119                                        9,389
---------------------------------------------------------------------------------   --------------------------------------------
Earnings from continuing
   operations available
   to common stockholders              $354,000          6,740,775        $0.05        $907,000       6,638,921         $0.14
---------------------------------------------------------------------------------   --------------------------------------------

The convertible preferred stock, which was convertible to 1,598,346 common shares on July 4, 1998 and on June 28, 1997, which could potentially dilute basic EPS in the future was not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Options to purchase 97,000 and 86,000 shares of common stock at prices ranging from $2.06 to $3.56 per share and $2.19 to $3.56, respectively, were outstanding during the third quarter and nine months of 1998, respectively, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares. These options expire at various times through February, 2008.

4. DISCONTINUED OPERATIONS

In December, 1997 the Board of Directors decided to sell its Technologies division. As a result of this decision, the Company recorded in the fourth quarter of fiscal 1997 a reserve of $1,300,000 for estimated future losses related to the division.

On May 3, 1998, the Company reached a definitive agreement to merge with Electronic Designs, Inc. Under the terms of the agreement, each share of EDI's common stock will be exchanged for 1.375 shares of Bowmar common stock. One division of EDI manufactures active matrix liquid crystals displays (AMLCD). Subsequent to the execution of the merger agreement, the Bowmar Board concluded there were potential synergies between the Technologies division and EDI's AMLCD business. In addition, the Bowmar Board determined that it was beneficial to account for the pending EDI merger as a pooling of interest. Accordingly, the Bowmar Board reversed its prior decision to divest the Technologies division. During the third quarter of fiscal 1998 income of approximately $518,000, after tax was recognized based on the reversal of the remaining reserve for future losses related to the disposal of the Technologies division.


ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters discussed here contain forward-looking statements. The words "believe", "expect" and "anticipate" identify forward-looking statements which speak only as of the date the statement is made. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control. Potential risks and uncertainties include but are not limited to such factors as the demand for the Company's products, the instability of the Asian markets, the ability of the Company to penetrate successfully the commercial market for microelectronic products, demand for microelectronic products generally, industry competitiveness, reductions in price and other risks of doing business generally. In addition, there is no assurance that the Company will successfully complete the EDI merger and integrate EDI's operations with Bowmar's. The failure to consummate the merger could have a material adverse effect on the Company. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire or prove to be accurate. Actual results may differ materially from those in the forward-looking statements.

INTRODUCTION

As previously disclosed, in December, 1997, the Bowmar Board determined to implement a series of actions expected to strategically reposition Bowmar, reduce corporate overhead and realign management. First, the Bowmar Board determined to close Bowmar's corporate headquarters in Phoenix, Arizona which was accomplished by the end of January, 1998. Bowmar now operates exclusively out of the White Microelectronics division facility also located in Phoenix, Arizona. Second, effective January 2, 1998, Bowmar's President and Chief Executive Officer, Thomas K. Lanin, submitted his resignation, and the

Bowmar Board appointed Hamid Shokrgozar, the White Microelectronics division's president, as President and CEO of Bowmar. Finally, the Bowmar Board made a decision to sell the Technologies division. A $1.3 million reserve for anticipated losses and the cost of disposition of the Technologies division was recorded in fiscal 1997. In addition, in the first quarter of 1998, Bowmar expensed approximately $400,000 associated with the closing of the corporate office and related severance payments.

Also, as previously disclosed, on May 3, 1998 the Company entered into a merger agreement with Electronic Designs, Inc. ("EDI"). Pursuant to the merger agreement, each issued and outstanding share of EDI's common stock will be converted into the right to receive 1.375 shares of the Company's common stock. The Company will assume all outstanding options and warrants of EDI, amended to take into account the exchange ratio of 1.375. The merger is subject to the approval of the shareholders of each of the Company and EDI, as well as certain regulatory approvals.

Subsequent to the execution of the merger agreement, the parties considered the possibility of accounting for the merger as a pooling of interests. At the same time, the Bowmar Board considered whether there were potential synergies between EDI's active matrix liquid crystal display (AMLCD) business and the business of the Technologies division. The Bowmar Board concluded that there were such synergies and that to account for the merger as a pooling of interests the divestiture of the Technologies division should be reversed. Accordingly, the Company and EDI amended the merger agreement to facilitate a pooling of interest accounting treatment and on June 1, 1998, the Bowmar Board reversed the decision to divest the Technologies division. As required by EITF 90-16, Bowmar's historical financial information has been reclassified to reflect the results of the Technologies division in continuing operations.

RESULTS OF OPERATION

Net Sales

Sales for the third quarter of Fiscal 1998 were $7,198,000 compared to prior year sales for the third quarter of $6,989,000. Sales for the first nine months of fiscal 1998 were $22,996,000 compared to $20,175,000 in the same period of the prior year.

Sales in the microelectronic segment for the third quarter of fiscal 1998 decreased by approximately $918,000 versus the same period in fiscal 1997. Sales for the first nine months of fiscal 1998 were up by approximately $162,000 versus the same period in fiscal 1997. Sales for the third quarter of 1998 were adversely affected as a result of a general downturn in the industry as a whole.

Sales in the electromechanical segment for the third quarter of fiscal 1998 were $1,127,000 higher versus the same period in fiscal 1997. Sales for the first nine months of fiscal 1997 were up by approximately $2,659,000 versus the same period in fiscal 1997. The increase in sales for the electromechanical segment resulted principally from additional sales of new interface products.

The Company experienced a decline in bookings in the third quarter. Management believes this is a result of the current Asian economic situation and the continuing decline in military business. The Company believes that the continuing decline and shift in military spending will have an adverse effect on the Company's overall results. To address this, the Company is more aggressively pursuing commercial business while emphasizing niche military markets where it has a competitive advantage.

Gross Margin

Gross margins for the third quarter of fiscal 1998 decreased by $1,120,000 compared to the same period of fiscal 1997. Gross margins for the first nine months of fiscal 1998 decreased by $944,000 from the same period in fiscal 1997. The decreases are mainly due to the Company's $500,000 increase in the inventory reserve in the microelectronics segment this quarter because of slow moving parts related to the lower than anticipated business in Asia and the continuing slow down in military memory sales. Electromechanical sales were a greater percentage of the total sales for the first nine months of fiscal 1998 as compared to the previous year. Because electromechanical margins are lower than the microelectronics margins, the overall margins decreased.

Additionally, microelectronics margins were down as a result of increased competition in the market place putting downward pressure on memory chip pricing and lowering the Company's average sales price. The electromechanical margins were lower for the quarter and nine months because of production problems associated with the introduction of new products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of fiscal 1998 decreased $449,000 versus the same period in fiscal 1997. The decrease was a result of the closing of the corporate office at the end of the 1998 first quarter, and lower sales cost for the electromechanical segment as a result of a reduction in expenses associated with the sales department. Selling expenses for the quarter as compared to the same quarter in the prior year were lower for the microelectronics division because of lower commissions as a result of the decline in sales. For the first nine months of fiscal 1998 there was a decrease of $80,000 in expenses as compared to the same period in fiscal 1997. The savings in the third quarter were offset by the $400,000 charge taken in the first quarter of 1998 for the reduction and relocation of the Company's corporate headquarters.

Product Development Expenses

Product development expenses for the third quarter of fiscal 1998 were approximately $62,000 lower than the same period of fiscal 1997, but were $77,000 higher for the first nine months of fiscal 1998 as compared to the same period of fiscal 1997. The decrease in the third quarter was due to a microprocessor development project in the microelectronics division in the third quarter of fiscal 1997 which was not in process during the same period of fiscal 1998. The overall increase as compared to the prior year for the first nine-months was the result of a heavy emphasis on commercial product development at the microelectronics division during the first six months of fiscal 1998.

Interest Expense

Interest expense for the third quarter and the first nine months in fiscal 1998 increased by $36,000 and $137,000, respectively, as compared to the same periods of fiscal 1997. The increase is primarily a result of additional borrowings to finance the Company's leasehold improvements for the microelectronics facility and financing higher receivables which occurred in the first six months of 1998.

Merger Expense

The Company expensed $504,000 for costs relating to the pending EDI merger, primarily representing financial, legal and accounting service expenses. The Company expects similar expenses in the fourth quarter of 1998 in connection with the EDI merger.

Other Income

Other income for fiscal 1998 was $125,000 lower for the first nine months as compared to the same period of fiscal 1997. The decline is due to the loss of rental income as a result of the lease expiration on the Company's former building in Acton, Massachusetts in February, 1997 combined with the additional expenses incurred in fiscal 1998 to maintain and prepare the property for sale. Additionally there was a gain from the sale of a stock investment in the third quarter of 1997. The decline was partially offset by a tax settlement in fiscal 1998 that resulted in income of $292,000.

Provision for Income Taxes

The income tax expense from continuing operations for the third quarter and first nine months of fiscal 1998 decreased by approximately $144,000 and $374,000, respectively, as compared to the same fiscal 1997 periods. The lower income before income taxes caused the decrease in the third quarter and the first nine months of fiscal 1998. The decrease was not as large as would have been anticipated because of the merger expenses. Most of these expenses are not deductible for taxes. As a result, the effective tax rate for the year increased significantly as compared to fiscal 1997.

FINANCIAL CONDITION AND LIQUIDITY

As of July 4, 1998, working capital had decreased to $9,677,000 from $9,822,000 as of September 27, 1997, principally as a result of the decrease in inventories. However, this was largely offset by an approximate 4,000,000 reduction in current liabilities.

Long term debt has declined $1,772,000 since the beginning of the fiscal year primarily as a result of proceeds from the sale of the building in Massachusetts which were used to retire long term debt. The current portion of long term debt declined primarily as a result of the Company's decision to reduce their cash balances.

Changes in the components of working capital are detailed in the Consolidated Statements of Cash Flows.

The Company's operations provided approximately $658,000 cash in the first nine months of fiscal 1998. The Company expects that revenues from operations, when combined with the Company's available credit facilities, should be sufficient to fund the Company's cash needs for the foreseeable future.

On April 30, 1998, the Company sold certain land and a building in Acton, Massachusetts for approximately $1,200,000. No additional gain or loss was realized on the sale. The proceeds were used to retire the Industrial Revenue Bonds and repay $950,000 of the Bank One term loan.

Year 2000

Many computer systems experience problems handling dates beyond the year 1999. Many existing computer programs only use two digits to identify a year in the date field. Such systems and programs must be modified or replaced prior to January 1, 2000 in order to remain functional. The Company has undertaken a company-wide review of its Year 2000 exposure. The Company has surveyed its supporting systems and has implemented a plan to make its systems Year 2000 compliant by March 1999. All Bowmar products are now Year 2000 compliant. The Company also has been in contact with its major suppliers and vendors, each of which is either year 2000 complaint or is completing system upgrades to become compliant. The Company is currently responding to customer inquiries with respect to the Year 2000 issue. If modifications and conversions to address the Year 2000 issue are not completed on a timely basis or are not fully effective, the Year 2000 problem may have a material adverse effect on the Company. The Company expects to implement successfully the systems and programming changes necessary to address the Year 2000 issue and does not believe the cost of such actions will have a material adverse effect on the Company, its results of operations or financial conditions.

PART II OTHER INFORMATION

ITEM 5

         Other

A stockholder of the company who wishes to submit a stockholder proposal pursuant to SEC Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, for presentation to the Company's 1999 Annual Meeting of Stockholders must submit the proposal to the Company at its principal office not later than September 1, 1998 for inclusion, if appropriate, in the Company's proxy statement and form of proxy relating to such meeting. A Company stockholder who wishes to submit a proposal other than pursuant to Rule 14a-8 must do so by November 16, 1998 in order to be timely for purposes of Rule 14a-8.

ITEM 6

         EXHIBITS AND REPORTS ON FORM 8-K


a.       Exhibits.

2. Agreement and Plan of Merger, dated as of May 3, 1998, by and among Bowmar Instrument Corporation, Bravo Acquisition
         Subsidiary, Inc. and Electronic Designs, Inc. ("Merger
         Agreement"). (Previously filed as Exhibit 2 to the Registrant's Form 8-K filed May 6, 1998 and incorporated herein by this reference).

2.1 Amendment to Merger Agreement dated June 10, 1998. (Previously filed as exhibit 2.1A to the Registrant's form S-4 filed June 11, 1998, and incorporated herein by this reference).

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

10.4.1 Executive Employment Agreement by and between Hamid Shokrgozar and Bowmar Instrument Corporation. (Previously filed as Exhibit 10.3 to the Registrant's Amendment No. 1 to Form S-4 filed July 27, 1998 and incorporated herein by reference.)

10.4.2 Executive Employment Agreement by and between Joseph G. Warren, Jr. and Bowmar Instrument Corporation. (Previously filed as Exhibit 10.4 to the Registrant's Amendment No. 1 to Form S-4 filed July 27, 1998 and incorporated herein by reference.)

27       Financial Data Schedule.


b.       Reports on Form 8-K.

The Company filed a Form 8-K on May 6, 1998, reporting that on May 3, 1998, the Company, Electronic Designs, Inc., and the Company's wholly owned subsidiary, Bravo Acquisition Subsidiary, entered into an Agreement and Plan of Merger.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BOWMAR INSTRUMENT CORPORATION


/s/Joseph G. Warren, Jr.
-----------------------------
Joseph G. Warren, Jr.
Vice President Finance
Dated:  August 14, 1998