Form 10-K
period 1998-10-03
WHITE ELECTRONIC DESIGNS CORP
filed 1998-12-24
CIK 13606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

- ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended:    October 3, 1998
                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to

                          Commission File Number 1-4817
                      WHITE ELECTRONIC DESIGNS CORPORATION
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

    Registrant's telephone number, including area code:       602/437-1520
           Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE
      Common Stock, without par value                     ON WHICH REGISTERED
       (stated value $.10 per share)                     American Stock Exchange

       $3.00 Senior Voting Cumulative                    American Stock Exchange
        Convertible Preferred Stock
        (par value $1.00 per share)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.[X]

As of December 15, 1998, the aggregate market value of the Registrant's Common Stock and Preferred Stock held by non-affiliates (based upon the closing price of the shares on the American Stock Exchange on December 15, 1998) was approximately $18,900,000.

On December 15, 1998, 15,789,010 shares of the Registrant's Common Stock and 119,906 shares of the Registrant's Preferred Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of Shareholders are incorporated by reference into PART III of this Annual Report.

                                TABLE OF CONTENTS
                                                                            Page
                                     PART I
ITEM 1   BUSINESS

         Forward Looking Statements and Associated Risks.....................  1
         General.............................................................  1
         Microelectronic Circuits and Components.............................  1
         Microelectronic Segment Review......................................  2
         Display, Electromechanical and Mechanical Equipment and Components..  3
         Display and Electromechanical Segment Review........................  3
         Principal Customers.................................................  4
         Research, Engineering and Development...............................  4
         Regulatory Matters..................................................  4
         Employees...........................................................  5
         Risk Factors........................................................  5


ITEM 2   PROPERTIES..........................................................  9

ITEM 3   LEGAL PROCEEDINGS...................................................  9

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................  9

         EXECUTIVE OFFICERS OF THE COMPANY...................................  9

                                     PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
             RELATED SHAREHOLDER MATTERS..................................... 10

ITEM 6   SELECTED FINANCIAL DATA ............................................ 11

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS............................. 12

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................... 15

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE............................. 15

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  ................ 16

ITEM 11  EXECUTIVE COMPENSATION.............................................. 16

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT......................................................... 16

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  .................... 16

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K......................................................... 16

ITEM 15  SIGNATURES.......................................................... 21

                                     PART I


ITEM 1   BUSINESS

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain matters discussed in this document contain forward-looking statements. The words "believe," "expect" and "anticipate" identify forward-looking statements that speak only as of the date the statement is made. These forward-looking statements are based largely on Management's expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control. Potential risks and uncertainties include those set forth in the section titled "Risk Factors", below. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this document will prove to be accurate. Actual results may differ materially from those in the forward-looking statements.

GENERAL

White Electronic Designs Corporation, formerly Bowmar Instrument Corporation ("the Company"), is an Indiana corporation organized in 1951. On October 26, 1998, after the close of the Company's fiscal year, the Company completed a merger between its wholly owned subsidiary and Electronic Designs, Inc. ("EDI"), pursuant to which EDI became a wholly owned subsidiary of the Company. In connection with the merger, the Company's name was changed from Bowmar Instrument Corporation to "White Electronic Designs Corporation." The financial information included in this Form 10-K, is that of Bowmar Instrument Corporation only because the merger was not completed until after the close of the fiscal year.

The Company's principal business is the design, manufacture and sale of microelectronic and semiconductor memory products for commercial, industrial and military markets. The Company also manufactures and sells electromechanical and mechanical equipment and components including electromechanical display devices, components and packages and turnkey interface systems.

EDI is a Delaware corporation, originally organized in California in 1984. EDI designs, manufactures and markets high performance memory solutions and Active Matrix Liquid Crystal Displays ("AMLCD") for original equipment manufacturers ("OEM") in the global commercial, industrial and military markets.

The Company's principal executive offices are located at 3601 E. University Drive, Phoenix, Arizona 85034, 602/437-1520. The principal offices of EDI are located at One Research Drive, Westborough, Massachusetts 01581, 508/366-5151.

MICROELECTRONIC CIRCUITS AND COMPONENTS

The products designed, manufactured and sold by the Company in its microelectronic division include high density, solid state memory products and microprocessor circuits in both monolithic and modular form (multichip modules) for use in commercial, industrial and military markets in U.S. and abroad.

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

                                Multichip Modules

The Company designs and manufactures highly reliable, compact multichip modules (MCM's). Multichip modules are used as components in a broad spectrum of electronic devices where circuit reliability and size reduction is important. A multichip module is a packaging technique that places several semiconductor chips, interconnected with a high density substrate, into a compact package. These can be designed to perform a wide variety of electronic functions, such as amplifiers, regulators, switches, data converters, oscillators and decoders. They are sold to serving principally the military market, as well as the aerospace, medical and high temperature markets.

MICROELECTRONIC SEGMENT REVIEW

The products designed, manufactured, and sold by the Company in its microelectronic segment are sold to private industry and to the United States and foreign governments both through the Company's sales personnel and independent sales representatives and distributors. In a time of strong demand for memory and microprocessor products, as at present, sources of supply of IC (integrated circuit) die and other components may be constrained and subject to shortages. A multichip module manufacturer's ability to compete is heavily dependent on its ability to maintain access to steady sources of supply. To address these needs, the Company has maintained strong relationships with leading semiconductor fabricators in the United States and the Far East. The Company has no specific long-term contractual arrangement with its vendors. None of the business of the microelectronic segment is seasonal. The Company does not provide extended payment terms to its customers. Products in the microelectronic segment are sold under a standard one year warranty and may be returned for repair or replacement during the warranty period.

The backlog for products was approximately $6,877,000 and $10,967,000, at the end of fiscal years 1998 and 1997, respectively. Approximately 93% of the segment's fiscal 1997 backlog was shipped during fiscal 1998. Approximately 79% of the fiscal 1998 year-end backlog is expected to be shipped during fiscal 1999. The backlog after fiscal 1999 is a result of customer requirements not capacity restraints.

The principal competition of the Company in the commercial market for the microelectronic segment are companies which are larger than the Company, have substantially greater financial, technical, marketing, distribution and other resources and have a much greater presence in the overall market. These companies manufacture memory products in monolithic form and supply modules which incorporate these devices in products that compete with the products of the Company. The Company, on the other hand, generally purchases memory devices from third parties and competes based on the value that it adds to the memory devices. The Company competes in this market on the basis of many factors, including access to advanced semiconductor products at competitive prices, successful and timely product introduction, design capability, lead times, quality, product specification, pricing and customer service.

There are few competitors for the military memory market business of the Company. Companies compete for this business on the basis of many factors, including cost and quality systems (which allow for compliance with U.S. and foreign military standards), longer term access to advanced semiconductor products in die and wafer form, successful and timely product introduction, inclusion of products on standard military drawings, design capabilities, lead times, product specification, pricing and customer service. The Company has recently experienced increased price competition for the memory business. Some competitors in the industry have competed for and won contracts bidding at or below cost. There can be no assurance that such price competition will not continue or that the Company can compete successfully based on price alone.

DISPLAY, ELECTROMECHANICAL AND MECHANICAL EQUIPMENT AND COMPONENTS

The products designed, manufactured and sold by the Company in its electromechanical segment include electromechanical components and packages, electromechanical display devices, electronic display devices, interface systems including keyboards and related sub-systems. The Company has determined to combine the operations of its Technologies Division with EDI's Product Display Division. The combined operations will focus on providing a greater number of components to our customers.

                                Display Products

The Company now designs and manufactures at EDI AMLCDs of 5.0", 5.5", 6.4" and 10.4" diagonal panels in display head, monitor and computer system formats. These displays offer significant advantages over other commercially available displays. Significant features include sunlight readability and ruggedized construction for operating temperatures from -35 to +85 degrees Celsius. The Company intends to develop its display product segment by offering a broad range of products based on different sized AMLCD panels, developing a personal computer ("PC") technology based computer system which will incorporate such displays, as well as developing advanced display driver electronics. As with any new products, there is no assurance that the display products developed (or to be developed) will be commercially acceptable or profitable.

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

                        Electromechanical Display Devices

The Company also produces digital displays, which permit a more accurate readout of information than is feasible with analog meters. These include display devices, which respond electromagnetically to electronic input signals, thus eliminating mechanical transmission delays. These products are sold primarily to aircraft instrument manufacturers.

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

DISPLAY AND ELECTROMECHANICAL SEGMENT REVIEW

The customers for the products of the display and electromechanical segment include OEMs, primarily in the aerospace industry, and agencies of the U.S. Government. The materials, products and services used by the Company to manufacture its products in this segment are readily available from a variety of sources. None of the business of the display and electromechanical segment is seasonal.

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

The electromechanical segment backlog was approximately $5,740,000 and $6,049,000, at the end of fiscal years 1998 and 1997, respectively. Approximately 87% of this segment's 1997 backlog was shipped during fiscal 1998. Approximately 63% of the fiscal 1998 year-end backlog is expected to be shipped during fiscal 1999. The backlog after 1999 is a result of customer requirements not capacity restraints.

The principal basis of competition among display suppliers are display performance (e.g., brightness, color capabilities, contrast and viewing angle), size and weight, design flexibility, power usage, durability and ruggedness. While the primary competition for the AMLCD is currently cathode ray tube displays, the Company's products compete with other flat panel displays including gas plasma and electroluminescent displays. The Company believes that price, product reliability and the ability to meet delivery schedules are key competitive factors. The Company competes with numerous other companies in the display and electromechanical segment, many of which have greater financial resources, larger technical and marketing resources and in some instances more advanced technology products than those of the Company.

PRINCIPAL CUSTOMERS

In fiscal 1998 no single customer sales accounted for 10% of the Company's sales. The majority of the Company's sales are made to the U.S. Government or to U.S. Government prime contractors. These contracts can be for relatively large dollar amounts, sometimes calling for deliveries over more than one year. The award of new contracts or the expiration of old contracts could have a significant short-term impact on sales and operating results.

RESEARCH, ENGINEERING AND DEVELOPMENT

Current research and product development activities are directed primarily toward the improvement of existing standard products while some projects are focused on the development of new products or processes. The Company devotes minimal resources to pure research and development, but emphasizes the application of its engineering expertise to the development and refinement of proprietary products or technologies. Expenditures by the Company on research and product development for fiscal years 1998, 1997 and 1996 amounted to approximately $628,000, $610,000, and $580,000. Research and product development efforts are principally conducted by the Company utilizing its engineering staff.

REGULATORY MATTERS

                        Government Contracting Regulation

Most of the Company's business in fiscal 1998 was derived from subcontracts with prime contractors of the U.S. Government. As a U.S. Government subcontractor, the Company is subject to Federal Government contracting regulation. Under these regulations, the U.S. Government is entitled for three years after final payment on certain negotiated contracts or contract modifications to examine all of the Company's cost records with respect to such contracts to determine whether the Company furnished complete, accurate and current cost or pricing data to the Government in connection with the negotiation of the price of the contract or modification. The U.S. Government also has the right after final payment to seek a downward adjustment to the price of a contract or modification if it determines that the contractor failed to disclose complete, accurate and current data. Historically the Company has not experienced significant downward adjustments.

In addition, the Federal Acquisition Regulations govern the allowability of costs incurred by the Company in the performance of U.S. Government contracts to the extent that such costs are included in its proposals or are allocated to its U.S. Government contracts during performance of those contracts.

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

In connection with the Company's U.S. Government business, the Company also is subject to Government investigations of its policies, procedures and internal controls for compliance with procurement regulations and applicable laws. The Company may be subject to downward contract price adjustments, refund obligations or civil and criminal penalties. In certain circumstances in which a contractor has not complied with the terms of a contract or with regulations or statutes, the contractor might be debarred or suspended from obtaining future contracts for a specified period of time. Any such suspension or debarment of the Company would have a material adverse effect on the Company's business.

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

EMPLOYEES

As of the end of the fiscal year, the Company employed 160 persons. Of such employees, 76 were employed in the microelectronic segment, 86 in the electromechanical segment. A total of 58 of the Company's employees in the electromechanical segment were employed pursuant to collective bargaining agreements covering workers at the Company's Technologies Division in Fort Wayne, Indiana. This agreement which expired on November 15, 1998 was renewed for another three year term. The Company believes its labor relations are satisfactory.

After the completion of the merger, the Company now has approximately 256 employees.

RISK FACTORS

POST-MERGER INTEGRATION

Achieving the benefits of the merger with EDI will depend in part upon the integration of the businesses of Bowmar and EDI in an efficient manner, and there can be no assurance that this will occur. The successful combination of companies in a rapidly changing high technology industry may be more difficult to accomplish than in other industries. The combination of the two companies will require, among other things, integration of the companies' respective product offerings and coordination of their sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations and addressing possible differences in corporate cultures and management philosophies. The transition to a combined company will require substantial attention from management. The diversion of management attention and any difficulties encountered in the transition process could have an adverse effect on the revenues and operating results of the Company. In addition, the process of combining the two organizations could cause the interruption of, or a disruption in, the activities of any or all of the companies' businesses, which could have a material adverse effect on their combined operations. There can be no assurance that the Company will realize any of the anticipated benefits of the merger.

OPERATING RESULTS

Gross Margins. The Company's gross margins may vary in the future as a result of declining selling prices. The Company has recently experienced some reductions in gross margins of its memory products as a result of lower selling prices necessitated by intense competition for the military memory business. See "Dependence on Defense Industries." In addition, the selling prices of the Company's existing products are generally expected to decline over time. In particular, sales of commercial memory products toward the end of a product's life cycle are typically characterized by steep declines in sales and pricing, the precise timing of which may be difficult to predict. The Company could experience unexpected reductions in sales of products as customers anticipate new product purchases. See "Risk of Technology Change and Development of New Products." These factors could give rise to obsolete or excess inventory. To the extent that the Company is unsuccessful in managing product transitions, its business, financial condition and results of operations could be materially adversely affected.

The Company expects it will continue to experience pressure on gross margins in the foreseeable future. The Company's ability to maintain or increase net revenue will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices.

Capital Expenditures, Research and Development and Other Costs. The need for continued significant expenditures for capital equipment purchases, research and development and ongoing customer service and support, among other factors, will make it difficult for the Company to reduce its operating expenses in a particular period if the Company's net sales for a period are not met because a substantial component of the operating expenses are fixed costs. Accordingly, there can be no assurance that the Company will be able to be profitable or that it will not sustain losses in future periods. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such an event, the price of the Company Common Stock may be materially adversely affected.

Semiconductor Business. In connection with the Company's semiconductor memory business and flat panel display operations, a wide array of factors could cause the Company's results of operations and gross margins to fluctuate in the future from period to period. The primary factors that might affect the Company's results of operations in this regard include the cyclicability of the semiconductor market; any loss of a principal customer or any short term loss of a customer due to product inventory accumulation by the customer; any inability to procure required components; any adverse changes in the mix of products sold by the Company; and the recent and current downturn of the semiconductor market which could cause a decline in selling unit prices, diminished inventory value, and less demand for commercial memory products as customers restrict inventory levels. See "Downturn of Semiconductor Industry."

Reduction in Inventory Values. Reduction in value of the Company's inventories due to unexpected price declines, as has occurred in the past in connection with a softening of the semiconductor industry, could adversely affect the Company's results of operations. Such declines in inventory valuation have had an adverse effect on EDI's financial condition and results of operations in the past and could have an adverse effect on the Company's financial condition and results of operations in future periods.

DEPENDENCE ON DEFENSE INDUSTRIES

Current contracts of the Company with defense related companies and revenues generated therefrom in the aggregate account for a material portion of the Company's overall revenues. The defense contracts tend to require memory products to be manufactured as compliant to military specifications. Military capital expenditure levels have been declining for some years now and depend on factors that are outside the control of the Company. In addition, the U.S. defense industry has been moving toward the purchase of COTS products rather than those manufactured as compliant to specified military standards. In fiscal 1998, military related sales accounted for approximately 95% of the Company's overall sales. Changes in military spending and the shift in military demand for avionic-microelectronics and COTS products have had an adverse effect on the sales and profit of the Company. Continued reductions in military spending could adversely affect the sales and profits of the Company.

DEPENDENCE ON INTERNATIONAL SALES AND PURCHASES

The Company anticipates that international sales will continue to account for a significant portion of the Company's net sales. In addition, the majority of the components used by the Company in connection with products for military applications are acquired from foreign manufacturers worldwide, particularly countries located in Southeast Asia. As a result, a significant portion of the Company's sales and purchases are subject to the risks of international business, including fluctuations in foreign currencies, especially Asian markets, trade disputes, changes in regulatory requirements, tariffs and other barriers, the possibility of quotas, duties, taxes or other changes or restrictions upon the importation or exportation of the products being implemented by the United States, timing and availability of export licenses and the general economies of these countries in which the Company transact business. Foreign suppliers of semiconductor related materials are regularly threatened with, or involved in, pending trade disputes and sanctions which, if realized, could materially adversely effect the Company by closing off critical sources of supply for the raw materials used to produce its products. Bookings of the Company are currently below prior years' bookings, largely because of the current Asian economic crisis, which the Company expects will continue through calendar year 1999.

DOWNTURN OF SEMICONDUCTOR INDUSTRY

The semiconductor industry has historically been characterized by wide fluctuations in product supply and demand. The industry is currently in the third year of a significant downturns. The adverse effect of a continued downturn could be significant for the Company.

Certain developments over the last several years and trends, including price erosion in semiconductor memories and the decline of the book to bill ratio to below parity, have created considerable uncertainty for the Company with respect to anticipated demand for integrated circuits in the near future. These developments have resulted in declines in the average selling prices of some of the Company's memory products and increased availability of most memory devices which the Company purchases for incorporation in its products. The increased availability of memory devices has caused an increase in competition and allowed shorter lead times to Company customers. As a result of the increased availability of commercial memory products, there can be no assurance that new competitors will not enter the Company's markets, or that existing competitors, particularly those who manufacture their own semiconductor devices, will not cause the selling prices of some of the Company products to decline to a level at which the Company cannot economically compete. See "Operating Results." Any such market developments could have a material adverse effect on the Company semiconductor packaging business.

ABSENCE OF CONTRACTUALLY ASSURED SOURCES OF SUPPLY/GENERAL LIMITATIONS ON SUPPLY

The most significant raw materials that the Company purchases in its operations are memory devices in wafer, die and component forms and AMLCD panels. In a time of strong demand for memory integrated circuits and other products, sources of supply of wafers, die and other components may be constrained and subject to shortages, and the ability of the Company to compete is heavily dependent on its ability to maintain access to steady sources of supply. The Company does not have specific long-term contractual arrangements with its vendors, although it believes it has good relationships with its vendors. No assurance can be given that existing access to the current sources of supply of the Company may not be impaired in the future. Any such impairment could have a material adverse effect on the Company.

RISKS OF TECHNOLOGY CHANGE AND DEVELOPMENT OF NEW PRODUCTS

The Company's future results of operations will be dependent upon its ability to improve and market its existing products and to develop, manufacture and market new products. There can be no assurance that the Company will be able to continue to improve and market its existing products or develop and market new products, or that technological developments will not cause the Company's products or technology to become obsolete or noncompetitive.

EDI's display products have been developed exclusively based on AMLCD products procured from Sharp Electronics Corporation ("Sharp"). Competitors in the flat panel display business are investing substantial resources in the development and manufacture of flat panel displays using a number of alternative technologies. In the event these efforts result in the development of products that offer significant advantages over Sharp's and the Company's products, and the Company is unable to improve its technology or develop or acquire alternative technology that is more competitive, the Company's business and results of operations will be adversely affected.

VOLATILE MARKET PRICE FOR COMPANY STOCK

The market price for the Company's Common Stock is subject to fluctuations in response to a number of factors, including variations in the Company's quarterly operating results, perceptions about market conditions in the microelectronics industry and the effect of general economic conditions, many of which are unrelated to the Company's operating performance. In addition, the stock market generally has experienced significant price and volume fluctuations. These market fluctuations could have a material adverse effect on the market price or liquidity of the Company's Common Stock.

ENVIRONMENTAL REGULATIONS

The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Increasing public attention has been focused on the environmental impact of microelectronic manufacturing operations. While the use of toxic, volatile or otherwise hazardous substances by the Company is small, there can be no assurance that changes in environmental regulations will not impose the need for additional capital equipment or other requirements. Any failure by the Company to control the use of, or to adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on the Company's business, financial conditions and results of operations.

ITEM 2   PROPERTIES

The Company leases a facility under an operating lease in Phoenix, Arizona consisting of approximately 53,000 square feet. The facility is used as the Company's corporate offices and for all manufacturing of the microelectronic segment. In addition, the Company owns a facility in Ft. Wayne, Indiana consisting of a building with approximately 75,000 square feet of space used for the manufacture of electromechanical and mechanical equipment and components, plus approximately ten acres of vacant land adjacent to the building. All of the Company's property is security for the Company's line of credit and term loans with Bank One. Management considers these properties to be well maintained and adequate for their use. The 80,000 square foot building in Acton, Massachusetts was sold in April 1998.

In connection with the Company's merger with EDI, the Company acquired through EDI an operating lease at One Research Drive, Westborough, Massachusetts, the former EDI headquarters. The lease is for a 33,000 square foot facility used for the manufacture of commercial memory and display products and will expire in 2003. The Company also acquired the lease, which will expire in 2004, for EDI's London sales office.


ITEM 3   LEGAL PROCEEDINGS

On April 25, 1996, the U.S. Attorney's Office for the State of Arizona undertook an investigation of certain aspects of White Microelectronics contracts with prime contractors with the Government. The investigation centered on the interpretation of certain Government contract specified testing requirements on incoming material. The Company is cooperating fully with the investigation. On March 13, 1998, the Company was notified by the U.S. Attorney's Office for the State of Arizona that is has closed its criminal investigation of White Microelectronics and is seeking authority to disclose the substance of its investigation to the Civil Section of the U.S. Attorney's Office so that the Civil Section can determine whether there is sufficient basis for initiating a civil proceeding against White Microelectronics.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


EXECUTIVE OFFICERS OF THE COMPANY

The names, ages, positions and business experience of all of the executive officers of the Company are listed below. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Shareholders and serve until the next annual election or until their successors have been elected and qualified or as otherwise provided in the Company's By-Laws.

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

Name, Age & Position                        Business Experience During the Past Five Years
--------------------                        ----------------------------------------------

Hamid R. Shokrgozar, 38                     Appointed President and Chief Executive Officer of the Company on
President and Chief Executive Officer       January 3, 1998. Served as President of White Microelectronics
                                            since 1993.  Served as Vice President Engineering with White
                                            Microelectronics from 1988 to 1993. Elected as a Director of the
                                            Company in February 1998.  Mr. Shokrgozar also served as Vice
                                            Chairman of American Electronic Association (AEA-Arizona).  He
                                            received his Bachelors and Masters of science degree in
                                            Engineering from California State University Fullerton.  Mr.
                                            Shokrgozar holds a U.S. Patent for the invention of "Stacked
                                            Silicon Die Carrier Assembly."


Joseph G. Warren, Jr., 53                   Appointed Vice President Finance, Chief Financial Officer  and
Vice President Finance,  Treasurer,         Treasurer on July 12, 1995.  From 1994 to 1995 served as Vice
Chief Financial Officer, Secretary          President Finance & Chief Financial Officer of Axxess
                                            Technologies, Inc. From 1993 to 1994 served as Secretary
                                            Treasurer and Vice President of Golden Technologies, Inc.
                                            From 1992 to 1993 served as President of Coors Ceramicon
                                            Designs, Ltd., and from 1985 to 1992 served as Vice
                                            President Finance of Coors Ceramics Company.


                                     PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

The Company's Common Stock and $3.00 Preferred Stock are currently traded on the American Stock Exchange under the symbols WHT and WHT.PR, respectively. Prior to the completion of the merger on October 26, 1998, the Company's Common Stock and $3.00 Preferred Stock were traded on the American Stock Exchange under the symbols BOM and BOM.PR. See Note 21 to the Consolidated Financial Statements in this Form 10-K for the high and low sales prices for each of the Common Stock and $3.00 Preferred Stock over the last two fiscal years.

As of December 15, 1998, there were approximately 6,775 holders of record of the Common Stock and approximately 481 holders of record of the Company's $3.00 Preferred Stock. The Company has not paid cash dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to retain all earnings to provide funds for the operation and expansion of its business. One of the Company's credit agreements precludes the payment of cash dividends for both preferred and Common Stock in excess of $500,000 per year.

ITEM 6   SELECTED FINANCIAL DATA
         (In thousands of dollars, except share and per share data)


===========================================================================================================
                                                                            FISCAL YEAR
OPERATIONS:                                               1998        1997       1996       1995       1994
-----------------------------------------------------------------------------------------------------------
Net sales                                             $ 28,998    $ 27,820   $ 25,317   $ 26,869   $ 27,821
-----------------------------------------------------------------------------------------------------------
Gross margin                                          $  8,254    $ 10,702   $  9,530   $  9,564   $  9,776
-----------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
   income taxes (Note 1)                              $   (567)   $  1,302   $  1,290   $  3,903   $  2,175
-----------------------------------------------------------------------------------------------------------
Weighted average number of common:
  shares and equivalents-basic                           6,675       6,641      6,462      6,426      6,390
  shares and equivalents-fully diluted (Note 2)          8,289       8,285      8,179      8,178      8,154
-----------------------------------------------------------------------------------------------------------
Income (loss) per common share:
     Continuing operations - basic                    $  (0.14)   $   0.14   $   0.14   $   0.55   $   0.28
     Continuing operations - fully diluted (Note 2)                                     $   0.48   $   0.27
-----------------------------------------------------------------------------------------------------------
Net income per share - basic                          $  (0.02)   $   0.02   $   0.14   $   0.55   $   0.28
Net income per share - fully diluted (Note 2)                                           $   0.48   $   0.27
-----------------------------------------------------------------------------------------------------------
Financial Positions (at year end):
  Working capital                                     $  8,182    $  9,822   $  8,502   $  6,889   $  5,209
  Total assets                                        $ 14,898    $ 21,509   $ 16,538   $ 17,432   $ 13,783
  Long-term debt                                      $  2,366    $  4,546   $  3,675   $  3,992   $  4,617
-----------------------------------------------------------------------------------------------------------

Note 1 - See footnote 16 of the Consolidated Financial Statement provided elsewhere herein for discussion of discontinued operations.

Note 2 - In 1998, 1997 and 1996, fully diluted net income per share is considered to be the same as basic net income per share since the effect of the potentially dilutive convertible preferred is antidilutive.

Note 3 - No dividends have been declared or paid on Bowmar common shares. There were 6,775 holders of record of White Electronic Designs Corporation Common Stock on December 15, 1998.

This table should be read in conjunction with the Consolidated Financial Statements provided elsewhere herein.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

In December 1997, the Company's Board of Directors determined to implement a series of actions to strategically reposition the Company, reduce corporate overhead and realign management. First, the Company's Board determined to close the Company's corporate headquarters in Phoenix, Arizona, which was accomplished by the end of January, 1998. The Company now operates exclusively out of the new White Electronic Designs Corporation facility located in Phoenix, Arizona. In the first quarter of 1998, the Company expensed approximately $380,000 associated with the closing of the corporate office and the related severance payments. Second, effective January 2, 1998, the Company's President and Chief Executive Officer, Thomas K. Lanin, submitted his resignation, and the Company's Board appointed Hamid Shokrgozar, the White Microelectronics division's current president, as President and CEO of the Company. Finally, in December, 1997, the Company's Board made a decision to sell the Technologies Division. As a consequence thereof, a $1.3 million reserve for anticipated losses and the cost of disposition was recorded in fiscal 1997.

Due to the merger with EDI, the Company's Board decided not to sell the Technologies Division. As required by Emerging Issues Task Force 90-16, the Company's historical financial information has been reclassified to reflect the results of the Technologies Division to continuing operations. The $1.3 million reserve was reversed during fiscal 1998, resulting in income after taxes of $780,000.

Results of Operations 1998, 1997 &  1996

Fiscal 1998, 1997 and 1996 net sales were $28,998,000, $27,820,000 and
$25,317,000, respectively. The increase in net sales between fiscal 1998 and 1997 resulted principally from additional sales of new interface products in the electromechanical segment. Fiscal 1998 sales in the microelectronic segment were approximately $1.6 million lower than fiscal 1997 sales due to lower average sales prices. The increase in net sales between fiscal 1997 and 1996 was caused by a $600,000 increase for initial stocking orders for distributors in the second quarter, a $1,400,000 increase in custom orders in the fourth quarter, and new products which were introduced in the prior year in the microelectronics division.

Gross margin, as a percentage of sales, decreased during fiscal 1998 to 28.5% from 38.5% in fiscal 1997. Gross margins in the microelectronic segment were approximately $6.9 million or 33.5% as compared to $9.0 million or 40.7% in fiscal 1997. The decline is a result of the adverse effect on sales resulting from a strong downward pricing pressure due to the competition and general downturn in the industry as a whole. In addition, the Company increased its inventory reserve by $500,000 in the microelectronics segment during the third quarter of fiscal 1998 because of slow moving parts related to the lower than anticipated business in Asia and the continuing slow down in military memory sales. Gross margins in the electromechanical segment were approximately $1.4 million or 16.2% as compared to $1.7 million or 29.9% in 1997. The lower margins are due to production problems associated with the introduction of new products.

Gross margin, as a percentage of sales, increased during fiscal 1997 to 38.5% from 37.6% for fiscal 1996. Gross margins in the microelectronics division were approximately $9.0 million or 40.7% as compared to $7.8 million or 41.6% in the prior fiscal year. The increase in gross margin dollars was due to the increased sales. The 0.9% decline in the gross margin percentage was a result of strong downward pricing pressure brought about by a very competitive market. Gross margin dollars in the electromechanical segment in fiscal 1997 were only slightly lower than fiscal 1996, even though sales declined 13%. This was a result of improved product mix and improved efficiency in the manufacturing process.

Selling, general and administrative expenses for fiscal 1998 decreased $970,000 versus fiscal 1997 expenses. The decrease resulted from the savings realized from closing the corporate office at the end of the 1998 first quarter, lower sales cost for the electromechanical segment as a result of a reduction in expense associated with the sales department. Selling expenses were lower for the microelectronics division because of lower commissions as a result of the decline in sales.

Selling, general and administrative expenses in fiscal 1997 were 8.6% above 1996 expenses. The main reasons for the increase were an increase in advertising, up $30,000, and sales commissions, up $210,000, relating to increased sales volume. Legal expenses also increased in fiscal 1997 because of the investigation by the U.S. Attorney's office. Selling, general and administrative payroll expense was up $240,000 because of increased headcount to support higher sales volume.

Product development expenses for fiscal 1998 closely approximated fiscal 1997.

Product development expense in fiscal 1997 increased by $30,000 or 5.2% from fiscal 1996. The main reason for the increase was the additional spending in the microelectronics division on developing a microprocessor module in conjunction with the Diehl business development alliance.

Interest expense for fiscal 1998 increased by $100,000 as compared to fiscal 1997. The increase is primarily a result of additional borrowings to finance the Company's leasehold improvements for the microelectronics facility and financing higher receivables, which occurred in the first six months of 1998.

Interest expense in fiscal 1997 declined by $ 105,000 as a result of both lower rates and decreased average borrowing levels compared to fiscal 1996.

The Company incurred merger expenses of $1,005,000 relating to the EDI merger during fiscal 1998. The costs primarily represent financial, legal, printing and accounting service expenses. The Company anticipates that it will incur additional expenses of approximately $2,100,000 during the first two quarters of 1999. These expenses are related to lower margins that result from the write-up of inventories because of the allocation of the acquisition costs and severance payments to former employees.

Other income for fiscal 1998 was $121,000 as compared to an expense of $137,000 in fiscal 1997. The income is mainly due to a tax settlement in fiscal 1998 that resulted in income of $292,000. This income was partially offset by the additional expenses incurred in fiscal 1998 to maintain and prepare the Company's Acton, Massachusetts' property for sale. Other expense in fiscal 1997 consisted primarily of a one time $425,000 write-down on the Company's Acton, Massachusetts property held for sale. This building and land were sold on April 30, 1998, for approximately $1,280,000. No additional gain or loss was realized on the sale. The land and buildings are included in other assets at September 27, 1997. The offsetting other income is attributed to the proceeds from the Acton leased facility until lease expiration in February 1997 and a $91,000 gain on the sale of a stock investment by the Company.

The Company is subject to alternative minimum tax which, when combined with state taxes, merger expenses, which are generally not deductible, and deferred taxes resulted in a tax provision from continuing operations of $292,000, $766,000 and $796,000 in fiscal years 1998, 1997 and 1996.

Financial Condition, Capital Resources and Liquidity

At October 3, 1998, working capital decreased to $8,182,000 from $9,822,000 at September 27, 1997, principally as a result of a decrease in each current asset category. However, this was largely offset by an approximate $4,300,000 reduction in current liabilities. Changes in the components of working capital are detailed in the Company's Consolidated Statements of Cash Flows. The Company's current ratio at fiscal year-end 1998 improved to approximately 3.7 to
1. Its total debt-to-equity ratio improved to approximately 0.6 to 1.

In fiscal 1998 and 1997, the Company generated $2,156,000 and $1,295,000 respectively of cash from operating activities. Net income in fiscal 1998, without the effect of the reversal of reserve for loss from discontinued operations was $1,869,000 lower than fiscal 1997. The major use of cash in fiscal 1998 was $4,258,000 for the retirement of long term debt and payment of the balance in the line of credit with Bank One of Arizona.

On April 30, 1998, the Company sold certain land and a building in Acton, Massachusetts for approximately $1,280,000. No significant gain or loss was realized on the date of sale.

The Company's capital expenditure plans are principally to expand manufacturing capacity and are expected to be financed largely through existing credit lines, and to a lesser extent, through funds provided from operations.

The major use of funds for capital expenditures in fiscal 1997 and 1998 was for the build out of the new 53,000 square foot microelectronics division manufacturing facility in Phoenix, Arizona. Expenditures for building and manufacturing area improvements totaled $1,314,000 in fiscal 1997 and $224,000 in fiscal 1998. Additional expenditures for manufacturing and office equipment account for the remaining $266,000 of property, plant and equipment purchases in fiscal 1998. The new building expenditures in fiscal 1997 are the main reason for the $1,520,000 increase from 1996 in property, plant and equipment.

Other major balance sheet account changes during fiscal 1998 include the following items: accounts receivable decreased $1,433,000 mainly because of shipment timing differences from previous years. Net inventories decreased $2,650,000 from year-end 1997 amounts as the Company used the inventory purchased in late fiscal 1997. Raw materials decreased $2,011,000 as the components were used for production. Because of the inventory buildup in fiscal 1997, inventory purchases for fiscal 1998 were $1,549,324 below fiscal 1997 purchases. The current portion of long-term debt has decreased by $871,000 because of payment of a $1,000,000 short-term loan in addition to the retirement of the Industrial Revenue Bonds which previously carried a $90,000 current balance. This reduction was slightly offset by a $300,000 current portion increase because the loan for lease hold improvements was refinanced to a shorter maturity. Accounts payable decreased $818,000 as payments were made from the inventory purchases in late fiscal 1997. Long term debt was decreased by $3,051,000 during fiscal 1998. The proceeds from the sale of the land and building in Acton, Massachusetts were used to retire the Industrial Revenue Bonds, and to pay off $950,000 of the Bank One term loan. This decrease was partially offset by a new term loan with Bank One for $1,200,000 set up to finance the leasehold improvements for the White facility.

During fiscal 1998 the Company executed a modification to its credit facility with Bank One, which extended the Company's due date on its revolving line of credit to February 28, 2000 and modified certain restrictive covenants. Subsequent to October 3, 1998 the Company revised its credit facility with Bank One, which reduced annual principal payments and lowered the interest rate on the term loan.

Management also anticipates that for the near term its cash payments for Federal income taxes will be based on rates applicable to the alternative minimum tax as it uses its net operating loss carryforwards.

Management believes that cash generated by operations, in addition to the Company's borrowing capability, should be sufficient to fund the Company's cash needs for the foreseeable future.

Seasonality and Inflation

The Company's business is not seasonal in nature. Management believes that the Company's operations have not been materially affected by inflation.



Recently Enacted Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which establishes standard for reporting and display of comprehensive income and its components for each period reported. The provisions of this Statement are effective for fiscal years beginning before December 15, 1997. Management believes that the Company currently does not have items that would require presentation in a separate statement of comprehensive income.

In June 1997, the Financial Accounting Standards Board (FASB) also issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997. Management believes this statement may require expanded disclosure in the Company's future financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 132, Employers Disclosure about Pensions and Other Postretirement Benefits, which standardizes the disclosure requirements for pension and other postretirement benefits. To the extent practicable, this statement requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. This Statement is effective for fiscal years beginning after December 15, 1997. Management believes this may require expanded disclosure in the Company's future financial statement.

YEAR 2000

Many computer systems experience problems handling dates beyond the year 1999. Many existing computer programs only use two digits to identify a year in the date field. As a result, computer systems and/or software used by many computers may need to be upgraded to comply with such "Year 2000" requirements. Such systems and programs must be modified or replaced prior to January 1, 2000 in order to remain functional. Significant uncertainty exists in the hardware and software industry concerning the potential effects associated with such compliance. The Company has undertaken a company-wide review of its Year 2000 exposure. The Company has surveyed its supporting systems and has implemented a plan to make its systems Year 2000 compliant by March 1999. All current products are now Year 2000 compliant. The Company has also been in contact with its major suppliers and vendors, each of which is either Year 2000 compliant or is completing system upgrades to become compliant. The Company is currently responding to customer inquiries with respect to the Year 2000 issue. If modifications and conversions to address the Year 2000 issue are not completed on a timely basis or are not fully effective, the Year 2000 problem may have a material adverse effect on the Company. The Company expects to implement successfully the systems and programming changes necessary to address the Year 2000 issue and does not believe the cost of such actions will have a material adverse effect on the Company, its results of operations or financial conditions. The Company also relies, directly and indirectly, on the external systems of business enterprises such as customers, suppliers, creditors, and financial organizations for accurate exchange of data. Even if the Company's products or its internal systems are not materially affected by the Year 2000 issue, the Company could be affected through disruptions in the operations of issue on its internal systems and business operations, and there can be no assurance that such will not result in a material disruption of its business, financial condition or result of operations.


ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14 of this Annual Report for required financial statements and supplementary data.

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item for directors is set forth in the Company's 1999 Proxy Statement under the heading "Election of Directors" and the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by this reference as if set forth in full. The information required by this Item for Executive Officers of the Company is set forth in Part I of this Form 10-K as a separate item in Part I entitled "Executive Officers of the Company."

ITEM 11  EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company's 1999 Proxy Statement under the heading "Executive Compensation" and is incorporated herein by this reference as if set forth in full.


ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth in the Company's 1999 Proxy Statement under the heading "Principal Shareholders" and under the heading "Election of Directors-Nominees" and is incorporated herein by this reference as if set forth in full.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Company's 1999 Proxy Statement under the heading "Certain Transactions" and under the heading "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by this reference as if set forth in full.


                                     PART IV


ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1)(2)  Financial Statements and Supplementary Data
                                                                            Page
           Consolidated Financial Statements

           Report of Independent Accountants                                 22

           Consolidated Balance Sheets as of October 3, 1998 and
           September 27, 1997                                                23

                  Consolidated Statements of Income for the Years
                  Ended October 3, 1998, September 27, 1997 and
                  September 28, 1996                                          24

                  Consolidated Statements of Shareholders' Equity for
                  the Year Ended October 3, 1998, September 27, 1997
                  and September 28, 1996                                      25

                  Consolidated Statements of Cash Flows for the Years
                  Ended October 3, 1998, September 27, 1997 and
                  September 28, 1996                                          26

                  Notes to Consolidated Financial Statement                   27

                  Financial Statement Schedules for the Years Ended October 3, 1998, September 27, 1997, and September 28, 1996.

                  Financial statement schedules have been omitted because either they are not required or are not applicable, or because the information has been included in the consolidated financial statements or notes thereto.

(a)(3)Exhibits:

             2.1 Agreement and Plan of Merger, dated May 3, 1998, by and among Bowmar Instrument Corporation, Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K filed on May 6, 1998).

            2.1A Amendment to Agreement and Plan of Merger, dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4, Registration No. 333-56565).

            2.1B Amendment to Agreement and Plan of Merger, dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, Registration No. 333-56565).

            *3.1 Amended and Restated Articles of Incorporation of White Electronic Designs Corporation.

            *3.2 Amended and Restated Code of By-Laws of White Electronic Designs Corporation.

             4.1 Rights Agreement, dated December 6, 1996, between Bowmar Instrument Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 5C to the Current Report on Form 8-K filed on December 19, 1996).

            4.1A Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, Registration No. 333-56565).

             4.2 Indenture, Bowmar Instrument Corporation 13 1/2% Convertible Subordinated Debentures due December 15, 1995 (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-7, Registration No. 2-70025).

            *4.3  Stock Certificate of White Electronic Designs Corporation

            10.1 Agreement to be Bound by Registration Rights Agreements, dated as of May

            3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4, Registration No. 333-56565).

     10.2 Agreement to be Bound by Severance Agreements and Employment Agreement, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4, Registration No. 333-56565).

   **10.3 Executive Employment Agreement by and between Hamid Shokrgozar and Bowmar Instrument Corporation (incorporated herein by reference to Exhibit 10.4(j) to the Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1998).

   **10.4 Executive Employment Agreement by and between Joseph G. Warren, Jr. and Bowmar Instrument Corporation (incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1998).

     10.5 Purchase and Sales Agreement, dated December 5, 1997, concerning the sale of the Acton, Massachusetts facility (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1998).

     10.6 Fourth Amendment to Credit Agreement, dated as of March 16, 1998, by and between Bowmar Instrument Corporation and Bank One, Arizona, NA (incorporated herein by reference to Exhibit 10.4(h) to the Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1998).

     10.7 Promissory Note Modification Agreement, dated March 16, 1998, by and between Bowmar Instrument Corporation and Bank One, Arizona, NA (incorporated herein by reference to Exhibit 10.4(i) to the Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1998).

     10.8 Lease, dated February 23, 1990, by and between Bowmar/Ali, Inc. as landlord and LAU Acquisition Corporation as tenant (incorporated herein by reference to Exhibit 10.1(bb) to the Annual Report on Form 10-K filed for the fiscal year ended September 30, 1990).

   **10.9 Employment Agreement dated August 15, 1991, as amended as of August 15, 1992, and as of June 1, 1995 between Gardiner S. Dutton and Bowmar Instrument Corporation (incorporated herein by reference to Exhibit 10.1(ff) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992 and Exhibit 5(b) to Form 8-K dated June 26, 1995).

  **10.10 Form of Incentive Stock Option Agreement covering incentive stock options granted under the Corporation's now terminated 1986 Plan, as amended October 23, 1987 (incorporated here in by reference to Exhibit 10.2(c) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1987).

  **10.11 Form of Non-Incentive Stock Option Agreement covering non-incentive stock options granted under the Corporation's now terminated 1986 Plan, as amended October 23, 1987 (incorporated by reference to Exhibit 10.2(c) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1987).

  **10.12 Bowmar Instrument Corporation Stock Option Plan for Non-Employee Directors as amended February 4, 1994 (incorporated herein by reference to Exhibit B to the Corporation's definitive Proxy Statement, prepared in connection with the

            1994 Annual Meeting of Shareholders).

  **10.13 Non-Incentive Stock Option Agreement dated August 16, 1991, as amended August 15, 1992, between Bowmar Instrument Corporation and Gardiner S. Dutton (incorporated herein by reference to Exhibit 10.1(ff) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992).

  **10.14 1994 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Corporation's definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of Shareholders).

  **10.15 Form of Agreement governing awards of restricted stock under the Corporation's now terminated Restricted Plan (incorporated herein by reference to the exhibit to Amendment No. 1 to the Registration Statement of Form S-8 (No. 2-67645)).

    10.16 Loan documents by and between Bank One, Arizona, NA and Bowmar Instrument Corporation and its wholly owned subsidiary, Bowmar/ALI, Inc. (incorporated herein by reference to exhibits 10.4a through 10.4g to the Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

    10.17 Modification Agreement dated April 26, 1996, pursuant to the Loan Agreement dated August 28, 1995 by and between Bank One, Arizona, NA and the Registrant (incorporated herein by reference to Exhibit 10.4(b) to the Annual Report on Form 10-K for the fiscal year ended September 28, 1996).

    10.18 Second Modification Agreement dated August 9, 1996, pursuant to the Loan Agreement dated August 28, 1995 by and between Bank One, Arizona, NA and the Registrant (incorporated herein by reference to Exhibit 10.4(c) to the Annual Report on Form 10-K for the fiscal year ended September 28, 1996).

    10.19 Third Modification Agreement dated March 28, 1997 pursuant to the Loan Agreement dated August 28, 1995 by and between Bank One, Arizona NA and the Registrant (incorporated herein by reference to Exhibit 10.4(d) to the Form 10-Q for the quarter ended March 29,
            1997).

    10.20 Modification of Mortgage (Massachusetts) dated March 28, 1997 by and between Bank One, Arizona NA and the Registrant and its wholly owned subsidiary, Bowmar/ALI (incorporated herein by reference to Exhibit 10.4(e) to the Form 10-Q for the quarter ended March 29, 1997).

    10.21 Modification of Mortgage (Indiana) dated March 28, 1997 by and between Bank One, Arizona NA and the Registrant (incorporated herein by reference to Exhibit 10.4(f) to the Form 10-Q for the quarter ended March 29, 1997).

    10.22 Revolving Promissory Note (RLT) dated March 28, 1997 by and between Bank One, Arizona NA and the Registrant, for up to $1,200,000 (incorporated herein by reference to Exhibit 10.4(g) to the Form 10-Q for the quarter ended March 29, 1997).

    10.23 Lease dated February 4, 1997 by and between Bowmar Instrument Corporation as tenant and Gus Enterprises-XII, LLC as landlord (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

    *21.1   Subsidiaries of White Electronic Designs Corporation.

    *27.1   Financial Data Schedule.
----------

   *   Filed herewith.
   **  Management compensatory contract, plan or arrangement.


(b)      Reports on Form 8-K

         Form 8-K to report change in Exchange Ratio filed August 28, 1998.

(c)      See (a)(3) above.

(d)      Not applicable.

ITEM 15  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WHITE ELECTRONIC DESIGNS CORPORATION




Date:    December 22, 1998                  /s/Joseph G. Warren, Jr.
     ------------------------------         ------------------------------------
                                            Joseph G. Warren, Jr.
                                            Vice President Finance, Secretary,
                                            Treasurer and Chief Financial and
                                            Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:


/s/Norman T. Hall                           /s/Donald F. McGuinness
----------------------------------          ------------------------------------
Norman T. Hall                              Donald F. McGuinness
Director                                    Chairman of the Board of Directors
Date:    December 22, 1998                  Date:    December 22, 1998
     ------------------------------              -------------------------------


/s/Thomas M. Reahard                        /s/Thomas J. Toy
----------------------------------          ------------------------------------
Thomas M. Reahard                           Thomas J. Toy
Director                                    Director
Date:    December 22, 1998                  Date:    December 22, 1998
     ------------------------------              -------------------------------


/s/Hamid R. Shokrgozar                      /s/Joseph G. Warren, Jr.
----------------------------------          ------------------------------------
Hamid R. Shokrgozar                         Joseph G. Warren, Jr.
President, Chief Executive Officer          Vice President Finance, Secretary,
and Director                                Treasurer and Chief Financial and
                                            Accounting Officer
Date:    December 22, 1998                  Date:    December 22, 1998
     ------------------------------              -------------------------------


/s/Edward A. White
----------------------------------
Edward A. White
Vice Chairman of the Board
and Director
Date:    December 22, 1998
     -----------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS




TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
WHITE ELECTRONIC DESIGNS CORPORATION
(formerly BOWMAR INSTRUMENT CORPORATION)


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholder's equity, and of cash flows present fairly, in all material respects, the financial position of White Electronic Designs Corporation and Subsidiary (formerly Bowmar Instrument Corporation) at October 3, 1998 and September 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP


Phoenix, Arizona
November 13, 1998 (except for the third
paragraph of Note 19 for which the date
is December 3, 1998.)

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
             (FORMERLY BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY)

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)


                                                                            October 3,            September 27,
                                                                               1998                   1997
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash                                                                            $  1,069                $  1,218
  Accounts receivable, less allowance for
     doubtful accounts of $79 and $43                                                3,007                   4,476
  Inventories                                                                        5,508                   8,158
  Prepaid expenses                                                                     344                     539
  Deferred income taxes                                                              1,320                   2,782
-----------------------------------------------------------------------------------------------------------------------
              Total Current Assets                                                  11,248                  17,173
Property, Plant and Equipment, net                                                   2,361                   2,642
Deferred Income Taxes                                                                1,198                     492
Other Assets, net                                                                       91                   1,202
-----------------------------------------------------------------------------------------------------------------------
              Total  Assets                                                       $ 14,898                $ 21,509
=======================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                                               $    737                $  1,608
  Accounts payable                                                                   1,169                   1,987
  Accrued salaries and benefits                                                        685                   1,953
  Other accrued expenses                                                               475                     503
  Reserve for loss on discontinued operation                                             0                   1,300
-----------------------------------------------------------------------------------------------------------------------
              Total Current Liabilities                                              3,066                   7,351
Long Term Debt                                                                       2,366                   4,546
Other Long term Liabilities                                                            339                     339
-----------------------------------------------------------------------------------------------------------------------
              Total Liabilities                                                      5,771                  12,236
-----------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (see Note 11)
-----------------------------------------------------------------------------------------------------------------------

Shareholders' Equity
   Preferred stock, $1.00 par value, authorized 500,000 shares,
      issued 119,906, and 119,906 shares                                               120                     120
  Common stock, $0.10 stated value, authorized 15,000,000 shares,
      issued 6,719,434 and 6,718,934 shares                                            672                     672
  Treasury stock, 44,442 shares, at stated value                                        (4)                     (4)
  Additional paid-in capital                                                         6,610                   6,609
  Retained earnings                                                                  1,729                   1,876
-----------------------------------------------------------------------------------------------------------------------
                Total Shareholders' Equity                                           9,127                   9,273
-----------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                        $ 14,898                $ 21,509
=======================================================================================================================

See notes to Consolidated Financial Statements.

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
             (FORMERLY BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY)

                        CONSOLIDATED STATEMENTS OF INCOME
           (In thousands of dollars, except share and per share data)

                                                                                         FISCAL YEAR
                                                                          1998               1997               1996
------------------------------------------------------------------------------------------------------------------------
Net sales                                                            $    28,998         $    27,820         $    25,317
Cost of sales                                                             20,744              17,118              15,787
------------------------------------------------------------------------------------------------------------------------
Gross margin                                                               8,254              10,702               9,530
------------------------------------------------------------------------------------------------------------------------
Expenses:
   Selling, general and administrative                                     6,500               7,470               6,878
   Product development                                                       628                 610                 580
   Interest expense                                                          517                 417                 522
   Merger expense                                                          1,005                   0                   0
   Other expense (income), net                                              (121)                137                (536)
------------------------------------------------------------------------------------------------------------------------
   Total expenses                                                          8,529               8,634               7,444
------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes                (275)              2,068               2,086
Income tax expense (benefit)                                                 292                 766                 796
------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                    (567)              1,302               1,290
------------------------------------------------------------------------------------------------------------------------
Discontinued operations (Note 16)
Reversal (Provision) for loss on disposition, net of deferred
income tax expense (benefit) of $520, ($520) and $0                          780                (780)                  0
------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations                                   780                (780)                  0
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $       213         $       522         $     1,290
========================================================================================================================
Earnings per share - basic, continuing operations                    $     (0.14)        $      0.14         $      0.14
Earnings per share - basic, discontinued operations                  $      0.12         $     (0.12)        $      0.00
------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE - BASIC                                  $     (0.02)        $      0.02         $      0.14
------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares and equivalents:
    Basic                                                              6,674,739           6,640,772           6,462,077
------------------------------------------------------------------------------------------------------------------------

For Fiscal 1998, 1997 and 1996 earnings per share assuming dilution is the same as earnings per share basic and thus is not shown separately.

See notes to Consolidated Financial Statements.

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
             (FORMERLY BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (In thousands of dollars, except share data)

                                                                                      Additional                   Total Share-
                                           Preferred        Common       Treasury       Paid-in       Retained       holders'
                                             Stock          Stock          Stock       Capital        Earnings        Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1995                   $ 120          $ 650          $ (4)       $ 6,245        $  784        $ 7,795
================================================================================================================================
Net income                                                                                              1,290          1,290
Issuance of common stock:
   Exercise of options and
   awards and related tax benefits
   27,800 shares                                                 3                           70                           73
Deferred compensation costs                                                                  15                           15
Payment of preferred dividends                                                                           (360)          (360)
================================================================================================================================
BALANCE, SEPTEMBER 28, 1996                     120            653            (4)         6,330         1,714          8,813
================================================================================================================================
Net income                                                                                                522            522
Issuance of common stock:
  Exercise of options and
  awards and related tax
  benefits 190,700 shares                                       19                          270                          289
Deferred compensation costs                                                                   9                            9
Payment of preferred dividends                                                                           (360)          (360)
================================================================================================================================
BALANCE, SEPTEMBER 27, 1997                     120            672            (4)         6,609         1,876          9,273
================================================================================================================================
Net income                                                                                                213            213
Issuance of common stock:
  Exercise of options and related tax
  benefits, 500 shares                                                                        1                            1
Payment of preferred dividends                                                                           (360)          (360)
================================================================================================================================
BALANCE, OCTOBER 3, 1998                      $ 120          $ 672          $ (4)       $ 6,610        $1,729        $ 9,127
================================================================================================================================

See notes to Consolidated Financial Statements

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
             (FORMERLY BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)



                                                                       FISCAL YEAR
                                                            1998          1997          1996
----------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
 Net income                                               $   213       $   522       $ 1,290
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                            633           540           496
     Allowance for doubtful accounts                           36           (93)           34
     Reserve for excess and obsolete inventory                566           113            66
     Reserve for loss from discontinued operations         (1,300)        1,300             0
     Deferred income tax (benefit) expense                    756           (98)          689
     Net changes in balance sheet accounts:
       Accounts receivable                                  1,433          (391)         (144)
       Inventories                                          2,084        (2,212)         (705)
       Prepaid expenses                                       195          (137)           55
       Other assets                                          (346)          462            19
       Accounts payable                                      (818)        1,055          (520)
       Accrued salaries and benefits                       (1,268)          450          (589)
       Other accrued expenses                                 (28)         (216)         (382)
----------------------------------------------------------------------------------------------
 Net cash provided by operating activities                  2,156         1,295           309
----------------------------------------------------------------------------------------------
 INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                  (490)       (1,802)         (365)
 Proceeds from sales of property, plant and equipment       1,595             0           135
----------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities        1,105        (1,802)         (230)
----------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES:
 Borrowings under (payments on) line of credit, net        (2,331)        2,331             0
 Borrowings of long-term debt                               1,207           190         4,200
 Retirement of long-term debt                              (1,927)         (833)       (4,623)
 Issuance of common stock                                       1           289            73
 Payment of preferred stock dividends                        (360)         (360)         (360)
----------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities       (3,410)        1,617          (710)
----------------------------------------------------------------------------------------------
 Net change in cash                                          (149)        1,110          (631)
 Cash at beginning of year                                  1,218           108           739
----------------------------------------------------------------------------------------------
 Cash at end of year                                      $ 1,069       $ 1,218       $   108
==============================================================================================

 SUPPLEMENTAL CASH FLOWS INFORMATION:
 Net cash paid for interest                               $   500       $   412       $   511
 Net cash paid for income taxes                           $   120       $   280       $   139
 Non-cash Investing and Financing Activities:
 Capital lease agreements                                 $  --         $   235       $  --
----------------------------------------------------------------------------------------------

 See notes to Consolidated Financial Statements

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
             (FORMERLY BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS

White Electronic Designs Corporation, formerly Bowmar Instrument Corporation and its subsidiary (collectively "the Company"), designs and manufactures high density, solid state memory modules, multichip modules, interface products, and electromechanical components and packages. The Company's customers include both domestic and international government contractors and commercial businesses. The majority of the sales and earnings are generated by the memory and multichip module product lines.

2.       SIGNIFICANT ACCOUNTING POLICIES

         a.  Basis of Presentation

         The consolidated financial statements include the accounts of the Company. All significant inter-company accounts and transactions are eliminated. Certain amounts in prior fiscal years consolidated financial statements have been reclassified to conform to current presentation.

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

         g.  Sales Recognition

         Sales are recognized when the Company's products are shipped. The Company records at the time of shipments, as an offset to sales, a reserve for estimated returned goods.

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

         i.  Newly Issued Accounting Standards

         In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which establishes standards for reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
             (FORMERLY BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         are effective for fiscal years beginning after December 15, 1997. Management believes that the Company currently does not have items that would require presentation of comprehensive income.

         In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and related Information (SFAS 131), which establishes standards for the way the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997. Management believes this may require expanded disclosure in the Company's future financial statements.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 132, Employers Disclosure about Pensions and Other Postretirement Benefits, which standardizes the disclosure requirements for pension and other postretirement benefits. To the extent practicable, this statement requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. This Statement is effective for fiscal years beginning after December 15, 1997. Management believes this may require expanded disclosure in the Company's future financial statement.

         j.  Accounting Estimates

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

         k.  Other Income and Expense

         Fiscal 1998 Other Income includes a tax settlement of $292,000. This was partially offset by expenses incurred on the Acton, Massachusetts property prior to the sales date. Fiscal 1997 other expense includes a $425,000 loss on the sale of the Acton, Massachusetts property, offset by $288,000 of partial year rental income, gain on the sale of stock of a former subsidiary, and miscellaneous income. Fiscal 1996 other income includes $572,000 of full year net rental income for the Acton property.

3.       INVENTORIES

Inventories consist of the following:

                                 October 3, 1998     September 27, 1997
-----------------------------------------------------------------------
Raw materials                       $ 1,266,000          $ 3,277,000
Work-in-process                       3,342,000            4,258,000
Finished goods                          900,000              623,000
-----------------------------------------------------------------------
Total Inventories                   $ 5,508,000          $ 8,158,000
=======================================================================

The inventories are net of reserve for excess and obsolete inventories of $1,544,000 and $978,000 for fiscal 1998 and 1997 respectively.

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
             (FORMERLY BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       OTHER ASSETS

Other assets declined in 1998 as a result of the sale of certain land and buildings in Acton, MA. No significant gain or loss was recognized at the time of the sale. The building was leased under an operating lease agreement which ended in February, 1997. Rental income during fiscal years 1998, 1997, and 1996 was $0, $233,000 and $572,000 respectively.

5.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                   October 3, 1998     September 27, 1997
-----------------------------------------------------------------------------------------
Land                                                  $  123,000            $  123,000
Buildings and improvements                               961,000               956,000
Machinery and equipment                                5,857,000             7,525,000
Leasehold improvements                                 1,516,000               316,000
-----------------------------------------------------------------------------------------
Total, at cost                                         8,457,000             8,920,000
Less accumulated depreciation and amortization         6,096,000             6,278,000
-----------------------------------------------------------------------------------------
Net Property, Plant and Equipment                     $2,361,000            $2,642,000
=========================================================================================

At fiscal year-end 1998 and 1997, property, plant and equipment includes approximately $609,000 and $608,000, respectively, of equipment under leases that have been capitalized. Accumulated amortization for such equipment approximated $567,000 and $379,000 for fiscal years 1998 and 1997, respectively.

6.       LONG-TERM DEBT

Long-term debt consists of the following:

                                        October 3, 1998          September 27, 1997
-----------------------------------------------------------------------------------
Bank One term loan                        $ 2,035,000                $ 3,405,000
Bank One term loan, Building                1,025,000                          0
Bank One revolving line of credit                   0                  2,331,000
Industrial revenue bonds                            0                    270,000
Obligations under capital leases               43,000                    148,000
-----------------------------------------------------------------------------------
   Sub-Total                                3,103,000                  6,154,000
Less current portion                          737,000                  1,608,000
-----------------------------------------------------------------------------------
Total long term debt                      $ 2,366,000                $ 4,546,000
===================================================================================

The financing agreement with Bank One provides for a $4.0 million revolving line of credit which expires February 28, 2000 and bears interest at .5% over the Bank's prime rate (on October 3, 1998 the loan rate was 8.75%); term loan with principal amount of $2,035,000 which bears interest at the rate of 1.25% over the bank's prime rate. The term loan's rate on October 3, 1998 was 9.5% with principal payments of $35,000 per month with the balance due on July 31, 2000. In addition, the Company has another term loan with Bank One with a principal amount of $1,025,000 which bears interest at the rate of 1.00% over the bank's prime rate. This term loan's rate at October 3, 1998 was 9.25% with principal payments of $25,000 per month with the balance due on March 31, 2002.
The Bank One financing is collateralized by all of the assets of the Company.

The financing agreement contains certain financial covenants and precludes the payment of cash dividends for both Preferred and Common Stock in excess of $500,000 per year. During 1998, the Company was in violation of a certain financial covenant which has been waived by the bank.

In December 1998, the Company signed a new financing agreement with Bank One. Under the terms of the agreement, both term loans were combined into one with principal payments of $29,363 per month with the balance due on November 30, 2003 with interest at 2.5% over LIBOR.

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
             (FORMERLY BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The new agreement also provides for a $6 million revolving line of credit that expires on February 28, 2000.

The availability of cash under the revolving line of credit is based on eligible accounts receivable and inventories. There is a charge of 1/4 of 1% per month on the unused portion of the line of credit.

The aggregate maturities of the above term debt are approximately $737,000 in 1999, $1,941,000 in 2000, $300,000 in 2001 and $125,000 in 2002.

The weighted average interest rate on long term debt for fiscal 1998, 1997, and 1996 was approximately 11.00%, 9.9%, and 9.9% respectively.

7.       INCOME TAXES

The provision for income taxes on continuing operations consists of the following (in thousands of dollars):

                                              Fiscal Year
                               1998               1997                1996
-----------------------------------------------------------------------------
Current                     $  56,000          $ 344,000            $ 107,000
Deferred                      236,000            422,000              689,000
-----------------------------------------------------------------------------
Income tax provision        $ 292,000          $ 766,000            $ 796,000
=============================================================================

Based on the Company's taxable income in recent years and projecting future taxable income over the period in which the deferred income tax assets are deductible, the Company believes that it is more likely than not that it will realize the benefit of the deferred tax assets.

A reconciliation of the provision for income taxes on continuing operations between the U.S. statutory and effective rates follows (in thousands of dollars):

                                                                    Fiscal Year
                                                      1998             1997               1996
-----------------------------------------------------------------------------------------------
Provision (benefits) at statutory rate               $ (94)           $ 703              $ 709
State taxes, net of federal benefit                    115               93                131
Non deductible merger costs                            271                0                  0
Adjustment related to prior years tax returns            0              (30)               (44)
-----------------------------------------------------------------------------------------------
Effective Tax                                        $ 292            $ 766              $ 796
-----------------------------------------------------------------------------------------------

The income tax effect of loss carryforwards, tax credit carryforwards and temporary differences between financial and tax reporting give rise to the deferred income assets and liabilities. Deferred income taxes consisted of the following:

                                                                    October 3, 1998        September 27, 1997
-------------------------------------------------------------------------------------------------------------
Current:
  Inventories                                                          $  932,000              $  646,000
  Accrued salaries, benefits, interest, expenses and reserves             229,000               1,360,000
  Net operating loss carryforwards                                        159,000                 776,000
-------------------------------------------------------------------------------------------------------------
Subtotal                                                                1,320,000               2,782,000
                                                                        ---------               ---------
Long Term:
  Property, Plant and Equipment                                            95,000                 264,000
  Net operating loss carryforwards                                        890,000                  84,000
  Alternative minimum tax credits                                         146,000                 144,000
  Other                                                                    67,000                       0
-------------------------------------------------------------------------------------------------------------
Subtotal                                                                1,198,000                 492,000
-------------------------------------------------------------------------------------------------------------
Total                                                                  $2,518,000              $3,274,000
=============================================================================================================

As of October 3, 1998, the Company had federal net operating loss carryforward for tax purposes of approximately $3,087,000 which expire from 2003 through 2005.

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
             (FORMERLY BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                       Fiscal Year
                                           1998           1997           1996
--------------------------------------------------------------------------------
Service cost benefits earned            $  70,000      $  84,000      $  71,000
Interest cost                             143,000        138,000        135,000
Return on plan assets                    (192,000)      (384,000)      (110,000)
Amortization of transition asset          (10,000)       (10,000)       (10,000)
Amortization of prior service costs        15,000         15,000        (17,000)
Deferral of gain to future years           36,000        245,000              0
--------------------------------------------------------------------------------
Total pension cost                      $  62,000      $  88,000      $  69,000
================================================================================

At October 3, 1998, the actuarial present value of accumulated benefit obligations was $2,258,116 of which $2,206,392 was vested. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee would be entitled if the employee separated immediately. Prepaid pension cost at October 3, 1998 and September 27, 1997, was calculated as follows:

                                                   October 3, 1998      September 27, 1997
------------------------------------------------------------------------------------------
Projected benefit obligation                         $ 2,258,000           $ 1,955,000
Market value of plan assets                            2,354,000             2,279,000
-----------------------------------------------------------------------------------------
Plan assets over projected benefit obligation             96,000               324,000
Unrecognized transition assets                                 0               (10,000)
Unrecognized past service costs                           78,000                92,000
Unrecognized net loss (gain)                              13,000              (199,000)
-----------------------------------------------------------------------------------------
Prepaid Pension Cost                                 $   187,000           $   207,000
=========================================================================================

Plan assets primarily consist of investments in mutual funds, corporate bonds and money market funds. The weighted-average assumed discount rate was 6.5% and the long-term rate of return on assets was 7.0%.

In addition, the Company has an Incentive Savings 401(k) Plan covering non-union employees of the Company who have completed six months of service. The Company matches employee contributions equal to 50% of the first 3% of a participant's wage base. During each of the fiscal years 1998, 1997 and 1996, the Company made contributions to the plan of approximately $63,000, $64,000, and $60,000 respectively.

9.       STOCK OPTIONS AND AWARDS

The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS
123). As allowed by SFAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its stock option plans. Accordingly, since all options are issued with exercise prices greater than or equal to the market price on the rant date, no compensation cost has been recognized for the stock option plans.

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
             (FORMERLY BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Company's shareholder approved 1994 Flexible Stock Plan, Common Stock is available for the grant of options, appreciation rights, restricted stock awards, performance shares and other stock-based awards. The vesting and terms of the options granted under this plan are determined when awarded by the Board of Directors. At October 3,1998 there were 463,321 shares available for future grants to directors, officers and employees at prices not less than the fair value at the date of grant by the Board of Directors. At fiscal year-end 1998, 491,000 shares from the Company's 1994 plan are under option.

During fiscal 1995, the Board of Directors terminated the Company's shareholder approved 1986 Stock Option Plan. At fiscal year-end 1998, 43,500 shares from the Company's 1986 Plan remain under option.

The Company's shareholder approved Non-Qualified Stock Option Plan for Directors provides for the issuance of options to purchase shares of Common Stock to directors at an exercise price equal to the fair market value on the date of issuance. At fiscal year end October 3, 1998, there were 130,274 shares available for future grants to the directors. The options are exercisable as early as six months after date of grant and expire in ten years. A total of 136,000 options under this Non-Qualified Plan have been issued to non-employee directors and 132,000 options remain unexercised at October 3, 1998.

A summary of the Company's stock option activity and related information is as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                               Fiscal Year
                                                        1998                        1997                        1996
-----------------------------------------------------------------------------------------------------------------------------
                                                               Weighted                  Weighted                    Weighted
                                                  Shares        Average       Shares      Average       Shares        Average
                                                   Under        Exercise       Under      Exercise      Under         Exercise
                                                  Option         Price        Option       Price        Option         Price
-----------------------------------------------------------------------------------------------------------------------------
Beginning balance outstanding                     661,500       $2.02        705,200      $2.41          582,000      $2.52
Granted                                           163,000        2.07        373,500       1.98          172,500       2.00
Exercised                                            (500)       2.00       (190,700)      1.40          (27,800)      1.42
Canceled                                         (157,500)       2.00       (226,500)      3.33          (21,500)      3.42
                                                  ---------------------------------------------------------------------------
Ending balance outstanding                        666,500       $2.04        661,500      $2.14          705,200      $2.41
-----------------------------------------------------------------------------------------------------------------------------
Exercisable at end of year                        484,375       $2.04        402,625      $2.18          426,825      $2.50
SHARES AVAILABLE FOR FUTURE GRANT                 463,321                    369,209                      23,530
-----------------------------------------------------------------------------------------------------------------------------

The following table summarizes additional information about the Company's stock options outstanding as of October 3, 1998:

--------------------------------------------------------------------------------------------------------------------------
                                                    Options Outstanding                             Options Exercisable
--------------------------------------------------------------------------------------------------------------------------
                                                      Weighted            Weighted                              Weighted-
                                      Shares           Average             Average                               Average
                                       Under           Exercise           Remaining          Exercisable         Exercise
                                      Option            Price           Contractual Life       Shares             Price
--------------------------------------------------------------------------------------------------------------------------
Range of exercise price:
    $1.375 - $2.625                    634,500           $1.97             4.5 years           452,375             $1.98
    $3.125 - $3.563                     32,000           $3.37             6.1 years            32,000             $3.37
--------------------------------------------------------------------------------------------------------------------------
                                       666,500           $2.04             4.6 years            484,375           $2.04
==========================================================================================================================

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

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
             (FORMERLY BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock option plans under the fair value based method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, risk free interest rate of 5.51%, no common dividend, volatility factor of the expected market price of the Company's Common Stock of 65%, and an expected average life of the option of 5.5 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The pro forma information for 1998 and 1997 follows: (In thousands except for per share information):

-------------------------------------------------------------------------
                                                        Fiscal Year
                                                 1998                1997
-------------------------------------------------------------------------
Net income                                       $213                $522
Option compensation expense                        31                 245
-------------------------------------------------------------------------
Pro forma net income                             $182                $277
=========================================================================

Had the Company elected to adopt the recognition provisions of SFAS No. 123, net income per share would have been unaffected for fiscal 1998 and been reduced by $.03 for fiscal 1997.

During fiscal 1995, the Board of Directors terminated the Company's Restricted Stock Award Plan under which shares of the Company's Common Stock were available to certain officers and employees without the payment of cash consideration. The cost of such awards at the date of grant was considered to be compensation and was expensed over the vesting period. Amounts charged to expense in fiscal years 1997 and 1996, net of forfeitures, were $ 8,700 and $15,000, respectively. At September 27, 1997, all of the shares previously awarded were vested.

10.      FINANCIAL INSTRUMENTS

The financial position of the Company at October 3, 1998, includes certain financial instruments which may have a fair value that is different from the value currently reflected on the financial statements. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.

Cash and Cash Equivalents: Cash is invested in overnight securities, therefore the fair value is equal to the carrying amount. The carrying amount of long term debt is a reasonable estimate of fair value as stated rates of interest approximate current market rates.

11.      COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment under noncancelable lease agreements some of which include renewal options of up to five years. Total rent expense for 1998, 1997, and 1996 was $708,000, $376,000 and $356,000
respectively. Future minimum annual fixed rentals required under noncancelable operating leases having an original term of more than one year are $769,000 in 1999, $676,000 in 2000, $653,000 in 2001, $591,000 in 2002, and $1,970,000
thereafter.

On April 25, 1996 the U.S. Attorney's Office for the State of Arizona undertook an investigation of certain aspects of White Microelectronics contracts with prime contractors with the Federal government. The investigation focused on the interpretation of certain government contract specified testing requirements on incoming material. The Company is cooperating fully with the investigation. On March 13, 1998, the Company was notified by the U.S. Attorney's Office for the State of Arizona that it has closed its criminal investigation of White Microelectronics and is seeking authority to disclose the substance of its investigation to the Civil Section of the U.S. Attorney's Office so that the Civil Section can determine whether there is sufficient basis for initiating a civil proceeding against White Microelectronics.

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
             (FORMERLY BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      PREFERRED STOCK

Preferred shareholders vote equally with common shareholders. Each share of preferred stock has one vote, is convertible into 13.33 shares of the Company's Common Stock (stated value $0.10 per share), and pays annual dividends totaling $3.00, payable quarterly on March 31, June 30, September 30 and December 31 of each year. As of October 3, 1998, the Company has approximately 1,600,000 shares of Common Stock reserved for the conversion of preferred stock. The preferred stock is redeemable at the option of the Company at $25.00 per share on and after January 1, 1998, and is not subject to mandatory redemption.

13.      CONCENTRATIONS OF CREDIT RISK

The Company sells its products primarily to the defense and commercial industries in the United States. In fiscal 1998, no customer sales accounted for 10% or more of the Company's sales. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. At certain times throughout the year the Company may maintain certain bank accounts in excess of the FDIC insured limits. As of October 3, 1998 and September 27, 1997, there was $948,000 and $949,000 of uninsured cash respectively. The Company regularly reviews the creditworthiness of the financial institutions with whom it conducts business.

14.      DISPOSITIONS

The Company sold a certain stock investment in February 1997. This transaction resulted in a gain of approximately $91,000 that was recorded in other income.

On April 30, 1998, the Company sold certain land and a building in Acton, Massachusetts for approximately $1,200,000. No significant gain or loss was realized on the date of sale.

The Company sold the production equipment and tooling used in the ordnance product line in May, 1996. Additionally, in June 1996, the Company sold the inventory, production equipment, test equipment and drawings that pertained to the rapid heat transfer sterilizer product line. These transactions resulted in a combined gain of approximately $90,000 which was recorded as other income. Both product lines were a part of electromechanical segment sales.

15.      SHAREHOLDERS RIGHTS PLAN

On December 6, 1996, the Board of Directors adopted a shareholder rights plan to protect shareholders against unsolicited attempts to acquire control of the Company which do not offer what the Company believes to be an adequate price for all shareholders. To implement the plan, the Board declared a dividend of one common share purchase right (a "Right" or "Rights") for each outstanding share of the Company's Common Stock and entered into a rights agreement with American Stock Trust and Transfer, as Rights Agents (the "Rights Agreement"). If and when the Rights become exercisable, each Right will entitle the registered holder to purchase from the Company one share of Common Stock of the Company at a purchase price of $20.00 (subject to adjustment pursuant to certain anti-dilution provisions) (the "Purchase Price"). The terms of the rights are set forth in the Rights Agreements.

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

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
             (FORMERLY BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The terms of the Rights may be amended by the Board of Directors without the consent of the holders of the Rights, except that from and after such time as any person becomes an Acquiring Person, no such amendment may adversely affect the interests of the holders of the Rights. Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends. The Rights cannot be bought, sold or otherwise traded separately from the Common Stock. Certificates for Common Stock issued after the date of the Rights Agreement carry a notation that indicates the Rights are attached. The Rights will expire on December 5, 2006 unless extended or unless the Rights are earlier redeemed by the Company. The Rights Agreement was amended in connection with the EDI merger (See Note 19) to exempt from operation of the Rights Agreement the execution of the Agreement and Plan of Merger with EDI and the transactions contemplated thereby.

16.      DISCONTINUED OPERATIONS

In December 1997 the Board of Directors decided to sell its Technologies Division. As a result of this decision, the Company recorded, in the fourth quarter of fiscal 1997 a reserve of $1,300,000 for estimated future losses relating to the division.

On May 3, 1998, the Company reached a definitive agreement to merge with EDI. One division of EDI manufactures active matrix liquid crystal displays (AMLCD). EDI'S AMLCD products are sold mainly to aircraft instrument manufacturer. Because of the merger, the Board of Directors has decided not to sell the Technologies Division. Instead the Company has combined both divisions to improve the performance of their product lines based on the complementary products. As required by Emerging Issues Task Force 90-16, the above financial information has been reclassified to reflect the results of the Technologies Division in continuing operations.

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
             (FORMERLY BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the results of the discontinued operation for the periods presented in the Company's Consolidated Statements of Income:

-----------------------------------------------------------------------------------------------
                                                                 Fiscal Years
-----------------------------------------------------------------------------------------------
Technologies Division Operating Results            1998               1997               1996
-----------------------------------------------------------------------------------------------
Net sales                                     $ 8,444,000        $ 5,631,000        $ 6,477,000
Gross margin                                  $ 1,369,000        $ 1,682,000        $ 1,692,000
Product development                           $    92,000        $   130,000        $   157,000
Operating expenses                            $ 1,653,000        $ 1,602,000        $ 1,505,000
Operating income (loss)                       $  (376,000)       $   (50,000)       $    30,000
-----------------------------------------------------------------------------------------------

The components of net assets are as follows:

--------------------------------------------------------------------------------------------------
Technologies Division                                        October 3, 1998    September 27, 1997
--------------------------------------------------------------------------------------------------
Receivables,net                                                $   831,000        $ 1,089,000
Inventories                                                      1,942,000          1,958,000
Other current assets                                               214,000            385,000
Property and equipment Intangible and other assets (net)           593,000            700,000
Accounts payable and other current liabilities                    (593,000)          (694,000)
Long-term debt                                                     (26,000)           (41,000)
--------------------------------------------------------------------------------------------------
Net Assets                                                     $ 2,961,000        $ 3,397,000
==================================================================================================


The approximate components of the reversal and (reserve) in fiscal 1998 and fiscal 1997 respectively are as follows:

-------------------------------------------------------------------------------------------
Technologies Division                                   Fiscal Year 1998   Fiscal Year 1997
-------------------------------------------------------------------------------------------
Reversal (reserve) for losses during phase out            $   800,000       $  (800,000)
Reversal (reserve) for costs of disposal                      300,000          (300,000)
Reversal (reserve) for loss on sale                           200,000          (200,000)
-------------------------------------------------------------------------------------------
Total                                                     $ 1,300,000       $(1,300,000)
===========================================================================================


17.      CLOSURE OF THE CORPORATE OFFICE

In an effort to reduce expenses and take advantage of the office space leased at the White Microelectronics facility, it was decided that there was no continuing need for the Company's corporate office. Therefore, the corporate office was eliminated in the first quarter of fiscal 1998, which resulted in a charge in the first quarter of fiscal 1998 of $380,000 for severance and other closing costs.

18.      EARNINGS PER SHARE

The Company has adopted the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") effective January 3, 1998. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options. All prior period earnings per share amounts have been restated to comply with the SFAS 128.

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
             (FORMERLY BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per Share amounts):

----------------------------------------------------------------------------------------------------------------
                                         FISCAL 1998
----------------------------------------------------------------------------------------------------------------
                                                                    Income             Shares         Per share
                                                                  (Numerator)      (Denominator)        Amount
----------------------------------------------------------------------------------------------------------------

Loss from continuing operations, net of tax                      $ (567,000)
Less: preferred stock dividends                                     360,000
----------------------------------------------------------------------------------------------------------------
BASIC EPS
Loss applicable to continuing operations, net of tax             $ (927,000)        6,674,739        $    (0.14)
Earnings applicable to discontinued operations, net of tax          780,000         6,674,739        $     0.12
----------------------------------------------------------------------------------------------------------------
Loss available to common stockholders                              (147,000)                         $    (0.02)
EFFECTS OF DILUTIVE SECURITIES
Common stock options                                                                   15,644
----------------------------------------------------------------------------------------------------------------
DILUTIVE EPS
Loss available to common stockholders                            $ (147,000)        6,690,383        $    (0.02)
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                         FISCAL 1997
----------------------------------------------------------------------------------------------------------------------
                                                                    Income             Shares                Per share
                                                                  (Numerator)      (Denominator)               Amount
----------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations, net of Tax                    1,302,000
Less: preferred stock dividends                                      360,000
----------------------------------------------------------------------------------------------------------------------
BASIC EPS
Earnings applicable to continuing operations, net of tax             942,000           6,640,772         $        0.14
Loss applicable to discontinued operations, net of tax              (780,000)          6,640,772         $       (0.12)
----------------------------------------------------------------------------------------------------------------------
Earnings available to common stock holders                           162,000                             $        0.02
EFFECTS OF DILUTIVE SECURITIES
Common stock options                                                                      45,661
----------------------------------------------------------------------------------------------------------------------
DILUTIVE EPS
Earnings available to common stock holders                           162,000           6,686,433        $        0.02
----------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
                                         FISCAL 1996
-------------------------------------------------------------------------------------------------------------------------
                                                                         Income                Shares          Per Share
                                                                       (Numerator)          (Denominator)       Amount
-------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations, net of tax                        $1,290.000
Less: preferred stock dividends                                           360,000
-------------------------------------------------------------------------------------------------------------------------
BASIC EPS
Earnings applicable to continuing operations, net of tax                  930,000           6,642,077             $0.14
-------------------------------------------------------------------------------------------------------------------------
Earnings available to common stock holders                                930,000                                 $0.14
EFFECTS OF DILUTIVE SECURITIES
Common stock options                                                                          118,392
-------------------------------------------------------------------------------------------------------------------------
DILUTIVE EPS
Earnings available to common stock holders                                930,000           6,760,469             $0.14
-------------------------------------------------------------------------------------------------------------------------


The convertible preferred stock is not included in the calculation of dilutive earnings per share, because its inclusion would be anti-dilutive.

19.      SUBSEQUENT EVENTS

Effective October 26, 1998, the Company acquired EDI through a merger with a wholly owned subsidiary of the Company. EDI manufactures and sells approximately 170 semiconductor memory products and 15 AMLCD products for a wide range of commercial, industrial and military applications. Each share of EDI Common Stock was exchanged for 1.275 shares of the Company's Common Stock, together with the associated Common

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
             (FORMERLY BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Purchase Rights under the Company Rights agreement, subject to payment of cash in lieu of any fractional share.

The acquisition has been accounted for as a purchase. The excess of the aggregate purchase price over the book value of net assets acquired will be allocated to the fair value of the assets on the purchase date. If there is any excess of the purchase price over the fair value, it will be allocated to goodwill.

 On December 3, 1998, the Board of Directors adopted a program to permit the repricing of certain options to employees (excluding the Chief Executive Officer and the Chief Financial Officer) of the Company. The revised exercise price is $1.18 per share (the market closing price on the date of repricing) instead of the original exercise prices which ranged from $1.375-$3.375 per share.

20.      OPERATIONS BY BUSINESS SEGMENTS

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

As of October 3, 1998 and September 27, 1997, the Company's receivables from such customers were approximately $1,173,000 and $2,118,000 respectively. Certain major customers made up at least 10% of total segment sales in fiscal years 1998 and 1996. Sales to one customer of the microelectronic segment in fiscal 1998, 1997 and 1996 were 10%, 9% and 10%, respectively. Sales to one customer of the electromechanical segment in fiscal 1998 were 24%.

Sales in each business segment are to unaffiliated customers. There are no intersegment sales. Assets identifiable to industry segments are those assets that are used in the Company's operations and do not include general corporate assets. General corporate assets in 1997 consist primarily of cash, furniture and fixtures, unamortized debt issue costs and the deferred income tax assets. General corporate assets in fiscal 1998 consist of deferred income tax assets.

A significant portion of the Company's sales activity is sales to foreign customers. Export sales as a percent of total sales in fiscal 1998, 1997 and 1996 were 20%, 26% and 24%, respectively.

                Foreign Sales by Major Geographical Segment
                         (In thousands of dollars)
-------------------------------------------------------------------------------
                     Fiscal 1998          Fiscal 1997          Fiscal 1996
-------------------------------------------------------------------------------
Europe                  $1,960               $4,219               $4,042
Asia                    $3,700               $3,108               $2,151
-------------------------------------------------------------------------------
Total                   $5,660               $7,327               $6,193
-------------------------------------------------------------------------------

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
             (FORMERLY BOWMAR INSTRUMENT CORPORATION AND SUBSIDIARY)

                        OPERATIONS BY BUSINESS SEGMENTS
                           (In thousands of dollars)

                                                               FISCAL YEAR
                                                   1998           1997          1996
---------------------------------------------------------------------------------------
NET SALES
Electromechanical                                $  8,444       $  5,631       $  6,477
Microelectronic                                    20,554         22,189         18,840
---------------------------------------------------------------------------------------
Total                                            $ 28,998       $ 27,820       $ 25,317
---------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
Electromechanical                                $   (376)           (50)            30
Microelectronics                                    2,569          4,171          3,561
---------------------------------------------------------------------------------------
Operating income                                    2,193          4,121          3,591
General corporate expense                             946          1,211            983
Reserve loss on sale of Acton, MA property              0            425              0
Reserve for loss on discontinued operations        (1,300)         1,300              0
Merger costs                                        1,005              0              0
Interest expense                                      517            417            522
Provision for income taxes                            812            246            796
---------------------------------------------------------------------------------------
Net income                                       $    213       $    522       $  1,290
---------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
Electromechanical                                $  3,580       $  4,132       $  2,774
Microelectronics                                    8,800         11,502          8,677
General Corporate                                   2,518          5,875          5,087
---------------------------------------------------------------------------------------
Total                                            $ 14,898       $ 21,509       $ 16,538
---------------------------------------------------------------------------------------
CAPITAL EXPENDITURES*
Electromechanical                                $     70       $    236       $     21
Microelectronics                                      420          1,794            237
General corporate                                       0              7             20
---------------------------------------------------------------------------------------
Total                                            $    490       $  2,037       $    278
---------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION EXPENSE
Electromechanical                                $    177       $    176       $    202
Microelectronics                                      456            335            237
General corporate                                       0             29             57
---------------------------------------------------------------------------------------
Total                                            $    633       $    540       $    496
---------------------------------------------------------------------------------------

*Includes expenditures under capital leases

21. INTERIM FINANCIAL RESULTS (UNAUDITED)
(In thousands of dollars, except per share data)

                                                                           FISCAL 1998
                                                  Jan 3         Apr 4         Jul 4         Oct 3         Year
-----------------------------------------------------------------------------------------------------------------
Net sales                                       $  7,632      $  8,165      $  7,198      $  6,003      $ 28,998
-----------------------------------------------------------------------------------------------------------------
Gross margin                                    $  2,591      $  2,788      $  1,550      $  1,325      $  8,254
-----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                          $    (86)     $    911      $   (594)     $   (506)     $   (275)
-----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
   operations                                   $    (67)     $    570      $   (659)     $   (411)     $   (567)
-----------------------------------------------------------------------------------------------------------------
Discontinued operations
   Electromechanical Division (Note 16)
      Loss on disposition net of deferred
      income tax expense (benefit) of $159,
      $9, $352, $0, $520                        $    276      $    (14)     $    518      $   --        $    780
-----------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations      $    276      $    (14)     $    518      $   --        $    780
-----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                               $    209      $    556      $   (141)     $   (411)     $    213
-----------------------------------------------------------------------------------------------------------------
Net income per share - basic (a)                $   0.01      $   0.07      $  (0.03)     $  (0.07)     $  (0.02)
-----------------------------------------------------------------------------------------------------------------
Common stock market price: (b)
    High                                         2 15/16       2 15/16         2 5/8       1 15/16
    Low                                          1 3/4         2 3/4           1 15/16         7/8
-----------------------------------------------------------------------------------------------------------------
Preferred market price: (b)
    High                                          40 1/2        39 1/8        35 1/2            31
    Low                                           30 1/4        34 1/4        29                22 1/2
-----------------------------------------------------------------------------------------------------------------

                                                                             FISCAL 1997
                                                      Dec 30       Mar 29       Jun 28       Sep 27         Year
------------------------------------------------------------------------------------------------------------------
Net sales                                            $  6,488     $  6,698     $  6,989     $  7,645      $ 27,820
------------------------------------------------------------------------------------------------------------------
Gross margin                                         $  2,579     $  2,609     $  2,670     $  2,844      $ 10,702
------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                               $    714     $    663     $    561     $    130      $  2,068
------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
   operations                                        $    429     $    398     $    351     $    124      $  1,302
------------------------------------------------------------------------------------------------------------------
Discontinued operations
   Electromechanical Division (Note 16)
      Loss on disposition net of deferred
      income tax expense (benefit) of
      $0, $0, $0, ($520), ($520)                     $   --       $   --       $   --       $   (780)     $   (780)
------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations           $   --       $   --       $   --       $   (780)     $   (780)
------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                    $    429     $    398     $    351     $   (656)     $    522
------------------------------------------------------------------------------------------------------------------
Net income per share - basic (a)                     $   0.05     $   0.05     $   0.04     $  (0.12)     $   0.02
------------------------------------------------------------------------------------------------------------------
Common stock market price: (b)
    High                                                1 3/4       2 3/16      2 15/16      2 13/16
    Low                                                 1 3/8       1 5/8       1 13/16      2 1/4
------------------------------------------------------------------------------------------------------------------
Preferred market price: (b)
    High                                               32           34           40               39 1/2
    Low                                                28 5/8       30 1/2       31 1/2           37
==================================================================================================================

(a) Earnings per share-assuming dilution is the same a earnings per share and thus is not shown separately.

(b)      Both common and preferred shares are traded on the American Stock
         Exchange.

                                                                   Exhibit Index

Exhibits:

      2.1 Agreement and Plan of Merger, dated May 3, 1998, by and among Bowmar Instrument Corporation, Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K filed on May 6, 1998).

     2.1A Amendment to Agreement and Plan of Merger, dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4, Registration No. 333-56565).

     2.1B Amendment to Agreement and Plan of Merger, dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, Registration No. 333-56565).

     *3.1 Amended and Restated Articles of Incorporation of White Electronic Designs Corporation.

     *3.2 Amended and Restated Code of By-Laws of White Electronic Designs Corporation.

      4.1 Rights Agreement, dated December 6, 1996, between Bowmar Instrument Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 5C to the Current Report on Form 8-K filed on December 19, 1996).

     4.1A Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, Registration No. 333-56565).

      4.2 Indenture, Bowmar Instrument Corporation 13 1/2% Convertible Subordinated Debentures due December 15, 1995 (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-7, Registration No. 2-70025).

     *4.3   Stock Certificate of White Electronic Designs Corporation

     10.1 Agreement to be Bound by Registration Rights Agreements, dated as of May

            3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4, Registration No. 333-56565).

     10.2 Agreement to be Bound by Severance Agreements and Employment Agreement, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4, Registration No. 333-56565).

   **10.3 Executive Employment Agreement by and between Hamid Shokrgozar and Bowmar Instrument Corporation (incorporated herein by reference to Exhibit 10.4(j) to the Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1998).

   **10.4 Executive Employment Agreement by and between Joseph G. Warren, Jr. and Bowmar Instrument Corporation (incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1998).

     10.5 Purchase and Sales Agreement, dated December 5, 1997, concerning the sale of the Acton, Massachusetts facility (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1998).

     10.6 Fourth Amendment to Credit Agreement, dated as of March 16, 1998, by and between Bowmar Instrument Corporation and Bank One, Arizona, NA (incorporated herein by reference to Exhibit 10.4(h) to the Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1998).

     10.7 Promissory Note Modification Agreement, dated March 16, 1998, by and between Bowmar Instrument Corporation and Bank One, Arizona, NA (incorporated herein by reference to Exhibit 10.4(i) to the Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1998).

     10.8 Lease, dated February 23, 1990, by and between Bowmar/Ali, Inc. as landlord and LAU Acquisition Corporation as tenant (incorporated herein by reference to Exhibit 10.1(bb) to the Annual Report on Form 10-K filed for the fiscal year ended September 30, 1990).

   **10.9 Employment Agreement dated August 15, 1991, as amended as of August 15, 1992, and as of June 1, 1995 between Gardiner S. Dutton and Bowmar Instrument Corporation (incorporated herein by reference to Exhibit 10.1(ff) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992 and Exhibit 5(b) to Form 8-K dated June 26, 1995).

  **10.10 Form of Incentive Stock Option Agreement covering incentive stock options granted under the Corporation's now terminated 1986 Plan, as amended October 23, 1987 (incorporated here in by reference to Exhibit 10.2(c) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1987).

  **10.11 Form of Non-Incentive Stock Option Agreement covering non-incentive stock options granted under the Corporation's now terminated 1986 Plan, as amended October 23, 1987 (incorporated by reference to Exhibit 10.2(c) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1987).

  **10.12 Bowmar Instrument Corporation Stock Option Plan for Non-Employee Directors as amended February 4, 1994 (incorporated herein by reference to Exhibit B to the Corporation's definitive Proxy Statement, prepared in connection with the

            1994 Annual Meeting of Shareholders).

  **10.13 Non-Incentive Stock Option Agreement dated August 16, 1991, as amended August 15, 1992, between Bowmar Instrument Corporation and Gardiner S. Dutton (incorporated herein by reference to Exhibit 10.1(ff) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992).

  **10.14 1994 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Corporation's definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of Shareholders).

  **10.15 Form of Agreement governing awards of restricted stock under the Corporation's now terminated Restricted Plan (incorporated herein by reference to the exhibit to Amendment No. 1 to the Registration Statement of Form S-8 (No. 2-67645)).

    10.16 Loan documents by and between Bank One, Arizona, NA and Bowmar Instrument Corporation and its wholly owned subsidiary, Bowmar/ALI, Inc. (incorporated herein by reference to exhibits 10.4a through 10.4g to the Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

    10.17 Modification Agreement dated April 26, 1996, pursuant to the Loan Agreement dated August 28, 1995 by and between Bank One, Arizona, NA and the Registrant (incorporated herein by reference to Exhibit 10.4(b) to the Annual Report on Form 10-K for the fiscal year ended September 28, 1996).

    10.18 Second Modification Agreement dated August 9, 1996, pursuant to the Loan Agreement dated August 28, 1995 by and between Bank One, Arizona, NA and the Registrant (incorporated herein by reference to Exhibit 10.4(c) to the Annual Report on Form 10-K for the fiscal year ended September 28, 1996).

    10.19 Third Modification Agreement dated March 28, 1997 pursuant to the Loan Agreement dated August 28, 1995 by and between Bank One, Arizona NA and the Registrant (incorporated herein by reference to Exhibit 10.4(d) to the Form 10-Q for the quarter ended March 29,
            1997).

    10.20 Modification of Mortgage (Massachusetts) dated March 28, 1997 by and between Bank One, Arizona NA and the Registrant and its wholly owned subsidiary, Bowmar/ALI (incorporated herein by reference to Exhibit 10.4(e) to the Form 10-Q for the quarter ended March 29, 1997).

    10.21 Modification of Mortgage (Indiana) dated March 28, 1997 by and between Bank One, Arizona NA and the Registrant (incorporated herein by reference to Exhibit 10.4(f) to the Form 10-Q for the quarter ended March 29, 1997).

    10.22 Revolving Promissory Note (RLT) dated March 28, 1997 by and between Bank One, Arizona NA and the Registrant, for up to $1,200,000 (incorporated herein by reference to Exhibit 10.4(g) to the Form 10-Q for the quarter ended March 29, 1997).

    10.23 Lease dated February 4, 1997 by and between Bowmar Instrument Corporation as tenant and Gus Enterprises-XII, LLC as landlord (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

    *21.1   Subsidiaries of White Electronic Designs Corporation.

    *27.1   Financial Data Schedule.
----------

   *   Filed herewith.
   **  Management compensatory contract, plan or arrangement.