Form 10-Q
period 1999-01-02
WHITE ELECTRONIC DESIGNS CORP
filed 1999-02-16
CIK 13606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: January 2, 1999

                                       OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________to_________________

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

At February 11, 1999, 15,803,510 shares of the Registrant's Common Stock were outstanding.

                      WHITE ELECTRONIC DESIGNS CORPORATION

                                       AND

                                   SUBSIDIARY


                                      INDEX




PART I      FINANCIAL INFORMATION...................................................................      2-9

            Item 1.  Financial Statements

                            Consolidated Balance Sheets
                              January 2, 1999, (Unaudited) and
                              September 30, 1998....................................................        2

                            Consolidated Statements of Operations
                              First Quarter Ended
                              January 2, 1999 and December 28, 1997, (Unaudited)....................        3

                            Statement of Shareholders' Equity
                              First Quarter Ended January 2, 1999 (Unaudited).......................        4

                            Consolidated Statements of Cash Flow
                              First Quarter Ended January 2, 1999 and
                              December 28, 1997, (Unaudited)........................................        5

                            Notes to Consolidated Financial
                              Statements (Unaudited)................................................        6

            Item 2.         Management's Discussion and Analysis
                              of Financial Condition and Results
                              of Operations.........................................................        8


PART II     OTHER INFORMATION.......................................................................

            Item 4.         Submission of Matters to Vote of Security Holders.......................       10

            Item 6.         Exhibits and Reports on Form 8-K........................................       10

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                           (In thousands of dollars)


--------------------------------------------------------------------------------------------------------------------------
                                                                                   January 2,                 September 30,
                                                                                      1999                         1998
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash                                                                              $    715                     $  2,756
  Accounts receivable, less allowance for
     doubtful accounts of $277 and $320                                                7,894                        3,584
  Inventories                                                                         10,189                        6,191
  Prepaid expenses                                                                       574                          109
  Deferred income taxes                                                                1,369                        1,200
--------------------------------------------------------------------------------------------------------------------------
              Total Current Assets                                                    20,741                       13,840
Property, plant and equipment, net                                                     7,385                        2,066
Deferred income taxes                                                                  3,247                            -
Goodwill and intangibles                                                               2,012                          929
Other assets, net                                                                        539                        1,100
--------------------------------------------------------------------------------------------------------------------------
              Total  Assets                                                         $ 33,924                     $ 17,935
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long term debt                                                 $    450                     $  2,332
  Accounts payable                                                                     3,391                        3,503
  Accrued salaries and benefits                                                        2,096                          503
  Accrued expenses                                                                     2,663                        2,295

--------------------------------------------------------------------------------------------------------------------------
              Total Current Liabilities                                                8,600                        8,633
Long term debt                                                                         4,489                            -
Other long term liabilities                                                              391                            -
--------------------------------------------------------------------------------------------------------------------------
              Total Liabilities                                                       13,480                        8,633

--------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                                                  20,444                        9,302

--------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                          $ 33,924                     $ 17,935
--------------------------------------------------------------------------------------------------------------------------


See notes to Consolidated Financial Statements.

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
           (In thousands of dollars, except share and per share data)


-------------------------------------------------------------------------------------------------------------------------
                                                                                            Three months ended
                                                                                  January 2,                December 28,
                                                                                     1999                        1997
-------------------------------------------------------------------------------------------------------------------------
 Revenues                                                                    $        12,301               $        9,410
 Cost of revenues                                                                     10,159                        6,607
-------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                                       2,142                        2,803
 Operating expenses:
    Research and development                                                             885                          638
    Selling, general and administrative                                                2,115                        1,770
    Merger expenses                                                                      752                            -
    Amortization of intangible assets                                                    165                          117
    Interest expense                                                                      87                           24
-------------------------------------------------------------------------------------------------------------------------
 Total expenses                                                                        4,004                        2,549
-------------------------------------------------------------------------------------------------------------------------

 (Loss) income before income taxes                                                    (1,862)                         254
 (Benefit) Provision of income taxes                                                    (744)                         100
-------------------------------------------------------------------------------------------------------------------------
 Net (loss) income from operations                                           $        (1,118)              $          154
-------------------------------------------------------------------------------------------------------------------------

 Basic net (loss) income per share                                           $         (0.09)              $         0.02
 Basic weighted average common shares and equivalents                             13,996,266                    9,040,000
-------------------------------------------------------------------------------------------------------------------------
 Diluted net (loss) income per share                                         $         (0.09)              $         0.02
 Diluted weighted average common shares and equivalents (Note 1)                  13,996,266                    9,898,000
-------------------------------------------------------------------------------------------------------------------------


Note 1 - The effect of common stock equivalents in fiscal 1999 is not reflected in the diluted loss per share calculation as their inclusion would be anti-dilutive.



 See Notes to Consolidated Financial Statements

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE QUARTER ENDED JANUARY 2, 1999
                                  (UNAUDITED)
                           (In thousands of dollars)



-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Additional                   Total Share-
                                       Preferred         Common          Treasury         Paid-in        Retained        holders'
                                         Stock           Stock            Stock           Capital        Earnings        Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998             $   -          $    72           $ (186)        $ 26,998       $ (17,582)       $  9,302
Net loss                                                                                                  (1,118)         (1,118)
Issuance of Stock Warrants                                                                     8                               8
Merger (Note 2)                           120            1,511              182           10,529               -          12,342
Payment of preferred dividends                                                                               (90)            (90)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 2, 1999                $ 120          $ 1,583           $   (4)        $ 37,535       $ (18,790)       $ 20,444
-----------------------------------------------------------------------------------------------------------------------------------


See notes to Consolidated Financial Statements

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                           (In thousands of dollars)




-----------------------------------------------------------------------------------------
                                                                    QUARTER ENDED
                                                             JANUARY 2,        DECEMBER 28,
                                                                1999              1997
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
 NET CASH USED IN OPERATING ACTIVITIES                           $(816)           $(1,298)
-----------------------------------------------------------------------------------------
 INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment                     (939)              (155)
 Cash acquired in acquisition                                      224                 --
 Proceeds from sales of property, plant and equipment               --                500
-----------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities              (715)               345

-----------------------------------------------------------------------------------------
 FINANCING ACTIVITIES:
 Borrowings under line of credit, net                            1,858                 --
 Borrowings of long-term debt                                       47                 --
 Retirement of long-term debt                                   (2,333)              (277)
 Issuance of common stock                                            8                 25
 Repurchase of common stock                                         --               (243)
 Payment of preferred stock dividends                              (90)                --

-----------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities              (510)              (495)

-----------------------------------------------------------------------------------------
 Net change in cash                                             (2,041)            (1,448)
 Cash at beginning of year                                       2,756              4,212
-----------------------------------------------------------------------------------------
 Cash at end of period                                        $    715           $  2,764

-----------------------------------------------------------------------------------------
 SUPPLEMENTAL CASH FLOWS INFORMATION:
      Net cash paid for interest                              $     58           $     32
      Net cash paid for income taxes                          $     --           $     --
 NON-CASH INVESTING AND FINANCING ACTIVITIES
 Capital lease agreements                                     $     --           $     --
 Details of Acqusition (Note 2):
     Fair value of assets acquired                            $ 18,074           $     --
     Fair value of liabilities assumed                          (5,330)                --

-----------------------------------------------------------------------------------------
     Net assets acquired                                        12,744                 --
     Acquisition costs                                            (650)                --

-----------------------------------------------------------------------------------------
 Stock issued in connection with the merger                   $ 12,094           $     --

-----------------------------------------------------------------------------------------


See notes to Consolidated Financial Statements.

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.        CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of January 2, 1999, the consolidated statements of income for the first quarter ended January 2, 1999 and December 28, 1997, and the consolidated statements of cash flows for the first quarter ended January 2, 1999 and December 28, 1997, have been prepared by the Registrant without audit. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly such financial statements have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1998. The results of operations for the above noted quarter ended January 2, 1999, are not necessarily indicative of the operating results for the full year. For further information, refer to White Electronic Designs Corporation's (formerly Bowmar Instrument Corporation) Annual Report on Form 10-K for the year ended October 3, 1998 and White Electronic Designs Corporation's (formerly Electronic Designs, Incorporated) 1998 consolidated financial statements and footnotes thereto in the Company's Form 8-K/A filed on January 11, 1999.

2.       ACQUISITION

On October 26, 1998, Bowmar Instrument Corporation ("Bowmar") merged with Electronic Designs, Incorporated ("EDI"). In connection with the merger, Bowmar changed its name to White Electronic Designs Corporation (the "Company"). While Bowmar was the legal acquirer, the merger was accounted for as a reverse acquisition purchase whereby EDI was deemed to have acquired Bowmar for financial reporting purposes. Consistent with the reverse acquisition purchase accounting treatment, the historical financial statements presented for periods prior to the merger date are the financial statements of EDI, not the previously reported consolidated financial statements of Bowmar. The operations of Bowmar have been included in the financial statements from the date of the merger.

The average market value of the Bowmar Common Stock and Preferred Stock for a reasonable period of time before and after the announcement of the merger determined the purchase price for accounting purposes. The average market value of Bowmar stocks used to record the purchase was $1.26 per share for common stock with 6,674,992 shares outstanding and $26.94 per share for preferred stock with 119,906 shares outstanding at the merger date. The aggregate value of the stocks and stock options outstanding used to record the purchase were $11,633,000 and $461,000 respectively. In addition, direct expenses of the purchase of $650,000 consisting of legal, accounting and other fees were included in the purchase price recorded.

The Company recorded costs in excess of net assets acquired of $4,075,000, which will be amortized over various periods ranging from 3 months to 15 years on a straight line basis.

The following unaudited pro forma information shows the results of operations of EDI and Bowmar for the three months ended January 2, 1999 and December 28, 1997, assuming the companies had combined as of October 1, 1997.

---------------------------------------------------------------------------
                                                    FIRST QUARTER
                                             1999                   1998
---------------------------------------------------------------------------
Revenue                                   $ 12,433                 $ 17,043
Net (loss) income                         $   (752)                $    (59)
Basic earnings (loss) per share           $  (0.05)                $  (0.01)
---------------------------------------------------------------------------



This pro forma information does not purport to be indicative of the results that actually would have been obtained if the companies had been combined during the periods presented and is not intended to be a projection of future results.

3.       EARNINGS (LOSS) PER SHARE

The Company has adopted the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") effective January 2, 1999. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of the incremental common shares issuable upon exercise of stock options. All prior period earnings per share amounts have been restated to comply with the SFAS 128.

The computation of net earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the periods presented. The weighted average shares outstanding for the first three months of fiscal 1999, were adjusted to reflect the 1.275 exchange ratio in the conversion of EDI common stock in connection with the merger.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except shares and per share amounts).

---------------------------------- ---------------------------------------------------------------------------------
                                                                   FIRST QUARTER ENDED
                                               JANUARY 2, 1999                          DECEMBER 28, 1997
---------------------------------- ----------------------------------------- ---------------------------------------
                                                                    Per                                       Per
                                        Loss          Shares       Share         Income        Shares        Share
                                    (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
---------------------------------- ------------- --------------- ----------- ------------- --------------- ---------
(Loss) Earnings, net of tax         $(1,118,000)                               $154,000
Less:preferred stock dividends           90,000
---------------------------------- ------------- --------------- ----------- ------------- --------------- ---------
BASIC EPS
(Loss) Earnings, net of tax         $(1,208,000)    13,996,266    $(0.09)      $154,000      9,040,000       $0.02

---------------------------------- ------------- --------------- ----------- ------------- --------------- ---------
Effect of Dilutive Securities
Common stock options                                                                           609,000
Stock purchase warrants                                                                        249,000
---------------------------------- ------------- --------------- ----------- ------------- --------------- ---------
DILUTED EPS
(Loss) Earnings available to
common stock holders                $(1,208,000)    13,996,266    $(0.09)      $154,000      9,898,000       $0.02
---------------------------------- ------------- --------------- ----------- ------------- --------------- ---------


During the quarter ended January 2, 1999, the convertible preferred stock and the common stock options were not included in the computation of diluted EPS because their inclusion would have been antidilutive.

5.       INVENTORIES

Inventories consist of the following (in thousands of dollars):


--------------------    --------------------   ----------------------
                          JANUARY 2, 1999         SEPTEMBER 30, 1998
--------------------    --------------------   ----------------------

Raw materials                    $ 4,357                  $ 4,193
Work-in-process                    3,432                      265
Finished goods                     2,400                    1,733
---------------------    --------------------   ----------------------

Total Inventories                $10,189                  $ 6,191
---------------------    --------------------   ----------------------

Included in net inventory is nonrecurring inventory revaluation expenses of $1,490,000 taken during the first quarter of fiscal 1999 in connection with the merger.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On October 26, 1998, Bowmar Instrument Corporation ("Bowmar") merged with Electronic Designs, Inc. ("EDI"). In connection with the merger, Bowmar changed its name to White Electronic Designs Corporation (the "Company"). While Bowmar was the legal acquirer, the merger was accounted for as a reverse acquisition purchase whereby EDI was deemed to have acquired Bowmar for financial reporting purposes. Consistent with the reverse acquisition purchase accounting treatment, the historical financial statements presented for periods prior to the merger date are the financial statements of EDI, not the previously reported consolidated financial statements of Bowmar. The operations of Bowmar have been included in the financial statements from the date of the merger.

RESULTS OF OPERATION

NET SALES

Sales for the first quarter ended January 2, 1999 were $12,301,000 compared to prior year sales for the first quarter of $9,410,000. The increase is due to the financial presentation for the 1998 first quarter of only EDI's results. If the sales of Bowmar had been included in the first quarter of 1998 results, combined sales would have been $17,043,000. The primary reasons for the decline in combined sales are the lower average sales prices decrease and the decreased demand in the military memory market brought on by the conversion to commercial-off-the-shelf (COTS) parts.

GROSS MARGIN

Gross margins for the quarter ended January 2, 1999 decreased by $661,000 from the same period of fiscal 1998. The lower gross margin is primarily attributable to the nonrecurring inventory revaluation expenses of $1,490,000 taken in connection with the merger.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the first quarter ended January 2, 1999 were up $247,000 as compared to the first quarter in the prior year. The inclusion of Bowmar's research and development expense in the first quarter of fiscal 1998 would have resulted in an overall increase of

$68,000 in the first quarter of fiscal 1999. The increase is primarily due to the reclassification of engineering expenses to research and development which is consistent with EDI accounting policies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the 1999 first quarter increased $345,000 versus the same period in fiscal 1998. The inclusion of Bowmar's selling, general and administrative expenses in the first quarter of fiscal 1998 would have resulted in a decrease of $2,004,000. The decrease is a result of the savings realized from the closure of Bowmar's corporate office at the end of the fiscal 1998 first quarter. In addition, sales costs and commissions are lower as a result of reorganization in the sales departments and lower commissions following a decline in sales. Finally, the Company is just beginning to realize savings in selling, general and administrative expenses due to efficiencies resulting from the merger.

INTEREST EXPENSE

Interest expense in the first quarter of fiscal 1999 increased $63,000 compared to interest expense for the same period in fiscal 1998. The increase was due to the inclusion of Bowmar's debt in the 1999 results.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased by $48,000 for the first quarter of fiscal 1999 as compared to the same period in fiscal 1998. Intangible assets increased $1,247,000 as a result of the merger. These assets are being amortized over four and five years using the straight line method.

FINANCIAL CONDITION AND LIQUIDITY

In the first quarter of fiscal 1999 working capital increased to $12,141,000 from $5,207,000, principally as a result of the increase in current assets due to the merger.

The Company's operations used approximately $816,000 cash in the first quarter of fiscal 1999. This mainly represents the net loss for the period.

Cash flows used from financing activities primarily resulted from the retirement of long term debt of $2,333,000.

During the first quarter of 1999 the Company executed a modification to its credit facility with Bank One. These modifications increased the revolving line of credit and modified certain restrictive covenants.

Management believes that cash generated by operations, in addition to the Company's borrowing capability, should be sufficient to fund the Company's cash needs for the foreseeable future.

Certain matters discussed in this document contain forward-looking statements. The words "believe," "expect" and "anticipate" identify forward-looking statements that speak only as of the date the statement is made. These forward-looking statements are based largely on Management's expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this document will prove to be accurate. Actual results may differ materially from those in the forward- looking statements.

                                     PART II
ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 23, 1998, there was a special meeting of the shareholders of Bowmar Instrument Corporation, called to consider and vote upon the following proposals:

(a) A proposal to approve the Agreement and Plan of Merger by and among Bowmar Instrument Corporation, Electronic Designs, Inc. and Bravo Acquisition Subsidiary, a wholly owned subsidiary of Bowmar, and the transactions contemplated by the Merger Agreement;

(b) A proposal to amend Bowmar's Amended and Restated Articles of Incorporation (the "Articles") to increase the number of authorized shares of common stock of Bowmar from 15,000,000 to 60,000,000.

(c) A proposal to amend the Articles to change the name of Bowmar after the Merger to "White Electronic Designs Corporation."

The number of votes cast for, against or abstained for each proposal is as follows:

         Proposal                           For                        Against                      Abstain
         --------                           ---                        -------                      -------
a) - Merger Agreement                    3,919,397                     252,946                      41,365


b) - Increase Number of
     Authorized Shares                   3,438,039                     689,564                      121,103


c) - Name Change of Merged
     Company                             3,867,616                     299,424                      81,666



ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS.


     3.1 Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Annual Report on Form 10-K filed December 24, 1998).

     3.2 Amended and Restated Code of By-laws (incorporated herein by reference to Exhibit 3.2 to Annual Report on Form 10-K filed December 24, 1998).

     4.1 Rights Agreement, dated as of December 6, 1996 between the Registrant and American Stock Transfer and Trust Corporation (incorporated herein by reference to Exhibit 5C to the Current Report on Form 8-K filed December 19,
1996).

     4.1A Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, Registration No. 333-56565).

     10.1 Modification Agreement dated November 1, 1998 pursuant to the Loan Agreement dated August 28, 1995 by and between Bank One, Arizona, N.A. and the Registrant.

     10.2 Unconditional Guarantee of Payment by Electronic Designs Inc. to Bank One, Arizona N.A.

     Dated November 1, 1998.

     27  Financial Data Schedule

B.  REPORTS ON FORM 8-K.

     Form 8-K filed November 10, 1998.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       WHITE ELECTRONIC DESIGNS CORPORATION

                                       /S/ Joseph G. Warren, Jr.
                                       _____________________________________
                                       Joseph G. Warren, Jr.
                                       Vice President Finance
Dated: February 15, 1999

                               Index to Exhibits
                               -----------------

Exhibit No.                               Description
-----------                               -----------

     3.1 Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Annual Report on Form 10-K filed December 24, 1998).

     3.2 Amended and Restated Code of By-laws (incorporated herein by reference to Exhibit 3.2 to Annual Report on Form 10-K filed December 24, 1998).

     4.1 Rights Agreement, dated as of December 6, 1996 between the Registrant and American Stock Transfer and Trust Corporation (incorporated herein by reference to Exhibit 5C to the Current Report on Form 8-K filed December 19, 1996).

     4.1A Amendment No. 1 to Rights Agreement, effective as of May 3, 1998
          (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, Registration No. 333-56565).

     10.1 Modification Agreement dated November 1, 1998 pursuant to the Loan Agreement dated August 28, 1995 by and between Bank One, Arizona, N.A. and the Registrant.

     10.2 Unconditional Guarantee of Payment by Electronic Designs Inc. to Bank One, Arizona N.A.




     Dated November 1, 1998.

     27  Financial Data Schedule