Form 10-Q
period 1999-04-03
WHITE ELECTRONIC DESIGNS CORP
filed 1999-05-17
CIK 13606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


         (Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: April 3, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

At May 10, 1999, 15,808,401 shares of the Registrant's Common Stock were outstanding.

                      WHITE ELECTRONIC DESIGNS CORPORATION

                                      AND

                                   SUBSIDIARY


                                     Index


PART I   FINANCIAL INFORMATION                                                      2-11

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                    April 3, 1999, (Unaudited) and
                    September 30, 1998 ...............................................  2

                  Consolidated Statements of Operations
                    Second quarter and six months ended
                    April 3, 1999 and March 29, 1998, (Unaudited) ....................  3

                  Statement of Shareholders' Equity
                    Six months ended April 3, 1999 (Unaudited) .......................  4

                  Consolidated Statements of Cash Flow Six months ended April 3,
                    1999 and March 29, 1998, (Unaudited) .............................  5

                  Notes to Consolidated Financial
                    Statements (Unaudited) ...........................................  6

         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations ....................................................  8


PART II  OTHER INFORMATION                                                          11-12

         Item 4.  Submission of Matters to Vote of Security Holders .................. 11

         Item 6.  Exhibits and Reports on Form 8-K ....................................12

              WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                                   April 3,           September 30,
                                                                                     1999                  1998
                                                                                 (Unaudited)            (Note 1)
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash                                                                              $ 496               $ 2,756
  Accounts receivable, less allowance for
     doubtful accounts of $184 and $320                                             8,136                 3,584
  Inventories                                                                       9,951                 6,191
  Prepaid expenses                                                                    783                   109
  Deferred income taxes                                                             1,369                 1,200
-------------------------------------------------------------------------------------------------------------------
              Total Current Assets                                                 20,735                13,840
Property, plant and equipment, net                                                  7,241                 2,066
Deferred income taxes                                                               3,638                     -
Goodwill and intangibles                                                            1,823                   929
Other assets, net                                                                     222                 1,100
-------------------------------------------------------------------------------------------------------------------
              Total  Assets                                                      $ 33,659              $ 17,935
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long term debt                                               $ 2,243               $ 2,332
  Accounts payable                                                                  5,094                 3,503
  Accrued salaries and benefits                                                     2,012                   503
  Accrued expenses                                                                  2,343                 2,295
-------------------------------------------------------------------------------------------------------------------
              Total Current Liabilities                                            11,692                 8,633
Long term debt                                                                      2,489                     -
Other long term liabilities                                                           401                     -
-------------------------------------------------------------------------------------------------------------------
              Total Liabilities                                                    14,582                 8,633
-------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                                               19,077                 9,302
-------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                       $ 33,659              $ 17,935
===================================================================================================================

See notes to Consolidated Financial Statements.

Note 1 - As a result of the merger on October 26, 1998 of White Electronic Designs Corporation (formerly Bowmar Instrument Corporation) and Electronic Designs, Inc. (EDI), which was accounted for as a purchase by EDI of Bowmar, the financials for the fiscal year ending September 30, 1998 include only the results of EDI.

              WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
           (in thousands of dollars, except share and per share data)

----------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                     Six Months Ended
                                                   April 3,            March 29,         April 3,            March 29,
                                                     1999                 1998             1999                1998
                                                                        (Note 1)                             (Note 1)
----------------------------------------------------------------------------------------------------------------------
Revenues                                       $     12,960       $      7,900       $     25,262       $     17,310
Cost of revenues                                      9,978              6,350             20,103             12,957
----------------------------------------------------------------------------------------------------------------------
   Gross margin                                       2,982              1,550              5,159              4,353
----------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Research and development                             944                650              1,863              1,288
   Selling, general and administrative                2,756              1,922              4,872              3,692
   Merger expenses                                      100               --                  852               --
   Amortization of intangible assets                    189                116                354                233
   Interest expense                                     120                 36                207                 60
----------------------------------------------------------------------------------------------------------------------
Total expenses                                        4,109              2,724              8,148              5,273
----------------------------------------------------------------------------------------------------------------------
Loss before income taxes                             (1,127)            (1,174)            (2,989)              (920)
Income tax benefit                                      451                100              1,195               --
----------------------------------------------------------------------------------------------------------------------
Net loss from operations                       $       (676)      $     (1,074)      $     (1,794)      $       (920)
----------------------------------------------------------------------------------------------------------------------
     Loss from discontinued operations
         net of income tax benefit of $28              (342)              --                 (342)              --
----------------------------------------------------------------------------------------------------------------------
Net loss                                       $     (1,018)      $     (1,074)      $     (2,136)      $       (920)
----------------------------------------------------------------------------------------------------------------------
Loss per share, continuing operations          $      (0.05)      $      (0.12)      $      (0.14)      $      (0.10)
Loss per share, discontinued operations               (0.02)              --                (0.02)              --
----------------------------------------------------------------------------------------------------------------------
Basic net loss per share                       $      (0.07)      $      (0.12)      $      (0.16)      $      (0.10)
Basic weighted average common shares             15,794,000          8,989,000         14,895,000          9,014,000
======================================================================================================================

See notes to Consolidated Financial Statements.

Note 1 - As a result of the merger on October 26, 1998 of White Electronic Designs Corporation (formerly Bowmar Instrument Corporation) and Electronic Designs, Inc. (EDI), which was accounted for as a purchase by EDI of Bowmar, the financials for the second quarter and first six months of fiscal 1998 include only the results of EDI.

              WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  (UNAUDITED)

                     FOR THE SIX MONTHS ENDED APRIL 3, 1999

                           (in thousands of dollars)

----------------------------------------------------------------------------------------------------------------------------
                                                                            Additional                             Total
                                      Preferred     Common      Treasury      Paid-in       Retained            Shareholders'
                                        Stock        Stock        Stock       Capital       Earnings               Equity
----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998             $   -      $    72      $ (186)      $ 26,998      $ (17,582)           $  9,302
Net loss                                                                                      (2,136)             (2,136)
Exercise of Stock Options                                2                          1                                  3
Issuance of Stock Warrants                                                         15                                 15
Merger (Note 2)                           120        1,511         182         10,260                             12,073
Payment of preferred dividends                                                                  (180)               (180)
----------------------------------------------------------------------------------------------------------------------------
Balance, April 3, 1999                  $ 120      $ 1,585      $   (4)      $ 37,274      $ (19,898)           $ 19,077
----------------------------------------------------------------------------------------------------------------------------


See notes to Consolidated Financial Statements

              WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                           (in thousands of dollars)

---------------------------------------------------------------------------------------------------------
                                                                                 SIX MONTHS ENDED
                                                                          April 3,               March 29,
                                                                            1999                   1998
                                                                                                 (Note 1)
---------------------------------------------------------------------------------------------------------
 NET CASH USED IN OPERATING ACTIVITIES                                    $ (500)                 $ (40)
---------------------------------------------------------------------------------------------------------
 INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment                             (1,172)                  (441)
 Cash acquired in acquisition                                                224                      -
 Proceeds from sales of property, plant and equipment                          -                    500
---------------------------------------------------------------------------------------------------------
 Net cash (used in) provided by investing activities                        (948)                    59
---------------------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES:
 Borrowings under line of credit, net                                      1,727                      -
 Borrowings of long-term debt                                                 22                      -
 Issuance of long-term debt                                                    -                    150
 Retirement of long-term debt                                             (2,384)                  (549)
 Issuance of common stock                                                      3                     25
 Repurchase of common stock                                                    -                   (310)
 Payment of preferred stock dividends                                       (180)                     -
---------------------------------------------------------------------------------------------------------
 Net cash used in financing activities                                      (812)                  (684)
---------------------------------------------------------------------------------------------------------
 Net change in cash                                                       (2,260)                  (665)
 Cash at beginning of year                                                 2,756                  4,212
---------------------------------------------------------------------------------------------------------
 Cash at end of period                                                     $ 496                $ 3,547
---------------------------------------------------------------------------------------------------------
 NON-CASH INVESTING AND FINANCING ACTIVITIES
 Details of Acquisition
  Fair value of assets required                                          $18,074                $     -
  Fair value of liabilities assumed                                       (5,351)                     -
---------------------------------------------------------------------------------------------------------
 Net assets required                                                     $12,723                $     -
 Acquisition costs                                                          (650)                     -
---------------------------------------------------------------------------------------------------------
 Stock issued in connection with the merger                              $12,073                $     -
=========================================================================================================

See notes to Consolidated Financial Statements

Note 1 - As a result of the merger on October 26, 1998 of White Electronic Designs Corporation (formerly Bowmar Instrument Corporation) and Electronic Designs, Inc. (EDI), which was accounted for as a purchase by EDI of Bowmar, the financials for the first six months of fiscal 1998 include only the results of EDI.

              WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of April 3, 1999, the consolidated statements of income for the second quarter ended April 3, 1999 and March 29, 1998, and the consolidated statements of cash flows for the six months ended April 3, 1999 and March 29 1998, have been prepared by the Registrant without audit. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly such financial statements have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the above noted periods ended April 3, 1999, are not necessarily indicative of the operating results for the full year. For further information, refer to White Electronic Designs Corporation's (formerly Bowmar Instrument Corporation) Annual Report on Form 10-K for the year ended October 3, 1998 and Electronic Designs, Inc., 1998 consolidated financial statements and footnotes thereto in White Electronic Designs Corporation's Form 8-K/A filed on January 11, 1999.

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

The average market value of the Bowmar Common Stock and Preferred Stock for a reasonable period of time before and after the announcement of the merger determined the purchase price for accounting purposes. The average market value of Bowmar stocks used to record the purchase was $1.26 per share for common stock with 6,674,992 shares outstanding and $26.94 per share for preferred stock with 119,906 shares outstanding at the merger date. The aggregate value of the stocks and stock options outstanding used to record the purchase were $11,633,000 and $440,000 respectively. In addition, direct expenses of the purchase of $650,000 consisting of legal, accounting and other fees were included in the purchase price recorded.

The Company allocated costs in excess of net assets acquired of $4,075,000, to inventory, fixed assets, and intangible assets, which are being amortized over various periods ranging from 3 months to 15 years on a straight line basis.

The following unaudited pro forma information shows the results of operations of EDI and Bowmar for the quarter and six months ended April 3, 1999 and March 29, 1998, assuming the companies had combined as of October 1, 1997.


                                                      Three Months Ended                          Six Months Ended
                                                 April 3,            March 29,            April 3,               March 29,
                                                  1999                1998                 1999                     1998
----------------------------------------------------------------------------------------------------------------------------
Revenue                                       $  12,960              $ 16,065            $ 25,262                $ 33,107
Net loss, continuing operations               $    (676)             $   (561)           $ (1,428)               $   (620)
Basic loss per share, continuing operations   $   (0.05)             $  (0.04)           $  (0.11)               $  (0.05)
----------------------------------------------------------------------------------------------------------------------------

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

The computation of net earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the periods presented. The weighted average shares outstanding for the periods presented were adjusted to reflect the 1.275 exchange ratio in the conversion of EDI common stock in connection with the merger.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic EPS is provided as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                             Second Quarter Ended
                                                                     April 3, 1999     March 29, 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                   Loss          Shares      Per Share        Loss           Shares       Per Share
                                               (Numerator)    (Denominator)    Amount     (Numerator)     (Denominator)    Amount
-----------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations net of tax     $(676,000)                                 $(1,074,000)
Less: preferred stock dividends                  (90,000)
-----------------------------------------------------------------------------------------------------------------------------------
Basic EPS
Loss from continuing operations, net of tax    $(766,000)       15,794,000     $(0.05)    $(1,074,000)      8,989,000      $(0.12)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                               Six Months Ended
                                                             April 3, 1999                              March 29, 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                   Loss          Shares      Per Share        Loss           Shares       Per Share
                                               (Numerator)    (Denominator)    Amount     (Numerator)     (Denominator)    Amount
-----------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations net of tax    $(1,794,000)                                $(920,000)
Less: preferred stock dividends                  (180,000)
-----------------------------------------------------------------------------------------------------------------------------------
Basic EPS
Loss from continuing operations, net of tax   $(1,974,000)     14,895,000      $(0.14)    $(920,000)        9,014,000       $(0.10)
-----------------------------------------------------------------------------------------------------------------------------------

4.       INVENTORIES

Inventories consist of the following (in thousands of dollars):

----------------------------------------------------------------------
                                  April 3, 1999    September 30, 1998
----------------------------------------------------------------------
Raw materials                      $   5,536          $   4,193
Work-in-process                        3,297                265
Finished goods                         1,118              1,733
----------------------------------------------------------------------
Total Inventories                  $   9,951          $   6,191
======================================================================

5.       DISCONTINUED OPERATIONS

The net loss represents a final settlement of claims made by the buyer in connection with the October 1997 sale of Crystallume.

6.       DEBT AGREEMENT

During the first quarter of 1999 the Company executed a modification to its credit facility with Bank One. These modifications increased the revolving line of credit and modified certain restrictive covenants. At the close of the quarter ended April 3, 1999, the Company was not in compliance with certain of the restrictive covenants. The Company and the bank have modified the credit facility to revise those restrictive covenants. The Company currently is in compliance with the revised covenants.


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

Results Of Operation

Net Sales

Sales for the second quarter ended April 3, 1999 were $12,960,000, an increase of 64% compared to prior year sales for the second quarter of $7,900,000. Sales for the first six months of fiscal 1999 were $25,262,000, an increase of 46%, as compared to $17,310,000 for the same period of fiscal 1998. The increase is due to inclusion in the financial presentation for the 1999 second quarter and six months of the combined results of the former Bowmar and EDI. If the sales of Bowmar had been included in the second quarter and six months of 1998, combined sales for those periods would have been $16,065,000 and $33,107,000 respectively. The primary reasons for the decrease in combined sales are the lower average sales prices and the lower demand in the military memory market brought on by the conversion to commercial-off-the-shelf (COTS) parts.

Gross Margin

Gross margins for the quarter and six months ended April 3, 1999 increased by $1,432,000 and $806,000 respectively from the same periods of fiscal 1998. The inclusion of Bowmar's sales and cost of goods sold in the second quarter and six months of fiscal 1998 would have resulted in a decrease in gross margin of $1,356,000 and $4,573,000 for the second quarter and six months of fiscal 1999 respectively compared to the same periods of fiscal 1998. The gross margin decline is mainly attributable to the decline in sales combined with the nonrecurring inventory revaluations and merger related expenses of $1,823,000 during fiscal 1999.

Research and Development Expenses

Research and development expenses for the second quarter and six months ended April 3, 1999 were up $294,000 and $575,000 respectively as compared to the same periods in the prior year. The inclusion of Bowmar's research and development expense in the second quarter and six months of fiscal 1998 would have resulted in overall increases of $55,000 and $157,000 respectively in the second quarter and six months of fiscal 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the 1999 second quarter increased $834,000 versus the same period in fiscal 1998 and increased $1,180,000 for the six months of fiscal 1999 compared to the same period of fiscal 1998. The inclusion of Bowmar's selling, general and administrative expenses in the second quarter and first six months of fiscal 1998 would have resulted in a decrease of $641,000 and $2,614,000 for the second quarter and first six months of fiscal 1999 respectively. The decrease is a result of the savings realized from the closure of Bowmar's corporate office at the end of the fiscal 1998 first quarter. In addition, sales costs and commissions are lower as a result of reorganization in the sales departments and lower commissions following a decline in sales. Finally, the Company is just beginning to realize savings in selling, general and administrative expenses due to efficiencies resulting from the merger.

Interest Expense

Interest expense in the second quarter and first six months of fiscal 1999 increased $84,000 and $147,000, respectively compared to interest expense for the same periods in fiscal 1998. The increase is due to the inclusion of Bowmar's debt in the 1999 results.

Amortization of Intangible Assets

Amortization of intangible assets increased by $73,000 for the second quarter and $121,000 for the first six months of fiscal 1999 as compared to the same periods in fiscal 1998. Gross intangible assets increased $1,247,000 as a result of the merger. These assets are being amortized over four and five years using the straight line method.

Discontinued Operations

In connection with the October 1997 sale by EDI of Crystallume, Inc., the Company had recorded a receivable in the amount of $625,000. As previously disclosed, the buyer asserted an indemnity claim against the Company and refused to pay the $625,000 balance due including the initial installment of $250,000 which was due on October 1, 1998. See Form 8-K/A filed January 11, 1999. The Company and the buyer have resolved this matter. In exchange for executing mutual releases the Company has reduced the receivable to $325,000 and agreed to forego future royalties.

Year 2000

Many computer systems experience problems handling dates beyond the year 1999. Many existing computer programs only use two digits to identify a year in the date field. As a result, computer systems and/or software used by many computers may need to be upgraded to comply with such "Year 2000" requirements. Such systems and programs must be modified or replaced prior to January 1, 2000 in order to remain functional. Significant uncertainty exists in the hardware and software industry concerning the potential effects associated with such compliance. The Company has undertaken a company-wide review of its Year 2000 exposure. The Company has surveyed its supporting systems and has implemented a plan to make its systems Year 2000 compliant by August 1999. All current products are now Year 2000 compliant. The Company has also been in contact with its major suppliers and vendors, each of which is either Year 2000 compliant or is completing system upgrades to become compliant. The Company is currently responding to customer inquiries with respect to the Year 2000 issue. If modifications and conversions to address the Year 2000 issue are not completed on a timely basis or are not fully effective, the Year 2000 problem may have a material adverse effect on the Company. The Company expects to implement successfully the systems and programming changes necessary to address the Year 2000 issue and does not believe the cost of such actions will have a material adverse effect on the Company, its results of operations or financial conditions. The Company also relies, directly and indirectly, on the external systems of business enterprises such as customers, suppliers, creditors, and financial organizations for accurate exchange of data. Even if the Company's products or its internal systems are not materially affected by the Year 2000 issue, the Company could be affected through disruptions in the operations of its internal systems and business operations, and there can be no assurance that such will not result in a material disruption of its business, financial condition or result of operations.

Financial Condition and Liquidity

As of April 3, 1999, working capital increased to $9,043,000 from $5,207,000, principally as a result of the increase in current assets due to the merger.

The Company's operations used approximately $500,000 cash in the first six months of fiscal 1999. This mainly represents the net loss for the period. The Company incurred approximately $1,004,000 in depreciation and amortization in the first six months of fiscal 1999.

Cash flows used from financing activities primarily resulted from the retirement of long term debt of $2,384,000.

During the first quarter of 1999 the Company executed a modification to its credit facility with Bank One. These modifications increased the revolving line of credit to $6,000,000 and modified certain restrictive covenants. At the close of the quarter ended April 3, 1999, the Company was not in compliance with certain of the restrictive covenants. The Company and the bank have modified the credit facility to revise those restrictive covenants. The Company currently is in compliance with the revised covenants.

Management believes that cash generated by operations, in addition to the Company's borrowing capability, should be sufficient to fund the Company's cash needs for the foreseeable future.

Certain matters discussed in this document contain forward-looking statements. The words "believe," "expect" and "anticipate" identify forward-looking statements that speak only as of the date the statement is made. These forward-looking statements are based largely on Management's expectations and are subject to a number of risks and uncertainties, including, but not limited to the Company's ability to implement cost savings initiatives while maintaining production levels, the Company's ability to price its products competitively and obtain new orders, trends in customer outsourcing and competition from suppliers with greater resources than those of the Company. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this document will prove to be accurate. Actual results may differ materially from those in the forward-looking statements.


                                    PART II

ITEM 4

     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Shareholders was held on February 11, 1999.

(b) At that meeting all of the then current directors were re-elected. The vote was as follows:

-------------------------------------------------------------------------------
          Name                          For                 Withhold Authority
-------------------------------------------------------------------------------
     Norman T. Hall                 14,617,571                   131,086
     Donald F. McGuinness           14,617,571                   131,086
     Thomas M. Reahard              14,617,371                   131,286
     Hamid R. Shokrgozar            14,617,371                   131,286
     Thomas J. Toy                  14,617,571                   131,086
     Edward A. White                14,615,971                   132,686


(c) At that meeting the shareholders ratified the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for fiscal 1999. The vote was as follows:


          For            12,384,650
          Against            26,016
          Abstain            65,865

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K


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

  27   Financial Data Schedule


b.  REPORTS ON FORM 8-K.

     Form 8-K/A filed January 11, 1999.


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


Dated: May 17, 1999

                                 EXHIBIT INDEX


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

  27   Financial Data Schedule