Form 10-Q
period 1999-07-03
WHITE ELECTRONIC DESIGNS CORP
filed 1999-08-17
CIK 13606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         (Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the quarterly period ended: July 3, 1999

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

At August 16, 1999, 15,909,611 shares of the Registrant's Common Stock were outstanding.

                      WHITE ELECTRONIC DESIGNS CORPORATION

                                       AND

                                   SUBSIDIARY


                                      INDEX


PART I    FINANCIAL INFORMATION..........................................   2-11

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets
                     July 3, 1999 (Unaudited) and
                     September 30, 1998..................................      2

                   Condensed Consolidated Statements of Operations
                     Third quarter and nine months ended
                     July 3, 1999 and June 28, 1998 (Unaudited)..........      3

                   Condensed Statement of Shareholders' Equity
                     Nine months ended July 3, 1999 (Unaudited)..........      4

                   Condensed Consolidated Statements of Cash Flow
                     Nine months ended July 3, 1999 and
                     June 28, 1998 (Unaudited)...........................      5

                   Notes to Consolidated Financial
                     Statements (Unaudited)..............................      6

          Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations.......................................      8

          Item 3.  Quantitative and Qualitative Disclosures about Risks..     11

PART II   OTHER INFORMATION..............................................     11

          Item 6.  Exhibits and Reports on Form 8-K......................     11

              WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           {In thousands of dollars)

--------------------------------------------------------------------------------
                                                     July 3,     September 30,
                                                      1999           1998
                                                   (Unaudited)     (Note 1)
--------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash                                               $    --       $ 2,756
  Accounts receivable, less allowance for
     doubtful accounts of $140 and $320               10,115         3,584
  Inventories                                         11,404         6,191
  Prepaid expenses                                       916           109
  Deferred income taxes                                1,369         1,200
--------------------------------------------------------------------------------
              Total Current Assets                    23,804        13,840
Property, plant and equipment, net                     7,422         2,066
Deferred income taxes                                  3,317            --
Goodwill and intangibles                               1,634           929
Other assets, net                                        245         1,100
--------------------------------------------------------------------------------
              Total  Assets                          $36,422       $17,935
================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long term debt                  $ 4,289       $ 2,332
  Accounts payable                                     5,193         3,503
  Accrued salaries and benefits                        2,016           503
  Accrued expenses                                     2,653         2,295
--------------------------------------------------------------------------------

              Total Current Liabilities               14,151         8,633
Long term debt                                         2,377            --
Other long term liabilities                              411            --
--------------------------------------------------------------------------------
              Total Liabilities                       16,939         8,633
--------------------------------------------------------------------------------

Shareholders' Equity                                  19,483         9,302
--------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity           $36,422       $17,935
================================================================================

See notes to Consolidated Financial Statements.

Note 1 - As a result of the merger on October 26, 1998 of White Electronic Designs Corporation (formerly Bowmar Instrument Corporation) and Electronic Designs, Inc. (EDI), which was accounted for as a purchase by EDI of Bowmar, the financials for the fiscal year ending September 30, 1998 include only the results of EDI.

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
           {In thousands of dollars, except share and per share data)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended                      Nine Months Ended
                                                            July 3,           June 28,              July 3,             June 28,
                                                             1999              1998                  1999                 1998
                                                                             (Note 1)                                  (Note 1)
-----------------------------------------------------------------------------------------------------------------------------------
 Revenues                                           $        15,172      $         8,054      $        40,434      $        25,364
 Cost of revenues                                            10,580                6,354               30,683               19,311
-----------------------------------------------------------------------------------------------------------------------------------
    Gross margin                                              4,592                1,700                9,751                6,053
-----------------------------------------------------------------------------------------------------------------------------------
 Operating expenses:
    Research and development                                    888                  575                2,751                1,863
    Selling, general and administrative                       2,561                1,597                7,435                5,634
    Merger expenses                                               -                  336                  850                    -
    Amortization of intangible assets                           189                  117                  543                  350
    Interest expense                                            126                   31                  333                   91
-----------------------------------------------------------------------------------------------------------------------------------
 Total expenses                                               3,764                2,656               11,912                7,938
-----------------------------------------------------------------------------------------------------------------------------------
 Income (loss) before income taxes                              828                 (956)              (2,161)              (1,885)
 Income tax expense (benefit)                                   335                    -                 (860)                   -
-----------------------------------------------------------------------------------------------------------------------------------
 Net income (loss) from operations                  $           493      $          (956)     $        (1,301)     $        (1,885)
-----------------------------------------------------------------------------------------------------------------------------------
      Loss from discontinued operations
          net of income tax benefit of $28                        -                    -                 (342)                   -
-----------------------------------------------------------------------------------------------------------------------------------
 NET INCOME (LOSS)                                  $           493      $          (956)     $        (1,643)     $        (1,885)
-----------------------------------------------------------------------------------------------------------------------------------
 Earnings (loss) per share-basic,                                                             $         (0.11)     $         (0.27)
    continuing operations                           $          0.03      $         (0.14)
 Loss per share-basic,                                            -                    -                                         -
     discontinued operations                                                                            (0.02)
-----------------------------------------------------------------------------------------------------------------------------------
 Basic net income (loss) per share                  $          0.03      $         (0.14)     $         (0.13)     $         (0.27)
 Basic weighted average common shares (Note 2)           15,808,401            7,048,000           15,189,362            7,063,000
===================================================================================================================================

See notes to Consolidated Financial Statements.

Note 1 - As a result of the merger on October 26, 1998 of White Electronic Designs Corporation (formerly Bowmar Instrument Corporation) and Electronic Designs, Inc. (EDI), which was accounted for as a purchase by EDI of Bowmar, the financials for the third quarter and first nine months of fiscal 1998 include only the results of Electronic Designs, Inc.

Note 2 - For fiscal 1999 and 1998 earnings per share, assuming dilution is the same as earnings per share basic and thus is not shown separately.

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            FOR THE NINE MONTHS ENDED
                                  JULY 3, 1999
                                   (UNAUDITED)
                            {In thousands of dollars)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Additional                         Total
                                      Preferred         Common           Treasury        Paid-in         Retained      Shareholders'
                                        Stock           Stock             Stock          Capital         Earnings        Equity
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998           $   --           $     72         $   (186)        $ 26,998        $(17,582)      $  9,302
Net loss                                                                                                   (1,643)        (1,643)
Exercise of Stock Options                                     2                                 1                              3
Issuance of Stock Warrants                                                                     18                             18
Merger (Note 1)                            120            1,511              182           10,260                         12,073
Payment of preferred dividends                                                                               (270)          (270)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 3, 1999                 $    120         $  1,585         $     (4)        $ 37,277        $(19,495)      $ 19,483
===================================================================================================================================

See notes to Consolidated Financial Statements

Note 1 - As a result of the merger on October 26, 1998 of White Electronic Designs Corporation (formerly Bowmar Instrument Corporation) and Electronic Designs, Inc. (EDI) which was accounted for as a purchase by EDI of Bowmar, the financials for the first nine months of fiscal 1998 include only the results of EDI.

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            {In thousands of dollars)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                NINE MONTHS ENDED
                                                                             JULY 3,                                  JUNE 28,
                                                                              1999                                     1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     (NOTE 1)
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                         $ (2,290)                                $      3
-----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Acquisition of property, plant and equipment                                  (1,722)                                    (625)
Cash acquired in acquisition                                                     224                                     --
Proceeds from sales of property, plant and equipment                            --                                        500
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (1,498)                                    (125)
-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Borrowings under line of credit, net                                           3,848                                     --
Borrowings of long-term debt                                                      22
Issuance of long-term debt                                                      --                                        150
Retirement of long-term debt                                                  (2,571)                                    (817)
Issuance of common stock                                                           3                                       50
Repurchase of common stock                                                      --                                       (310)
Payment of preferred stock dividends                                            (270)                                    --
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                            1,032                                     (927)
-----------------------------------------------------------------------------------------------------------------------------------
Net change in cash                                                            (2,756)                                  (1,049)
Cash at beginning of year                                                      2,756                                    4,212
-----------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                       $   --                                   $  3,163
-----------------------------------------------------------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES
Details of Acquisition
   Fair value of assets acquired                                            $ 18,074                                 $   --
   Fair value of liabilities assumed                                        $ (5,351)                                    --
-----------------------------------------------------------------------------------------------------------------------------------
Net assets acquired                                                         $ 12,723                                 $   --
Acquisition costs                                                               (650)                                    --
-----------------------------------------------------------------------------------------------------------------------------------
Stock issued in connection with the merger                                  $ 12,073                                 $   --
===================================================================================================================================

See notes to Consolidated Financial Statements

 Note 1 - As a result of the merger on October 26, 1998 of White Electronic Designs Corporation (formerly Bowmar Instrument Corporation) and Electronic Designs, Inc. (EDI), which was accounted for as a purchase by EDI of Bowmar, the financials for the first nine months of fiscal 1998 include only the results of EDI.

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.        CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of July 3, 1999, the consolidated statements of operations for the third quarter ended July 3, 1999 and June 28, 1998, and the consolidated statements of cash flows for the nine months ended July 3, 1999 and June 28, 1998, have been prepared by the Registrant without audit. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly such financial statements have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the above noted periods ended July 3, 1999, are not necessarily indicative of the operating results for the full year. For further information, refer to White Electronic Designs Corporation's (formerly Bowmar Instrument Corporation) Annual Report on Form 10-K for the year ended October 3, 1998 and Electronic Designs, Inc.'s 1998 consolidated financial statements and footnotes thereto in White Electronic Designs Corporation's Form 8-K/A filed on January 11, 1999.

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

The following unaudited pro forma information shows the results of operations of EDI and Bowmar for the quarter and nine months ended July 3, 1999 and June 28, 1998, assuming the companies had combined as of October 1, 1997.

------------------------------------------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                     JULY 3,          JUNE 28,          JULY 3,           JUNE 28,
(dollars in thousands except per share data)                         1999               1998            1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Revenue                                                            $  15,172          $ 15,252        $  40,434          $ 48,359
Net income (loss), continuing operations                           $     493          $ (1,140)       $    (931)         $ (1,760)
Basic income (loss) per share, continuing operations               $    0.03          $  (0.08)       $   (0.08)         $  (0.12)
------------------------------------------------------------------------------------------------------------------------------------

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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic EPS is provided as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                          THIRD QUARTER ENDED
                                                        JULY 3, 1999                                   JUNE 28, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                         Income            Shares        Per Share          Loss            Shares        Per Share
                                      (Numerator)      (Denominator)      Amount         (Numerator)     (Denominator)     Amount
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
     operations net of tax            $    493,000                                      $   (956,000)
Less: preferred stock dividends            (90,000)
------------------------------------------------------------------------------------------------------------------------------------

BASIC EPS
Income (loss) from continuing
     operations, net of tax           $    403,000       15,808,401      $    0.03      $   (956,000)      7,048,000      $   (0.14)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                             NINE MONTHS ENDED
                                                        JULY 3, 1999                                   JUNE 28, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                          Loss             Shares        Per Share          Loss            Shares        Per Share
                                      (Numerator)      (Denominator)      Amount         (Numerator)     (Denominator)     Amount
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations
     net of tax                      $(1,301,000)                                       $(1,885,000)
Less: preferred stock dividends         (270,000)
------------------------------------------------------------------------------------------------------------------------------------
BASIC EPS
Loss from continuing operations,
     net of tax                      $(1,571,000)        15,189,362      $  (0.11)      $(1,885,000)       7,063,000        $(0.27)
------------------------------------------------------------------------------------------------------------------------------------

4.       INVENTORIES

Inventories consist of the following (in thousands of dollars):

--------------------------------------------------------------------------------
                              JULY 3, 1999                 SEPTEMBER 30, 1998
--------------------------------------------------------------------------------
Raw materials                 $      5,710                    $       4,193
Work-in-process                      4,153                              265
Finished goods                       1,541                            1,733
--------------------------------------------------------------------------------
Total Inventories             $     11,404                    $       6,191
--------------------------------------------------------------------------------

5.       DISCONTINUED OPERATIONS

The net loss represents a final settlement of claims made by the buyer in connection with the October 1997 sale of Crystallume. See Management's Discussion and Analysis of Financial Condition and Results of
Operations-Discontinued Operations below.

6.       DEBT AGREEMENT

During the first quarter of 1999 the Company executed a modification to its credit facility with Bank One. These modifications increased the revolving line of credit and modified certain restrictive covenants. In the third quarter, the Company and the bank have modified the credit facility to revise those restrictive covenants. At the end of the third quarter of 1999 the Company was in compliance with the revised covenants.


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

RESULTS OF OPERATION

NET SALES

Sales for the third quarter ended July 3, 1999 were $15,172,000, an increase of 88% compared to prior year sales for the third quarter of $8,054,000. Sales for the first nine months of fiscal 1999 were $40,434,000, an increase of 59%, as compared to $25,364,000 for the same period of fiscal 1998. These increases are due to inclusion in the financial presentation for the 1999 third quarter and nine months of the combined results of the former Bowmar and EDI. If the sales of Bowmar had been included in the third quarter and nine months of 1998, combined sales for those periods would have been $15,252,000 and $48,359,000 respectively. The primary reasons for the decrease in combined sales are the lower average sales prices and the lower demand in the military memory market brought on by the conversion to commercial-off-the-shelf (COTS) parts.

GROSS MARGIN

Gross margins for the quarter and nine months ended July 3, 1999 increased by $2,892,000 and $3,698,000 respectively from the same periods of fiscal 1998 for EDI. If Bowmar's sales and cost of goods sold in the third quarter and nine months of fiscal 1998 were included, there would be an increase in gross margin of $1,342,000 for the third quarter and a decrease of $3,231,000 for the nine months of fiscal 1999 compared to the same periods of fiscal 1998. The gross margin increase in the third quarter of fiscal 1999 compared to the same period of the prior year is mainly due to the lower cost of sales and improved efficiencies in the production, in the 1999 third quarter, mainly because of lower material cost and headcount decreases. During the third quarter of fiscal 1998, Bowmar's cost of sales included an inventory reserve of $500,000 because of slow moving parts related to the lower than anticipated business in Asia and continuing slow down in military memory sales. The gross margin decline for the nine months is mainly attributable to the decline in sales combined with the nonrecurring inventory revaluations taken after the merger as a result of the merger and merger related expenses of $1,823,000 incurred during fiscal 1999.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the third quarter and nine months ended July 3, 1999 were up $313,000 and $888,000 respectively as compared to EDI's research and development expenses for the same periods in the prior year. The inclusion of Bowmar's research and development expense in the third quarter and nine months of fiscal 1998 would have resulted in overall increases of $200,000 and $357,000 respectively in the third quarter and nine months of fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the 1999 third quarter increased $964,000 versus the same period in fiscal 1998 and increased $1,801,000 for the nine months of fiscal 1999 compared to the same period of fiscal 1998. The inclusion of Bowmar's selling, general and administrative expenses in the third quarter and first nine months of fiscal 1998 would have resulted in a decrease of $759,000 and $3,533,000 for the third quarter and first nine months of fiscal 1999 respectively. The decrease is a result of the savings realized from the closure of Bowmar's corporate office at the end of the fiscal 1998 first quarter. In addition, sales costs and commissions are lower as a result of reorganization in the sales departments. Finally, the Company is realizing savings in selling, general and administrative expenses due to efficiencies resulting from the merger.

INTEREST EXPENSE

Interest expense in the third quarter and first nine months of fiscal 1999 increased $95,000 and $242,000, respectively compared to interest expense for the same periods in fiscal 1998. The increase is due to the inclusion of Bowmar's debt in the 1999 results.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased by $72,000 for the third quarter and $193,000 for the first nine months of fiscal 1999 as compared to the same periods in fiscal 1998. Gross intangible assets increased $1,247,000 as a result of the merger. These assets are being amortized over four and five years using the straight line method.

DISCONTINUED OPERATIONS

In connection with the October 1997 sale by EDI of Crystallume, Inc., the Company had recorded a receivable in the amount of $625,000. As previously disclosed, the buyer asserted an indemnity claim against the Company and refused to pay the $625,000 balance due including the initial installment of $250,000 which was due on October 1, 1998. See Form 8-K/A filed January 11, 1999. The Company and the buyer have resolved this matter. In exchange for executing mutual releases the Company has reduced the receivable to $325,000, which is due April 1, 2000, and agreed to forego future royalties.

YEAR 2000

Many computer systems experience problems handling dates beyond the year 1999. Many existing computer programs only use two digits to identify a year in the date field. As a result, computer systems and/or software used by many computers may need to be upgraded to comply with such "Year 2000" requirements. Such systems and programs must be modified or replaced prior to January 1, 2000 in order to remain functional. Significant uncertainty exists in the hardware and software industry concerning the potential effects associated with such compliance. The Company has undertaken a company-wide review of its Year 2000 exposure. The Company has surveyed its supporting systems and has implemented a plan to make its systems Year 2000 compliant by October 1999. As of July 3, 1999 approximately $220,000 has been spent toward systems upgrades. A total cost of $500,000 is estimated to complete the total systems implementation. All current products are now Year 2000 compliant. The Company has also been in contact with its major suppliers and vendors, each of which is either Year 2000 compliant or is completing system upgrades to become compliant. The Company is currently responding to customer inquiries with respect to the Year 2000 issue. If modifications and conversions to address the Year 2000 issue are not completed on a timely basis or are not fully effective, the Year 2000 problem may have a material adverse effect on the Company. The Company expects to implement successfully the systems and programming changes necessary to address the Year 2000 issue and does not believe the cost of such actions will have a material adverse effect on the Company, its results of operations or financial conditions. The Company also relies, directly and indirectly, on the external systems of business enterprises such as customers, suppliers, creditors, and financial organizations for accurate exchange of data. Even if the Company's products or its internal systems are not materially affected by the Year 2000 issue, the Company could be affected through disruptions in the operations of its internal systems and business operations, and there can be no assurance that such will not result in a material disruption of its business, financial condition or result of operations.


FINANCIAL CONDITION AND LIQUIDITY

As of July 3, 1999, working capital increased to $9,653,000 from $5,207,000, principally as a result of the increase in current assets due to the merger.

The Company's operations used approximately $2,290,000 cash in the first nine months of fiscal 1999. This mainly represents the net loss for the period. The Company incurred approximately $1,547,000 in depreciation and amortization in the first nine months of fiscal 1999. The increase in cash used was principally a result of payments for inventory to meet increased production requirements.

Cash flows provided from financing activities primarily resulted from the increase in the line of credit by $3,848,000 which was mainly offset by retirement of long term debt of $2,571,000.

During the first quarter of 1999 the Company executed a modification to its credit facility with Bank One. The modifications increased the revolving line of credit to $6,000,000 and modified certain restrictive covenants. During the third quarter the Company and the bank have modified the credit facility to revise those restrictive covenants. At the end of the third quarter, the Company was in compliance with the revised covenants. The Company is considering increasing its available lines of credit to meet increased production requirements.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

None

                                     PART II

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

     10.1 Sixth Modification Agreement, dated April 5, 1999 to loan agreement between BankOne, Arizona N.A. and White Electronic Designs Corporation.

     27 Financial Data Schedule

B.  REPORTS ON FORM 8-K.

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         WHITE ELECTRONIC DESIGNS CORPORATION


                                         /S/ Hamid R. Shokrgozar
                                         ---------------------------------------
                                         Hamid R. Shokrgozar
                                         President and Chief Executive Officer


                                         /S/ William J. Rodes
                                         ---------------------------------------
                                         William J. Rodes
                                         Corporate Controller, Principal
                                         Accounting Officer

Dated: August 17, 1999

                                 EXHIBIT INDEX

Exhibit
  No.      Description
-------    -----------

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

  10.1 Sixth Modification Agreement, dated April 5, 1999 to loan agreement between BankOne, Arizona N.A. and White Electronic Designs Corporation.

  27       Financial Data Schedule