Form 10-K
period 1999-10-02
WHITE ELECTRONIC DESIGNS CORP
filed 1999-12-29
CIK 13606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended: October 2, 1999
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.[ ]

As of December 15, 1999, the aggregate market value of the Registrant's Common Stock and Preferred Stock held by non-affiliates (based upon the closing price of the shares on the American Stock Exchange on December 15, 1999) was approximately $62,700,000.

On December 15, 1999, 15,991,303 shares of the Registrant's Common Stock and 118,606 shares of the Registrant's Preferred Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Shareholders are incorporated by reference into PART III of this Annual Report.

                                TABLE OF CONTENTS
                                                                            Page
                                     PART I
ITEM 1     BUSINESS

           Forward Looking Statements and Associated Risks.............       1
           General.....................................................       1
           Microelectronic Segment Review..............................       1
           Display Segment Review......................................       3
           Customers...................................................       4
           Research, Engineering and Development.......................       4
           Regulatory Matters..........................................       4
           Employees...................................................       5
           Risk Factors................................................       5

ITEM 2     PROPERTIES..................................................       8

ITEM 3     LEGAL PROCEEDINGS...........................................       8

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........       8

           EXECUTIVE OFFICERS OF THE COMPANY...........................       8

                                     PART II

ITEM 5     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED SHAREHOLDER MATTERS.............................       9

ITEM 6     SELECTED FINANCIAL DATA ....................................       9

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.....................      10

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK...........................................      13

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      13

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.....................      13

                                    PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  ........      13

ITEM 11    EXECUTIVE COMPENSATION......................................      14

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.................................................      14

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  ............      14

                                     PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K.................................................      14

SIGNATURES.............................................................      18

                                     PART I

ITEM 1        BUSINESS

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain matters discussed in this document contain forward-looking statements. The words "believe," "expect," anticipate" and similar statement of expectation identify forward-looking statements that speak only as of the date the statement is made. These forward-looking statements are based on Management's expectations and are subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control. Potential risks and uncertainties include those set forth in the section titled "Risk Factors", below. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this document will prove to be accurate. Actual results may differ materially from those in the forward-looking statements.

GENERAL

White Electronic Designs Corporation, formerly Bowmar Instrument Corporation ("the Company"), is an Indiana corporation organized in 1951. On October 26, 1998, Bowmar Instrument Corporation ("Bowmar") merged with Electronic Designs, Inc. ("EDI"). In connection with the merger, Bowmar changed its name to White Electronic Designs Corporation (the "Company.") While Bowmar was the legal acquirer, the merger was accounted for as a reverse acquisition purchase whereby EDI was deemed to have acquired Bowmar for financial reporting purposes. Consistent with the reverse acquisition purchase accounting treatment, the historical financial statements presented for periods prior to the merger date are the financial statement of EDI, not the previously reported consolidated financial statements of Bowmar. The operations of Bowmar have been included in the financial statements from the date of the merger.

The average market value of the Bowmar Common Stock and Preferred Stock for a reasonable period of time before and after the announcement of the merger determined the purchase price for accounting purposes. The average market value of Bowmar stock used to record the purchase was $1.26 per share for common stock with 6,674,992 shares outstanding and $26.94 per share for preferred stock with 119,906 shares outstanding at the merger date. The aggregate value of the stock and stock options outstanding used to record the purchase were $11,633,000 and $440,000 respectively. In addition, direct expenses of the purchase of $650,000 consisting of legal, accounting and other fees were included in the purchase price recorded.

The Company allocated costs in excess of net assets acquired of $4,075,000, to inventory, fixed assets, and intangible assets, which are being amortized over various periods ranging from 3 months to 15 years on a straight line basis.

The Company's principal business is the design, manufacture and sale of high density, microelectronic memory and microprocessor products used for a wide range of commercial, industrial and military applications. The Company also designs and manufactures ruggedized liquid crystal display units suitable for commercial and defense avionics.

The Company's principal executive offices are located at 3601 E. University Drive, Phoenix, Arizona 85034, 602/437-1520 and One Research Drive, Westborough, Massachusetts 01581, 508/366-5151.

MICROELECTRONIC SEGMENT REVIEW

Products designed, manufactured and sold by the Company through its microelectronic business segment mainly consist of memory products for commercial, industrial, and military markets in the U.S. and abroad.

Commercial products use SRAM, DRAM and Flash memory components with existing packaging technologies to create space saving solutions in industry standard configurations (SIMMS, DIMMS, BGA), multiple bare die on laminate (MCM-L), and boards packaged using standards established by the personal computer memory card international association (PCMCIA cards). Commercial memory module products range in density from 2 megabit to one gigabit, with datawidths from 8 to 144 bits, and access speeds as fast as 8 nanoseconds in various package options. Commercial products are sold mainly to original equipment manufacturers in the network and telecommunications industries.

Military products use SRAM, EEPROM, SDRAM and Flash memory components in ceramic packages and laminate to produce high density multichip packages and monolithic products for use in adverse environmental conditions. Multichip packaging is a technique that places several semiconductor chips into a compact package. A monolithic product does the same using only one semiconductor chip. Military products range in density from one megabit to 288 megabits, with datawidths of 8 to 72, and speeds as fast as 15 nanoseconds in various package options. Military products are sold primarily to government contractors in the aerospace industry.

The products designed, manufactured, and sold by the Company in its microelectronic segment are sold to original equipment manufacturers in the United States, Europe and Asia through the Company's sales personnel and independent sales representatives and distributors. In a time of strong demand for memory and microprocessor products, as at present, sources of supply of IC (integrated circuit) die and other components may be constrained and subject to shortages. A manufacturer's ability to compete is heavily dependent on its ability to maintain access to steady sources of supply. To address these needs, the Company has maintained strong relationships with leading semiconductor fabricators in the United States and the Far East. The Company has no specific long-term contractual arrangement with its vendors. None of the business of the microelectronic segment is seasonal. The Company does not provide extended payment terms to its customers. Products in the microelectronic segment are sold under a standard one year warranty and may be returned for repair or replacement during the warranty period.

The backlog and proforma backlog for products was approximately $20,630,000 and $13,100,000, at the end of fiscal years 1999 and 1998, respectively. Approximately 99% of the segment's fiscal 1998 backlog was shipped during fiscal 1999. Approximately 92% of the fiscal 1999 year-end backlog is expected to be shipped during fiscal 2000. The backlog after fiscal 2000 is a result of customer requirements and demand for the products, not capacity restraints. Microelectronic segment data is disclosed in Note 18 of Notes to Consolidated Financial Statements.

The Company's principal competitors in the commercial module market, Smart Modular Technologies, Integrated Device Technology, Inc. ("IDT"), and Cypress Semiconductors, Inc. are larger than the Company and have substantially greater financial, technical, marketing, distribution and other resources. Smart manufactures a broad range of memory modules in high volume while IDT and Cypress, manufacture memory products in monolithic form and supply products, which incorporate these devices. In addition, the Company competes with a number of smaller companies and larger semiconductor companies who are now in the market or may in the future enter the market. The Company competes in this market on the basis of many factors, including access to advanced semiconductor products at competitive prices, successful and timely product introduction, design capability, lead times, quality, product specification, pricing and customer service.

The two main military market competitors are the microelectronics division of Aeroflex Corp., and Austin Semiconductor. Both competitors are part of business organizations that are larger than the Company and have greater financial and other resources. There are few competitors for the military memory market business of the Company. Companies compete for this business on the basis of many factors, including cost and quality systems (which allow for compliance with U.S. and foreign military standards), longer term access to advanced semiconductor products in die and wafer form, successful and timely product introduction, inclusion of products on standard military drawings, design capabilities, lead times, product specification, pricing and customer service. The Company has recently experienced increased price competition for the memory business. Some competitors in the industry have competed for and won contracts bidding at or below cost. There can be no assurance that such price competition will not continue or that the Company can compete successfully based on price alone.

DISPLAY SEGMENT REVIEW

The Company designs and manufactures AMLCDs (ranging in size from 4.0" to 18.1") diagonal panels in display head, monitor and computer system formats. These displays offer significant advantages over other commercially available displays. Significant features include sunlight readability and ruggedized construction for operating temperatures from -35 to +85 degrees Celsius. The Company is growing its display product segment by offering a broad range of products based on different sized AMLCD panels, as well as developing advanced display driver electronics. As with any new products, there is no assurance that the display products developed (or to be developed) will be commercially acceptable or profitable. Display products are sold mainly to customers in the aviation and aerospace industries.

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

The Company designs and manufactures, to customer specification, a variety of keyboard assemblies for commercial and military applications. The Company has the capability of meeting demanding requirements such as backlighting to meet night vision goggle (NVG) compatibility, adverse environments, and the integration of displays, including LCD's, and microprocessor technology. Neither the needs of the Company for a continuing allotment of goods from its suppliers nor the requirements of its customers for the products of the display segment require the carrying of finished goods inventory. In its purchase of components (some of which must be ordered months in advance), the Company has not encountered, and does not anticipate encountering any significant difficulty. The Company does not provide extended payment terms to its customers. Products are sold under a standard one year warranty and may be returned for repair or replacement during the warranty period.

The display segment backlog and proforma backlog was approximately $10,870,000 and $7,872,000, at the end of fiscal years 1999 and 1998, respectively. Approximately 95% of this segment's 1998 backlog was shipped during fiscal 1999. Approximately 95% of the fiscal 1999 year-end backlog is expected to be shipped during fiscal 2000. The backlog after 2000 is a result of customer requirements not capacity restraints. Display segment data is disclosed in Note 18 of Notes to Consolidated Financial Statements.

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

CUSTOMERS

In fiscal 1999 one customer sales accounted for 10% of the Company's sales. The loss of this customer could have an adverse impact on operations. Sales are split between original equipment manufacturers in the network and telecommunications industries, board assembly companies, and U.S. prime contractors in the defense industry. Sales to prime contractors can be for relatively large dollar amounts, sometimes calling for deliveries over more than one year. The award of new contracts or the expiration of old contracts could have a significant short-term impact on sales and operating results. Sales of commercial memory products are usually based on high volume purchase orders with deliveries scheduled over several months. The award of new purchase orders is based on the Company's ability to supply the OEM or assembly company with products that meet current technological and quality requirements. The Company sells memory and display products to over 400 companies throughout the world. Customers for the Company's microelectronic products include Applied Innovation, Celestica, Inc., Data General, DY-4 Systems, Electronic Assembly Corporation, Honeywell, Lockheed, Network Appliance, Qualcomm, Raytheon, Samsung Electronics, and Cabletron Zeitnet. End users consist of companies such as Lucent and Cisco Systems. The Company's Display customers include Allied Signal, Avidyne, Computing Devices, GTE Government Systems, Honeywell, Inc., Litton, Inc., Rockwell International, and Telephonics. Foreign sales for fiscal 1999, 1998, and 1997 were $10,472,000, $7,753,000 and $11,706,000 respectively.

RESEARCH, ENGINEERING AND DEVELOPMENT

Current research and product development activities are directed primarily toward the improvement of existing standard products while some projects are focused on the development of new products or processes. The Company devotes minimal resources to pure research and development, but emphasizes the application of its engineering expertise to the development and refinement of proprietary products or technologies. Expenditures by the Company on research and product development for fiscal years 1999, 1998 and 1997 amounted to approximately $3,651,000, $2,559,000, and $2,135,000. Research and product development efforts are principally conducted by the Company utilizing its engineering staff.

REGULATORY MATTERS

Government Contracting Regulation

A significant portion of the Company's business in fiscal 1999 was derived from subcontracts with prime contractors of the U.S. Government. As a U.S. Government subcontractor, the Company is subject to Federal Government contracting regulation. Under these regulations, the U.S. Government is entitled for three years after final payment on certain negotiated contracts or contract modifications to examine all of the Company's cost records with respect to such contracts to determine whether the Company furnished complete, accurate and current cost or pricing data to the Government in connection with the negotiation of the price of the contract or modification. The U.S. Government also has the right after final payment to seek a downward adjustment to the price of a contract or modification if it determines that the contractor failed to disclose complete, accurate and current data. Historically the Company has not experienced significant downward adjustments.

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

EMPLOYEES

As of the end of the fiscal year, the Company employed 259 persons. Of such employees, 151 were employed in the microelectronic segment, 108 in the display segment. A total of 53 of the Company's employees in the display segment were employed pursuant to collective bargaining agreements covering workers at the Company's Display Division in Fort Wayne, Indiana. This agreement is effective through October, 2001. The Company believes its labor relations are satisfactory.

RISK FACTORS

On October 26, 1998, the Company completed the merger with Bowmar Instrument Corporation and Electronic Designs, Inc. Throughout fiscal 1999 efforts were made to integrate the business segments of each company. The Company accomplished the transfer of military product manufacturing from Westborough, Massachusetts facility to the Phoenix, Arizona facility. Other consolidations have taken place in the administrative areas. The Company expects to continue integration and consolidation activities in fiscal 2000. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations and addressing possible differences in corporate cultures and management philosophies. The transition to a combined company will require substantial attention from management. The diversion of management attention and any difficulties encountered in the transition process could have an adverse effect on the revenues and operating results of the Company. In addition, the process of combining the two organizations could cause the interruption of, or a disruption in, the activities of any or all of the companies' businesses, which could have a material adverse effect on their combined operations. There can be no assurance that the Company will realize any of the anticipated benefits of the merger.

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

Microelectronic Business. In connection with the Company's microelectronics memory business, a wide array of factors could cause the Company's results of operations and gross margins to fluctuate in the future from period to period. The primary factors that might affect the Company's results of operations in this regard include the cyclicability of the semiconductor market; any loss of a principal customer or any short term loss of a customer due to product inventory accumulation by the customer; any inability to procure required components; any adverse changes in the mix of products sold by the Company; and any downturn of the semiconductor market which could cause a decline in selling unit prices, diminished inventory value, and less demand for commercial memory products as customers restrict inventory levels.

Reduction in Inventory Values. Reduction in value of the Company's inventories due to unexpected price declines, as has occurred in the past in connection with a softening of the semiconductor industry, could adversely affect the Company's results of operations. Such declines in inventory valuation have had an adverse effect on the Company's financial condition and results of operations in the past and could have an adverse effect on the Company's financial condition and results of operations in future periods.

DEPENDENCE ON DEFENSE INDUSTRIES

Current contracts of the Company with defense-related companies and revenues generated therefrom in the aggregate account for a material portion of the Company's overall revenues. Military capital expenditure levels have been declining for some years now and depend on factors that are outside the control of the Company. In addition, the U.S. defense industry has been moving toward the purchase of commercial "off-the-shelf" (COTS) products rather than those manufactured as compliant to specified military standards. In fiscal 1999, military and display related sales accounted for approximately 50% of the Company's overall sales. Changes in military spending and the shift in military demand for microelectronics products have had an adverse effect on the sales and profit of the Company. Continued reductions in military spending could adversely affect the sales and profits of the Company.

DEPENDENCE ON INTERNATIONAL SALES AND PURCHASES

The Company anticipates that international sales will continue to account for a significant portion of the Company's net sales. In addition, the majority of the components used by the Company in connection with products for military applications are acquired from foreign manufacturers worldwide, particularly countries located in Asia. As a result, a significant portion of the Company's sales and purchases are subject to the risks of international business, including fluctuations in foreign currencies, trade disputes, changes in regulatory requirements, tariffs and other barriers, the possibility of quotas, duties, taxes or other changes or restrictions upon the importation or exportation of the products being implemented by the United States, timing and availability of export licenses and the general economies of these countries in which the Company transact business. Foreign suppliers of semiconductor related materials are regularly threatened with, or involved in, pending trade disputes and sanctions which, if realized, could materially adversely effect the Company by closing off critical sources of supply for the raw materials used to produce its products.

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

ABSENCE OF CONTRACTUALLY ASSURED SOURCES OF SUPPLY/GENERAL LIMITATIONS ON SUPPLY

The most significant raw materials that the Company purchases in its operations are memory devices in wafer, die and component forms and AMLCD panels. In a time of strong demand for memory integrated circuits and other products, sources of supply of wafers, die and other components may be constrained and subject to shortages, and the ability of the Company to compete is heavily dependent on its ability to maintain access to steady sources of supply. AMLCD panels may also be in short supply, at times. The Company does not have specific long-term contractual arrangements with its vendors, although it believes it has good relationships with its vendors. No assurance can be given that existing access to the current sources of supply of the Company may not be impaired in the future. Any such impairment could have a material adverse effect on the Company.

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

The Company's display products have been developed exclusively based on AMLCD products procured from Sharp Electronics Corporation ("Sharp"). Competitors in the flat panel display business are investing substantial resources in the development and manufacture of flat panel displays using a number of alternative technologies. In the event these efforts result in the development of products that offer significant advantages over Sharp's and the Company's products, and the Company is unable to improve its technology or develop or acquire alternative technology that is more competitive, the Company's business and results of operations will be adversely affected.

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

ITEM 2        PROPERTIES

The Company leases a facility under an operating lease in Phoenix, Arizona consisting of approximately 53,000 square feet. The facility is used as the Company's corporate offices and for all manufacturing of the military components of the microelectronic segment. The Company also leases the 33,000 square foot facility located in Westborough, Massachusetts. The Company also subleases its former sales office in London, under a long term lease expiring in 2004. In addition, the Company owns a facility in Ft. Wayne, Indiana consisting of a building with approximately 75,000 square feet of space used for the manufacture of electromechanical and mechanical equipment and components, plus approximately ten acres of vacant land adjacent to the building. All of the Company's property is security for the Company's line of credit and term loans with Bank One. Management considers these properties to be well maintained and adequate for their use.

ITEM 3        LEGAL PROCEEDINGS

On April 25, 1996, the U.S. Attorney's Office for the State of Arizona undertook an investigation of certain aspects of White Microelectronics (a division of the Company) contracts with prime contractors with the Government. The investigation centered on the interpretation of certain Government contract specified testing requirements on incoming material. The Company is cooperating fully with the investigation. On March 13, 1998, the Company was notified by the U.S. Attorney's Office for the State of Arizona that is has closed its criminal investigation of White Microelectronics. The U.S. Attorney's office is now pursuing civil damages against the Company based on their findings from the investigation. The Company is currently discussing these claims with the U.S. Attorney's office and believes that the outcome will not have a material adverse effect on future operations. However, based on the information available, management believes disposition costs can be reasonably estimated. Therefore, an accrual adequate to cover these costs has been recorded in the financial statements.

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

There are no family relationships between any of the directors and executive officers of the Company nor any arrangement or understanding between any such executive officer and any other person pursuant to which he was elected as an executive officer.

Hamid R. Shokrgozar, 39             President, Chief Executive Officer and
President and                       Director of the Corporation. Appointed
Chief Executive Officer             President and CEO of Bowmar Instrument
                                    Corporation on January 3, 1998 and Director of the Company in February 1998. From
                                    1993-1998 served as President of White
                                    Microelectronics, the largest division of
                                    Bowmar Instrument. Served as Vice President
                                    Engineering and Technology from 1988 to
                                    1993. Mr. Shokrgozar is the new Chairman of the American Electronic Association (AEA)
                                    Arizona Council for the Fiscal Year 2000.
                                    During Fiscal 1999, he served as Vice
                                    Chairman of AEA-Az Council. Mr. Shokrgozar holds a U.S. Patent for the invention of "Stacked Silicon Die Carrier Assembly".

Donald F. McGuinness, 66            Elected Chairman of the Board February 11,
Chairman                            1999. Prior to the merger he was Chairman,
                                    President and CEO of Electronic Designs,
                                    Inc. Mr. McGuinness also serves on the board of directors of Cabletron Systems Inc., and Ibis /Technology Corporation.

William J. Rodes, 45                Corporate Controller, Treasurer, and
Corporate Controller, Treasurer,    Secretary since May 1999. Controller for
Secretary                           White Microelectronic Division of Bowmar
                                    Instrument Corporation from 1993-1999. From
                                    1990 to 1991 he served as Manager of Cost
                                    Accounting and Financial Analysis for
                                    California Micro Devices.

                                     PART II

ITEM 5        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              SHAREHOLDER MATTERS

The Company's Common Stock and $3.00 Preferred Stock are currently traded on the American Stock Exchange under the symbols WHT and WHT_P, respectively. See Note 20 to the Consolidated Financial Statements in this Form 10-K for the high and low sales prices for each of the Common Stock and $3.00 Preferred Stock over the last two fiscal years.

As of December 15, 1999, there were approximately 6,545 holders of record of the Common Stock and approximately 438 holders of record of the Company's $3.00 Preferred Stock. The Company has not paid cash dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to retain all earnings to provide funds for the operation and expansion of its business. One of the Company's credit agreements precludes the payment of cash dividends for both preferred and Common Stock in excess of $500,000 per year.

ITEM 6        SELECTED FINANCIAL DATA

              (In thousands of dollars, except share and per share data)

                                                                                      FISCAL YEAR
----------------------------------------------------------------------------------------------------------------------------------
OPERATIONS:                                              1999               1998           1997           1996            1995
                                                                          (NOTE 1)       (NOTE 1)       (NOTE 1)      (NOTE 1 & 2)
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                            $     58,038      $    32,772      $   42,104     $   57,478     $     1,639
----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                         $     15,528      $     7,043      $   15,494     $   16,834     $       283
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
   income taxes (Note 3)                             $       (859)     $    (3,304)     $    5,297     $    5,251     $    (3,817)
----------------------------------------------------------------------------------------------------------------------------------
Weighted average number of common:
  shares and equivalents-basic                         15,394,451        7,072,000       6,948,000      5,546,000       3,226,000
  shares and equivalents-fully diluted (Note 4)                --               --       7,579,000      7,603,000              --
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) per common share:
     Continuing operations - basic                   $      (0.06)     $     (0.47)     $     0.74     $     0.82     $     (1.29)
     Continuing operations - fully diluted (Note 4)                                     $      .68     $     0.60
----------------------------------------------------------------------------------------------------------------------------------
Net income per share - basic                         $      (0.08)     $     (0.47)     $     0.54     $     0.51     $     (1.29)
Net income per share - fully diluted (Note 3)        $         --      $        --      $     0.50     $     0.37     $        --
----------------------------------------------------------------------------------------------------------------------------------
Financial Positions (at year end):
  Working capital                                    $     12,584      $     5,207      $   11,723     $    6,425     $      (283)
  Total assets                                       $     38,771      $    17,935      $   25,137     $   21,063     $     6,334
  Long-term debt                                     $      2,249      $        --      $    2,208     $    2,939     $       648
----------------------------------------------------------------------------------------------------------------------------------



Note 1: As a result of the merger October 26, 1998 of White Electronic Designs Corporation (formerly Bowmar Instrument Corporation) and Electronic Designs, Inc. (EDI), which was accounted for as a purchase by EDI of Bowmar, the financials for the 1995, 1996, 1997, and 1998 fiscal year ended include only the results of EDI.

Note 2: The financials for fiscal year 1995 include only the results of the former EDI prior to the October 10, 1995 acquisition of EDI-MA.


Note 3 - See footnote 16 of the Consolidated Financial Statement provided elsewhere herein for discussion of discontinued operations.

Note 4 - In 1999, 1998 and 1995, fully diluted net income per share is considered to be the same as basic net income per share since the effect of the potentially dilutive convertible preferred is antidilutive.

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

Results of Operations 1999, 1998 & 1997

Revenues

Fiscal 1999, 1998 and 1997 revenues were $58,038,000, $32,772,000 and
$42,104,000, respectively. The increase in net sales between fiscal 1999 and 1998 is due to the inclusion in the financial presentation for fiscal 1999 of the combined results of the former Bowmar and EDI. If the net sales of Bowmar had been included in the fiscal 1998, combined sales would have been $61,770,000. The primary reasons for the decrease in combined sales include reductions in spending from year to year in the defense industry, the lower average sales prices and the lower demand in the military memory market brought on by the conversion to commercial-off-the-shelf ("COTS") parts.

Revenues decreased 22% to $32,772,000 in fiscal 1998 from $42,104,000 in fiscal 1997. This decrease was due substantially to declining average selling prices for memory products reflecting declines in market prices of semiconductor memory components.

Gross Margin

 As a percentage of sales, gross margin increased 1.3% during fiscal 1999 to 26.8% from 21.5% in fiscal 1998. If Bowmar's fiscal 1998 sales and cost of goods sold were included, gross margin as a percentage of sales would have increased in fiscal 1999 by 2% from fiscal 1998. This is mainly due to lower cost of sales and improved production efficiencies due to lower material costs and headcount decreases. Cost of goods sold was negatively impacted by merger expenses resulting from the write up of inventories because of the allocation of the acquisition costs and severance payments to former employees.

Due to competitive forces, the Company believes that current gross margins, excluding the effect of lower cost or market provisions, are more indicative than prior year gross margins of what can be expected in the future and are relatively consistent with the gross margins experienced in the fourth quarter of fiscal 1999.

Gross margin for fiscal 1998 was 21.5% compared to 36.7% in fiscal 1997. The decline was due primarily to the overall decline in sales in fiscal 1998. Additionally, inventory write offs, including a charge in fiscal 1998 of $1,160,000 relating to inventory purchased for an anticipated South Korean customer order which did not materialize, and the effect of higher fixed manufacturing overhead costs as compared with the lower value of sales decreased margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 1999 increased $3,481,000 versus fiscal 1998 expenses. The inclusion of Bowmar's selling, general and administrative expenses in fiscal 1998 would have resulted in a decrease of $2,981,000 in fiscal 1999 compared to fiscal 1998. The decrease results from

                      WHITE ELECTRONIC DESIGNS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


lower sales cost and commissions due to reorganization in the sales departments. In addition, the Company is realizing savings in selling, general and administrative expenses due to merger related efficiencies.

Selling, general and administrative expenses decreased to $7,202,000 or 4% in fiscal 1998 versus $7,487,000 in fiscal 1997 due to lower commissions, sales incentives and bonuses from lower revenues and operating margins in fiscal 1998.

Product Development

Product development expenses for fiscal 1999 increased by $1,092,000 from fiscal 1998. The inclusion of Bowmar's product development expenses in fiscal 1998 would have resulted in an increase of $464,000 in fiscal 1999 versus fiscal 1998. Product development expenses for fiscal 1998 increased $424,000 from fiscal 1997. The yearly increases are due primarily to increases in salaries and project costs associated with new product development.

Interest Expense

Interest expense for fiscal 1999 increased by $351,000 as compared to fiscal 1998. The increase is due to the inclusion of Bowmar's debt in the fiscal 1999 results. Interest expense in fiscal 1998 closely approximated fiscal 1997.

Merger Expense

The Company incurred additional merger expenses of approximately $850,000 during the first two quarters of 1999. These expenses consisted mainly of severance costs and charges for professional services to complete the merger. No additional merger related costs are expected.

Income Taxes

The Company reported an income tax benefit from continuing operations of $301,000 for fiscal 1999. There was no provision for income tax in fiscal 1998 and a $149,000 expense for fiscal 1997. The effective tax rate in fiscal 1999 reflected recognition of the income tax benefits of net operating loss and tax credit carryforwards as they were utilized.

Discontinued Operations

In May 1997, EDI announced its intention to divest its Crystallume Diamond Products Division ("Crystallume"). This divestiture was completed in October 1997 in the form of a sale of assets. As a result of EDI's decision in May 1997 to divest its Crystallume Diamond Products Division, its result were retroactively separated from EDI's ongoing operations in the consolidated statement of operations. In fiscal 1999, results of discontinued operations reflect activity concerning the sale of Crystallume assets.

In connection with the October 1997 sale by EDI of Crystallume, Inc., the Company had recorded a receivable in the amount of $625,000. As previously disclosed, the buyer asserted an indemnity claim against the Company and refused to pay the $625,000 balance due including the initial installment of $250,000 which was due on October 1, 1998. The Company and the buyer have resolved this matter. In exchange for executing mutual releases the Company has reduced the receivable to $325,000. $200,000 has been received in fiscal 1999 and $125,000 is due April 1, 2000. The results of this settlement are reflected in the fiscal 1999 Statement of Income under results from discontinued operations.

In fiscal 1998, there was no gain or loss recorded from discontinued operations compared to a loss of $1,372,000 in fiscal 1997 relating to EDI's divestiture of its Crystallume Diamond Products Division. Revenues related to discontinued operations were $744,000 and $1,178,000 for fiscal 1997 and 1996, respectively. The losses from discontinued operations for fiscal 1999 was recorded net of current income tax provision of $16,000. The losses from discontinued operations for fiscal 1997 and 1996 were recorded net of current income tax benefits of $649,000 and $126,000, respectively. The results of Crystallume have been retroactively separated from EDI's ongoing operations in the consolidated statement of operations and at September 30, 1997, the assets of Crystallume, consisting primarily of fixed assets, were separately classified on the balance sheet as a current asset.

Liquidity and Capital Resources

At October 2, 1999, working capital increased to $12,584,000 from $5,207,000 at September 30, 1998, principally as a result of the increase in current assets due to the merger. The Company's current ratio at fiscal year end 1999 improved to approximately 1.8 to 1. Its total debt-to-equity ratio remained at approximately 0.9 to 1.

In fiscal 1999 and 1998, the Company used $2,275,000 and generated $13,000 respectively of cash from operating activities. The major uses of cash in fiscal 1999 was $2,717,000 for the retirement of long term debt and $2,109,000 payments for capital expenditures. Depreciation and Amortization expense was $2,244,000 during fiscal 1999.

Capital expenditures in fiscal 1999 primarily consisted of $400,000 for upgrading to a new computer system and related costs, $700,000 for test equipment and $125,000 for facility upgrades. The remaining $884,000 expenditures were for manufacturing and general office equipment.

The Company's capital expenditure plans are principally to expand manufacturing capacity and are expected to be financed largely through existing credit lines, and to a lesser extent, through funds provided from operating leases.

With the inclusion of Bowmar's balance sheet account balances as of the date of the merger, other major changes in balance sheet accounts during fiscal 1999 include: an increase in accounts receivable of $4,394,000 mainly due to shipment timing differences from previous years; an increase in inventories of $2,433,000 in connection with the higher year-end backlog; accounts payables and accrued expenses partially offset the above working capital changes by increasing $2,556,000 from fiscal 1998. The current portion of long-term debt has increased $2,104,000 relating to the Company's line of credit which increased to $4,730,000 from fiscal 1998. This was partially offset by retirement of current portion of long term debt of $2,332,000 during fiscal 1999.

The decrease in cash for fiscal 1998 compared to fiscal 1997 was primarily the result of the repayment of debt and the repurchase of common stock.

During fiscal 1999 the Company executed a modification to its credit facility with Bank One, which increased its revolving line of credit to $6,000,000 and extended the maturity date to February 28, 2000 and modified certain restrictive covenants. As of October 2, 1999, the Company was in compliance with all covenants.

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

Recently Enacted Accounting Pronouncements

In April 1998, SOP 98-5, Reporting on the costs of Start-Up Activities, was issued and provides guidance on the financial reporting of start-up costs and reorganization cost to be expensed as incurred. This SOP is effective for fiscal years beginning after December 15, 1998. The Company believes the adoption of this standard will have no material effect on the Company's financial reporting and disclosure.

In March 1998, the Accounting Standards Executive Committee of the American Institute of certified Public Accountants issued Statement SOP-98-1, Accounting for the Costs of Computer Software Developed or obtained for Internal Use, relating to the treatment of costs incurred to develop software for internal use. This SOP is effective for the financial statements for fiscal years beginning after December 15, 1998, and should be applied to internal use computer software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of this SOP. The Company will adopt the SOP in the first quarter of Fiscal Year 2000. The Company believes the adoption of this standard will have no material effect on the Company's financial reporting and disclosure

Year 2000

The Company has surveyed its supporting computer systems and replaced, or upgraded all non-compliant systems to meet year 2000 compliance. The cost of these replacements, or upgrades, totaled approximately $400,000. The Company has been in contact with its major suppliers and vendors. All have responded that they are either year 2000 compliant, or will be compliant by December 31, 1999. The Company does not expect any major disruption regarding vendor receipts, or customer shipments. As part of the Company's year 2000 preparation process, certain inventory items will be delivered prior to December 31, 1999 to ensure an adequate supply on hand for the month of January 2000, in the unlikely event that supplies are temporarily disrupted. The Company has been holding year 2000 readiness meetings on a continuing basis. Through these meetings, the Company has developed contingency plans and work schedules to keep production working in the unlikely event that an external system failure causes a disruption for the Company. Based on the Company's current systems readiness, and contingency plans to deal with external system problems, the Company does not expect any major disruption in its business operation. Even though the Company does not expect to be materially affected by any disruptions in its internal systems, vendor supplies, or business operations, there can be no assurance that a global economic slowdown caused by the year 2000 problem would not eventually have an adverse affect on future sales or business operations.

ITEM 7A       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14 of this Annual Report for required financial statements and supplementary data.

ITEM 9        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item for directors is set forth in the Company's 2000 Proxy Statement under the heading "Election of Directors" and the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by this reference as if set forth in full. The information required by this Item for Executive Officers of the Company is set forth in Part I of this Form 10-K as a separate item entitled "Executive Officers of the Company."

ITEM 11       EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company's 2000 Proxy Statement under the heading "Executive Compensation" and is incorporated herein by this reference as if set forth in full.

ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

The information required by this Item is set forth in the Company's 2000 Proxy Statement under the heading "Principal Shareholders" and under the heading "Election of Directors-Nominees" and is incorporated herein by this reference as if set forth in full.

ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Company's 2000 Proxy Statement under the heading "Certain Transactions" and under the heading "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by this reference as if set forth in full.

                                     PART IV

ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

(a)(1)(2)     Financial Statements and Supplementary Data

                                                                                      Page
                                                                                      ----
              Consolidated Financial Statements

              Report of Independent Accountants                                        19

              Consolidated Balance Sheets as of October 2, 1999
               and September 30, 1998                                                  20

              Consolidated Statements of Income for the Years Ended
              October 2, 1999, September 30, 1998 and September 30, 1997               21

              Consolidated Statements of Shareholders' Equity for the Years Ended
              October 2, 1999, September 30, 1998 and September 30, 1997               22

              Consolidated Statements of Cash Flows for the Years Ended
              October 2, 1999, September 30, 1998 and September 30, 1997               23

              Notes to Consolidated Financial Statements                               24

              Financial Statement Schedules for the Years Ended October 2, 1999, September 30, 1998, and September 30, 1997.

         Financial statement schedules have been omitted because either they are not required or are not applicable, or because the information has been included in the consolidated financial statements or notes thereto.

(a)(3)        Exhibits

            2.1 Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on

                 May 6, 1998.)

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

            3.1 Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed December 24, 1998).

            3.2 Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form 10-K file December 24. 1998).

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

            4.2 Indenture, Bowmar Instrument Corporation 13 -1/2% Convertible Subordinated Debentures due December 15, 1995 (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-7, Registration No. 2-70025).

            4.3 Stock Certificate of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 4.3 on Form 10-K filed December 24, 1998).

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

      10.22 Revolving Promissory Note (RLT) dated March 28, 1997 by and between Bank One, Arizona NA and the Registrant, for up to $1,200,000 (incorporated herein by reference to Exhibit 10.4(g) to the Form 10-Q for the quarter ended March 29,
                  1997).

      10.23 Lease dated February 4, 1997 by and between Bowmar Instrument Corporation as tenant and Gus Enterprises-XII, LLC as landlord (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended September 27,
                  1997).

      10.24 Sixth Modification Agreement dated April 5, 1999 pursuant to the Loan Agreement dated August 28, 1995 by and between Bank One, Arizona NA and the Registrant (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed August 17, 1999).

      10.25 Unconditional Guarantee of Payment by Electronic Designs Inc. to Bank One, Arizona NA and the Registrant (incorporated herein by reference to Exhibit 10.2 on From 10-Q filed on February 16, 1999).

      10.26 Fifth Modification Agreement dated November 1, 1998 pursuant to the Loan Agreement dated August 28, 1995 by and between Bank One, Arizona NA and the Registrant (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed on February 16, 1999).

       21.1 Subsidiaries of White Electronic Designs Corporation (incorporated herein by reference to exhibit 21.1 to Form 10-K filed December 24, 1998).

      *23.1       Consent of Independent Accountant (PricewaterhouseCoopers LLP)

      *27.1       Financial Data Schedule.

----------


(b)           Reports on Form 8-K

              None.

(c)           See (a)(3) above.

(d)           Not applicable.

 *    Filed herewith.
**    Management compensatory contract, plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WHITE ELECTRONIC DESIGNS CORPORATION




Date:    December 22, 1999                  /s/William J. Rodes
     ----------------------------           ------------------------------------
                                            William J. Rodes
                                            Controller, Secretary, Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:


/s/Norman T. Hall                             /s/Donald F. McGuinness
-----------------------------------           ----------------------------------
Norman T. Hall                                Donald F. McGuinness
Director                                      Chairman of the Board of Directors
Date:     December 22, 1999                   Date:     December 22, 1999
     ------------------------------                -----------------------------

/s/Thomas M. Reahard                          /s/Thomas J. Toy
-----------------------------------           ----------------------------------
Thomas M. Reahard                             Thomas J. Toy
Director                                      Director
Date:     December 22, 1999                   Date:     December 22, 1999
     ------------------------------                -----------------------------


/s/Hamid R. Shokrgozar                        /s/William J. Rodes
-----------------------------------           ----------------------------------
Hamid R. Shokrgozar                           William J. Rodes
President, Chief Executive Officer            Controller, Secretary, Treasurer
and Director
Date:     December 22, 1999                   Date:     December 22, 1999
     ------------------------------                -----------------------------

/s/Edward A. White
-----------------------------------
Edward A. White
Vice Chairman of the Board
and Director
Date:     December 22, 1999
      -----------------------------

                      WHITE ELECTRONIC DESIGNS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
WHITE ELECTRONIC DESIGNS CORPORATION


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholder's equity, and of cash flows present fairly, in all material respects, the financial position of White Electronic Designs Corporation and Subsidiary at October 2, 1999 and September 30, 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP


Phoenix, Arizona
November 19, 1999
(except for Note 19
for which the date is
December 21, 1999)

                           WHITE DESIGNS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                           (In thousands of dollars)

---------------------------------------------------------------------------------------------
                                                                   October 2,   September 30,
                                                                     1999          1998
=============================================================================================
ASSETS
Current Assets
  Cash                                                              $    305      $  2,756
  Accounts receivable, less allowance for
     doubtful accounts of $304 and $320                               10,374         3,584
  Inventories                                                         14,583         6,191
  Prepaid expenses                                                       354           109
  Deferred income taxes                                                2,098         1,647
---------------------------------------------------------------------------------------------
              Total Current Assets                                    27,714        14,287
Property, Plant and Equipment, net                                     7,445         2,066
Deferred Income Taxes                                                  1,978            --
Goodwill and Intangibles                                               1,444           929
Other Assets, net                                                        190         1,100
---------------------------------------------------------------------------------------------
              Total  Assets                                         $ 38,771      $ 18,382
=============================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                                 $  5,165      $  2,332
  Accounts payable                                                     4,697         3,503
  Accrued salaries and benefits                                        2,240           443
  Other accrued expenses                                               3,028         2,355
---------------------------------------------------------------------------------------------
              Total Current Liabilities                               15,130         8,633
Long Term Debt                                                         2,249            --
Other Long term Liabilities                                            1,190           447
---------------------------------------------------------------------------------------------
              Total Liabilities                                     $ 18,569      $  9,080
---------------------------------------------------------------------------------------------
Commitments and Contingencies (see Note 12)
---------------------------------------------------------------------------------------------
Shareholders' Equity
   Preferred stock, $1.00 par value, authorized 500,000 shares,
     issued 119,906, and none                                            120            --
  Common stock, $0.10 stated value, authorized 60,000,000
    shares issued 15,919,524 and 7,148,295                             1,591            72
  Treasury stock, 44,442 and 51,595 shares, at stated value
     and cost                                                             (4)         (186)
  Additional paid-in capital                                          37,272        26,998
  Accumulated deficit                                                (18,777)      (17,582)
---------------------------------------------------------------------------------------------
                Total Shareholders' Equity                            20,202         9,302
---------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                          $ 38,771      $ 18,382
=============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                    WHITE DESIGNS CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
           (In thousands of dollars, except share and per share data)


================================================================================================================
                                                                                  FISCAL YEAR
                                                                     1999             1998             1997
----------------------------------------------------------------------------------------------------------------
Net sales                                                        $     58,038      $    32,772      $    42,104
Cost of sales                                                          42,510           25,729           26,610
----------------------------------------------------------------------------------------------------------------
Gross margin                                                           15,528            7,043           15,494
----------------------------------------------------------------------------------------------------------------
Expenses:
   Selling, general and administrative                                 10,683            7,202            7,487
   Product development                                                  3,651            2,559            2,135
   Interest expense                                                       471              120              109
   Merger expense                                                         850               --               --
   Amortization of intangible assets                                      732              466              466
----------------------------------------------------------------------------------------------------------------
   Total expenses                                                      16,387           10,347           10,197
----------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes
    and discontinued operations                                          (859)          (3,304)           5,297
Provision (benefit) for income taxes                                     (301)              --              149
----------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                                 (558)          (3,304)           5,148
----------------------------------------------------------------------------------------------------------------
Discontinued operations (Note 16)
Loss from discontinued operations of Crystallume Diamond
Products Division, net of applicable income taxes                        (277)              --             (399)
Provision for loss on disposal of Crystallume Diamond
Products Division including provision for operating losses
 during the phase out period, net of applicable income taxes               --               --             (973)
----------------------------------------------------------------------------------------------------------------
(Loss) Income from discontinued operations                               (277)              --           (1,372)
----------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                                $       (835)     $    (3,304)     $     3,776
================================================================================================================
Earnings (loss) per share - basic, continuing operations         $      (0.06)     $     (0.47)     $      0.74
Earnings (loss) per share - basic, discontinued operations              (0.02)              --            (0.20)
----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE - BASIC                       $      (0.08)     $     (0.47)     $      0.54
----------------------------------------------------------------------------------------------------------------
Earnings (loss) per share-diluted, continuing operations                                            $      0.68
Earnings (loss) per share-diluted, discontinued operations                                                 0.18
----------------------------------------------------------------------------------------------------------------
Net income per common share-diluted                                                                 $      0.50
----------------------------------------------------------------------------------------------------------------
Weighted average number of common shares and equivalents:
    Basic                                                          15,394,451        7,072,000        6,948,000
    Diluted                                                                                           7,579,000
================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

              WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (In thousands of dollars, except share data)


--------------------------------------------------------------------------------------------------------------------------
                                                                                 Additional                   Total Share-
                                          Preferred      Common      Treasury     Paid-in       Accumulated     holders'
                                            Stock        Stock        Stock       Capital         Deficit        Equity
--------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1996                 $ --         $ 64          $ -       $ 26,943        $(17,860)       $ 9,147
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Purchase of common stock for
   treasury, at cost                                                  (194)                                         (194)
Common stock issued under
   employee stock option and stock
   purchase plans at $0.22 to $3.75
   per share                                                1           75              7                             83
Stock purchase warrant issued in
   partial payment of services                                                         25                             25
Conversion of preferred stock into
   common stock                                             7                          (7)
Net income                                                                                          3,776          3,776
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1997                 $ --         $ 72        $(119)      $ 26,968        $(14,084)       $12,837
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Purchase of common stock for
   treasury, at cost                                                  (310)                                         (310)
Common stock issued under
   employee stock option and stock
   purchase plans at $0.22 to $3.75
   per share                                                           243                           (194)            49
Stock purchase warrants issued in
   issued in partial payment of services                                               30                             30
Net loss                                                                                           (3,304)        (3,304)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998                 $ --         $ 72        $(186)      $ 26,998        $(17,582)       $ 9,302
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Common stock issuance:
Exercise of options and related
   tax benefits, 76,159 shares                              8                          14                             22
Payment of preferred dividends                                                                       (360)          (360)
Acquired through merger                      120        1,511          182         10,260                         12,073
Net loss                                                                                             (835)          (835)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 2, 1999                    $120      $ 1,591         $ (4)      $ 37,272        $(18,777)       $20,202
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                      WHITE ELECTRONIC DESIGNS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

----------------------------------------------------------------------------------
                                                              YEAR ENDED
                                                        OCTOBER 2,   SEPTEMBER 30,
                                                          1999           1998
----------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
 Net income                                             $   (835)     $(3,304)
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                         2,244        1,290
     Common stock and warrant issued in payment               --           30
     of interest and other expense
     Deferred income tax (benefit) expense                  (117)          --
     Net changes in balance sheet accounts:
       Accounts receivable                                (4,394)       3,809
       Inventories                                        (1,984)         712
       Prepaid expenses                                       26          326
       Other assets                                          238         (715)
       Accounts payable                                      443       (2,220)
       Accrued expenses                                    1,253           85
       Other long-term liabilities                           851           --
----------------------------------------------------------------------------------
 Net cash provided by operating activities              $ (2,275)     $    13
----------------------------------------------------------------------------------
 INVESTING ACTIVITIES:
 Acquisition of property,  plant & equipment              (2,109)        (773)
 Cash acquired in acquisition                                224
 Proceeds from sales of discontinued operations                           500
----------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities    $ (1,885)     $  (273)
----------------------------------------------------------------------------------
 FINANCING ACTIVITIES:
 Borrowings under line of credit, net                      4,730           --
 Borrowings of long-term debt                                 34           --
 Issuance of long-term debt                                   --          150
 Retirement of long-term debt                             (2,717)      (1,085)
 Issuance of common stock                                     22           49
 Repurchase of common stock                                   --         (310)
 Payment of preferred stock dividend                        (360)          --
----------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities    $  1,709      $(1,196)
----------------------------------------------------------------------------------
 Net change in cash                                       (2,451)      (1,456)
 Cash at beginning of year                                 2,756        4,212
----------------------------------------------------------------------------------
 Cash at end of year                                    $    305      $ 2,756
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
 SUPPLEMENTAL CASH FLOWS INFORMATION:
 Net cash paid for interest                             $    404      $   261
 Net cash recovered from income tax refunds             $    129      $   331
----------------------------------------------------------------------------------
 NON-CASH INVESTING AND FINANCING ACTIVITIES
 Details of acquisition
    Fair value of assets acquired                       $ 18,074      $    --
    Fair value of liabilities assumed                     (5,351)          --
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
 Net assets acquired                                    $ 12,723      $    --
 Acquisition costs                                          (650)
----------------------------------------------------------------------------------
 Stock issued in connection with the merger             $ 12,073      $    --
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                      WHITE ELECTRONIC DESIGNS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS

White Electronic Designs Corporation, formerly Bowmar Instrument Corporation and its subsidiary (collectively "the Company"), designs and manufactures high density, microelectronic memory products, advanced matrix liquid crystal displays, interface products, and electromechanical components and packages. The Company's customers include both domestic and international government contractors and original equipment manufacturers. The majority of the sales and operating income are generated by the microelectronic business segment.

2.       MERGER WITH ELECTRONIC DESIGNS, INC.

On October 26, 1998, Bowmar Instrument Corporation ("Bowmar") merged with Electronic Designs, Inc. ("EDI"). In connection with the merger, Bowmar changed its name to White Electronic Designs Corporation (the "Company"). While Bowmar was the legal acquirer, the merger was accounted for as a reverse acquisition purchase whereby EDI was deemed to have acquired Bowmar for financial reporting purposes. Consistent with the reverse acquisition purchase accounting treatment, the historical financial statements presented for periods prior to the merger date are the financial statements of EDI, not the previously reported consolidated financial statements of Bowmar. The operations of Bowmar have been included in the financial statements from the date of the merger. Pursuant to the Merger each outstanding share of common stock of EDI was converted into
1.275 shares of common stock of Bowmar.

The following unaudited pro forma information shows the results of operations of EDI and Bowmar for the fiscal years ended 1998 and 1997 assuming the companies had combined as of October 1, 1996.

-------------------------------------------------------------------------------------------------------------------------------
                                                                              1998                           1997
(dollars in thousands except per share data)
-------------------------------------------------------------------------------------------------------------------------------
Revenue                                                                   $  61,770                        $ 69,924
Net income (loss), continuing operations                                  $  (4,205)                       $  4,549
Basic income (loss) per share, continuing operations                      $   (0.29)                       $   0.27
-------------------------------------------------------------------------------------------------------------------------------

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the companies had been combined during the periods presented and is not intended to be a projection of future results.

3.       SIGNIFICANT ACCOUNTING POLICIES

         a.  Principles of Consolidation
         The consolidated financial statements include the accounts of the Company. All significant inter-company accounts and transactions are eliminated. Certain amounts in prior fiscal years consolidated financial statements have been reclassified to conform to current presentation.

         b.  Fiscal Year-End
         The Company's fiscal year-end is the Saturday nearest September 30.

         c.  Fair Value of Financial Instruments
         The Company values financial instruments as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS No. 107"). The carrying amounts of cash and cash equivalents and bank notes payable approximate fair value due to the short maturity of those instruments. The fair value of marketable securities and long-term investments is determined based on quoted market prices. The fair value of long-term obligations is estimated by discounting the future cash flows required under the terms of each respective debt agreement by current market rates for the same of similar issues of debt with similar remaining maturities.

         d.  Inventories
         Inventories are valued at the lower of cost or market with costs determined using the average and standard costs methods with standard costs approximating actual.

         e.  Property, Plant and Equipment
         Property, plant and equipment, including property under capital lease agreements, are stated at cost. Depreciation is determined on a straight-line basis over the estimated useful lives ranging from 5 to 20 years for buildings and improvements and 3 to 7 years for machinery and equipment. Leasehold improvements are amortized over the lives of the leases or estimated useful lives of the assets, whichever is less. When assets are sold or otherwise retired, the cost and accumulated depreciation are removed from the books and the resulting gain or loss is included in operating results.

         f.  Intangible Assets
         Intangible assets represent the goodwill generated from the October 26, 1998 merger with White Electronic Designs Corporation and the October 10, 1995 acquisition of Electronic Designs, Inc. . These assets are being amortized over periods ranging from four to five years. The intangible asset balances and related accumulated amortization as of fiscal year end 1999 and 1998 are as follows:

         -----------------------------------------------------------------------------------------------------------
                                                                                    Fiscal 1999          Fiscal 1998
         -----------------------------------------------------------------------------------------------------------
         Intangible Assets Gross October  26, 1998 Merger                            $ 1,247,000         $        --
         Intangible Assets Gross October 10, 1995 Acquisition                          2,330,000           2,330,000
         Accumulated Amortization October 26, 1998 Merger                               (266,000)                 --
         Accumulated Amortization October 10, 1995 Acquisition                        (1,867,000)         (1,401,000)
         ------------------------------------------------------------------------------------------------------------
         Intangible Assets, Net                                                      $ 1,444,000         $   929,000
         ------------------------------------------------------------------------------------------------------------

         g.  Government Contracts
         Sales under government contracts, which are usually based on firm fixed price contracts, are recorded when the units are shipped and accepted by the government.

         h.  Sales Recognition and Accounts Receivable
         The majority of the Company's sales are recognized when the products are shipped to the customer. Some product shipments to distributors may be returned based on conditions set forth in their distributor agreement. Therefore, product sales on these shipments to distributors are not recognized until the distributor ships the products to the end user customer. The Company also maintains reserves for warranty return expense based on normal return rates. In addition, the Company has reserves for potential credit losses, and distributor price protection adjustments. Based on historical experience, the Company believes it has adequate reserves to account for potential losses or adjustments. Write-offs for uncollectible accounts totaled $36,000 in fiscal 1999 and $26,000 in fiscal 1998.

         i.  Income Taxes
         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carryforwards.

         j.  Newly Issued Accounting Standards
         The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and related information (SFAS 131). Business segment and related information can be found in Note 18 of Notes to Consolidated Financial Statements.

         The Company has adopted Statement of Financial Accounting Standards No 132, Disclosures about Pension and other Post-Retirement Benefits (SFAS
         132). Pension benefits plan information can be found in Note 9 of Notes to Consolidated Financial Statements.

         In April 1998, SOP 98-5, Reporting on the costs of Start-Up Activities, was issued and provides guidance on the financial reporting of start-up costs and reorganization cost to be expensed as incurred. This SOP is effective for fiscal years beginning after December 15, 1998. The Company believes the adoption of this standard will have no material effect on the Company's financial reporting and disclosure.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of certified Public Accountants issued Statement SOP-98-1, Accounting for the Costs of Computer Software Developed or obtained for Internal Use, relating to the treatment of costs incurred to develop software for internal use. This SOP is effective for the financial statements for fiscal years beginning after December 15, 1998, and should be applied to internal use computer software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of this SOP. The Company will adopt the SOP in the first quarter of Fiscal Year 2000. The Company is evaluating the effect this SOP will have on the Company's financial reporting and disclosure. The Company believes the adoption of this standard will have no material effect on the Company's financial reporting and disclosure.

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

         l.  Research and Development
         Expenditures for research and development are expensed as incurred.


4.   INVENTORIES

Inventories consist of the following:

---------------------------------------------------------------------------------------------------------------
                                                   October 2, 1999                           September 30, 1998
---------------------------------------------------------------------------------------------------------------
Raw materials                                         $ 7,373,000                                   $ 4,193,000
Work-in-process                                         4,659,000                                       265,000
Finished goods                                          2,551,000                                     1,733,000
---------------------------------------------------------------------------------------------------------------
Total Inventories                                     $14,583,000                                   $ 6,191,000
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

The inventories are net of reserve for excess and obsolete inventories of $1,691,000 and $1,264,169 for fiscal 1999 and 1998 respectively.

5.       OTHER ASSETS

Other assets for fiscal 1999 consist of $57,000 in bank loan origination costs, $42,000 in security deposits and $91,000 in other general deposits. Other assets for fiscal 1998 consisted of $412,000 relating to capitalized merger costs, a note receivable for $625,000 relating to the sale of Crystallume, and $63,000 in other general deposits.

6.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

--------------------------------------------------------------------------------------------------------------------------------
                                                                 October 2 1999                      September 30, 1998
--------------------------------------------------------------------------------------------------------------------------------
Land                                                               $   246,000                          $        --
Buildings and improvements                                             600,000                                   --
Machinery and equipment                                              5,704,000                            3,153,000
Tooling                                                                987,000                              912,000
Furniture and fixtures                                               1,618,000                               12,000
Leasehold improvements                                               1,694,000                              191,000
--------------------------------------------------------------------------------------------------------------------------------
Total, at cost                                                      10,849,000                            4,268,000
Less accumulated depreciation and amortization                      (3,404,000)                          (2,202,000)
--------------------------------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                  $ 7,445,000                          $ 2,066,000
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

At fiscal year-end 1999 and 1998, property, plant and equipment held under capital leases amounted to $375,000 and $375,000 respectively. Related accumulated amortization on this property and equipment amounted to $304,000 and $211,000. Accumulated amortization for such equipment approximated $94,000 and $94,000 for fiscal years 1999 and 1998, respectively.

7.       LONG-TERM DEBT

Long-term debt consists of the following:

-------------------------------------------------------------------------------------------------------------------------------
                                                            October 2, 1999                     September 30, 1998
-------------------------------------------------------------------------------------------------------------------------------
Term loan, Bank One                                           $ 2,601,000                           $        --
Term loan                                                              --                             1,823,000
Term loan, Equipment                                                   --                               337,000
Bank One revolving line of credit                               4,730,000
Obligations under capital leases                                   83,000                               172,000
-------------------------------------------------------------------------------------------------------------------------------
   Sub-Total                                                    7,414,000                             2,332,000
Less current portion                                            5,165,000                           $(2,332,000)
-------------------------------------------------------------------------------------------------------------------------------
Total long term debt                                          $ 2,249,000                           $        --
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

The financing agreement with Bank One provides for a $6.0 million revolving line of credit which expires February 28, 2000 and bears interest at .5% over the Bank's prime rate (on October 2, 1999 the loan rate was 8.75%; and a term loan with principal amount of $2,601,000 which bears interest at the rate of 2.5% over the LIBOR. The term loan's rate on October 2, 1999 was 7.9% with principal payments of $29,363 per month with the balance due on November 30, 2003. The Bank One financing is collateralized by all of the assets of the Company. The term loans which were outstanding as of September 30, 1998 were paid using borrowing arrangements through Bank One.

The financing agreement contains certain financial covenants and precludes the payment of cash dividends for both Preferred and Common Stock in excess of $500,000 per year.

The availability of cash under the revolving line of credit is based on eligible accounts receivable and inventories. There is a charge of 1/4 of 1% per month on the unused portion of the line of credit.

The aggregate maturities of the above debt excluding the revolving line of credit, are approximately $435,000 in 2000, $352,000 in 2001, $352,000 in 2002
and $1,545,000 in 2003.

The weighted average interest rate on long term debt for fiscal 1999, 1998, and 1997 was approximately 8.05%, 9.25%, and 9.00% respectively.

8.       INCOME TAXES

The provision (benefits) for income taxes on continuing operations consists of the following:

-------------------------------------------------------------------------------------------------------------------------------
                                                                          Fiscal Year
                                                  1999                       1998                           1997
-------------------------------------------------------------------------------------------------------------------------------
Current                                        $ 129,000                $     --                        $ 1,349,000
Deferred                                       (430,000)                      --                         (1,200,000)
-------------------------------------------------------------------------------------------------------------------------------
Income tax provision (benefit)               $ (301,000)                $     --                        $   149,000
===============================================================================================================================

A reconciliation of the provision for income taxes on continuing operations between the U.S. statutory and effective rates follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                    Fiscal Year
                                                                1999                    1998                    1997
-------------------------------------------------------------------------------------------------------------------------------
Provision (benefits) at statutory rate                     $ (292,000)              $   --               $ 1,133,000
State taxes, net of federal benefit                           (30,000)                  --                   216,000
Other                                                          (8,000)                  --                        --
Permanent difference                                           29,000                   --                (1,200,000)
-------------------------------------------------------------------------------------------------------------------------------
Effective Tax                                              $ (301,000)              $   --               $   149,000
-------------------------------------------------------------------------------------------------------------------------------

The income tax effect of loss carryforwards, tax credit carryforwards and temporary differences between financial and tax reporting give rise to the deferred income assets and liabilities. Deferred income taxes consisted of the following:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                     October 2, 1999      September 30, 1998
-------------------------------------------------------------------------------------------------------------------------------
Current:
  Accounts receivable                                                                $      --             $    40,000
  Allowance for doubtful accounts                                                        119,000                  --
  Inventories                                                                          1,374,000               471,000
  Plant, Property and Equipment                                                           58,000                  --
  Deferred Revenue                                                                       332,000                  --
  Accrued expenses and other liabilities                                                 816,000               803,000
  Tax credit carryforwards                                                                  --               1,264,000
  Net operating loss carryforwards                                                       283,000             6,262,000
  Deferred tax asset valuation allowance                                                (884,000)           (7,193,000)
-------------------------------------------------------------------------------------------------------------------------------
Subtotal                                                                             $ 2,098,000           $ 1,647,000
-------------------------------------------------------------------------------------------------------------------------------
  Long Term:
    Property, Plant and Equipment                                                       (990,000)              (79,000)
    Intangible Assets                                                                   (568,000)             (368,000)
    Net operating loss carryforwards                                                   4,324,000                  --
    Tax credits                                                                          147,000                  --
    Other                                                                               (102,000)                 --
    Deferred tax asset valuation allowance                                              (833,000)                 --
-------------------------------------------------------------------------------------------------------------------------------
  Subtotal                                                                             1,978,000              (447,000)
-------------------------------------------------------------------------------------------------------------------------------
  Total                                                                              $ 4,076,000           $ 1,200,000
-------------------------------------------------------------------------------------------------------------------------------

Based on the Company's taxable income in recent years and projecting future taxable income over the period in which the deferred income tax assets are deductible, the Company believes that it is more likely than not that it will realize the benefit of the deferred tax assets.

As of October 2, 1999, the Company had federal net operating loss carryforward for tax purposes of approximately $12,950,000, which expire at various dates through 2018. In addition, the Company has state tax net operating loss carryforwards of $3,800,000, which expire at various dates through 2003.

Ownership changes, as defined in Internal Revenue Code (IRC Section 382), have limited the amount of net operating loss tax credit carryforwards that can be utilized by the Company annually to offset future taxable income.

The net change in the Company's valuation allowance of $5,422,000 results from purchase accounting adjustments and a waiver of a portion of net operating losses that will not be utilized due to IRC Section 382.

9.       BENEFIT PLANS

The Company has a defined benefit pension plan for union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. Benefits are based primarily on a benefits multiplier and years of service. The Company funds the amount equal to the minimum funding required plus additional amounts which may be approved by the Company from time to time. The following statements lists pension benefit information as of October 2, 1999. Electronic Designs Inc. did not have a pension benefit plan in fiscal 1997 and 1998.

CONSOLIDATED BENEFIT PLAN

-----------------------------------------------------------------------------------
                                                                         October 2,
                                                                            1999
-----------------------------------------------------------------------------------
Reconciliation of Projected Benefit Obligation
   Benefit obligation beginning of year                                        -
   Benefit obligation assumed through merger                          $ 2,258,116
   Service Cost                                                            49,217
   Interest cost                                                          146,900
   Participant contributions                                                 --
   Plan amendments                                                        133,176
   Curtailments                                                              --
   Settlements                                                               --
   Benefits paid                                                         (126,083)
   Actuarial (gain) loss                                                 (313,733)
   Acquisitions (divestitures)                                               --
-----------------------------------------------------------------------------------
Benefit obligation-end of year                                        $ 2,147,593
-----------------------------------------------------------------------------------
Reconciliation of Fair Value of Plan Assets
   Plan assets at fair market value-beginning of year                 $ 2,353,962
   Actual return on plan assets                                           217,067
   Acquisitions (divestures)                                                 --
   Employer contributions                                                  15,289
   Participant contributions                                                 --
   Benefits paid                                                         (126,083)
   Settlements                                                               --
   Expenses                                                               (53,070)
-----------------------------------------------------------------------------------
Plan assets at fair market value-end of year                          $ 2,407,165
-----------------------------------------------------------------------------------
Funded Status                                                         $   259,572
   Unrecognized transition (assets) obligation                               --
   Unrecognized prior service cost                                        185,922
   Unrecognized actuarial (gain) loss                                    (341,032)
-----------------------------------------------------------------------------------
Net amount recognized                                                 $   104,462
-----------------------------------------------------------------------------------
Weighted-Average Assumptions
   Discount rate                                                             7.50%
   Expected return on plan assets                                            7.00%
Amounts recognized in the statement of financial position
   Prepaid benefit cost                                               $   104,462
   Accrued benefit liability                                                 --
   Intangible assets                                                         --
   Accumulated other comprehensive income                                    --
-----------------------------------------------------------------------------------
Net amount recognized                                                 $   104,462
-----------------------------------------------------------------------------------
Components of Net Periodic Benefit Cost
   Service cost                                                       $    86,492
   Interest cost                                                          146,900
   Expected return on market-related plan assets                         (160,546)
   Amortization of transition (assets) obligation                            --
   Amortization of prior cost                                              24,885
   Recognized actuarial (gain) loss                                          --
-----------------------------------------------------------------------------------
   Net periodic benefit cost                                          $    97,731
-----------------------------------------------------------------------------------
   Curtailment (gain) loss                                                   --
   Settlement (gain) loss                                                    --
-----------------------------------------------------------------------------------
Net periodic benefit cost after curtailments and settlements          $    97,731
===================================================================================

In addition, the Company has an Incentive Savings 401(k) Plan covering non-union employees of the Company who have completed six months of service. During fiscal 1999, EDI matched employee contributions equal to 50% of the first 6% of a participant's wage base and Bowmar matched employee contributions equal to 50% of the first 3% of a participant's wage base. During each of the fiscal years 1999, 1998 and 1997, the Company made contributions to the plan of approximately $133,475, $119,000 and $117,000 respectively. The two companies' 401(k) plans were combined in October, 1999 and the Company now matches employee contributions equal to 50% of the first 6% of a participant's wage base.

10.   STOCK OPTIONS WARRANTS AND STOCK PURCHASE PLANS

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

In connection with the merger with Electronic Design, Inc., Bowmar assumed all outstanding EDI options and EDI warrants exercisable for shares of EDI common stock and each such EDI option and EDI warrant was by virtue of the merger and without any action on the part of the holder thereof, exercisable for shares of Bowmar stock having the same terms and condition as the EDI options and EDI warrants (including such terms and conditions as may be incorporated by reference into the agreements evidencing EDI options and EDI warrants pursuant to the plans or arrangements pursuant to which such EDI options and EDI warrants were granted ) except that the number of shares issuable upon exercise has been multiplied by the Exchange Ratio of 1.275 and rounded to the nearest whole number of shares of Bowmar Stock and the exercise price per share of EDI Stock under such option or warrants equals the exercise price per share of EDI Stock under such EDI options or EDI warrant divided by the Exchange ratio of 1.275 and rounded to the nearest cent.

Common Stock Warrants

During the year ended September 30, 1997, EDI, as part of a service agreement with an outside firm, issued warrants to purchase 45,000 shares of common stock at an exercise price of $3.875 per share, which vest upon achievement of specified goals. These warrants expire in December, 1999. The Company assigned a value of $90,000 to these warrants, which is being amortized to the income statement over the service period.

In connection with obtaining the bank borrowings, the Company issued warrants in October 1995 to purchase up to 276,686 shares of common stock at an exercise price of $3.50 per share. The warrants expired in October 1998.
The Company assigned a value of $28,000 to these warrants.

At October 2, 1999, warrants to purchase 56,281 shares of common stock issued prior to October 1, 1995, with an exercise price of $2.22, (using the exchange ratio of 1.275) and expiration date of August, 2001 were outstanding.

Stock Options Plans

In February 1987, EDI adopted the 1987 Stock Option Plan (the "Plan"). The Plan, as amended, allows for the issuance of up to 2,259,748 shares of the Company's common stock. Options granted under the Plan must be granted at the fair market value of such shares on the date of grant and must have an expiration date no more that ten years from the date of grant. Generally, options vest over a five year period and expire five years from the date of grant. Additionally, in October 1995, in connection with the acquisition of EDI-MA, fully vested options to purchase 314,826 shares of the Company's common stock at $0.22 per share that were valued at $598,000 were issued to employee in exchange for fully vested options of EDI-MA. At the date of the merger with White Electronic Designs Corporation, Bowmar assumed all then outstanding unexercised EDI options and converted the number of shares issuable upon exercise and the exercise price per share using the 1.275 exchange ratio. At fiscal year end 1999, 1,620,297 and 195,987 shares from the 1987 Stock Option and EDI-MA acquisition plan is under option. As both plans were terminated upon merging with the Company, there are no shares available for future grants.

Under Bowmar's shareholder approved 1994 Flexible Stock Plan, Common Stock is available for the grant of options, appreciation rights, restricted stock awards, performance shares and other stock-based awards. The vesting and terms of the options granted under this plan are determined when awarded by the Board of Directors. At October 2,1999 there were 562,390 shares available for future grants to directors, officers and employees at prices not less than the fair value at the date of grant by the Board of Directors. At fiscal year-end 1999, 609,700 shares from the Company's 1994 plan are under option.

During fiscal 1995, the Board of Directors terminated Bowmar's shareholder approved 1986 Stock Option Plan. At fiscal year-end 1999, 13,250 shares from Bowmar's 1986 Plan remain under option.

The Company's approved Non-Qualified Stock Option Plan for Directors provides for the issuance of options to purchase shares of Common Stock to directors at an exercise price equal to the fair market value on the date of grant. At fiscal year end October 2, 1999, there were 190,822 shares available for future grants to the directors. The options are exercisable as early as six months after date of grant and expire in ten years. A total of 181,000 options under this Non-Qualified Plan have been issued to non-employee directors and 151,000 options remain unexercised at October 2, 1999.

During fiscal 1999, the Company's Board of Directors approved an independent grant to Mr. McGuinness for a nonqualified stock option to purchase up to 102,000 shares of common stock at an exercise price of $1.125 per share, vesting ratably over three years. At October 2, 1999, 102,000 shares from this independent option right are still under option.

A summary of the Company's stock option activity and related information is as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Fiscal Year
                                                          1999                          1998                       1997
----------------------------------------------------------------------------------------------------------------------------------
                                                               Weighted                      Weighted                   Weighted
                                                  Shares        Average       Shares         Average        Shares       Average
                                                  Under        Exercise       Under          Exercise       Under        Exercise
                                                  Option         Price        Option           Price        Option         Price
----------------------------------------------------------------------------------------------------------------------------------
Beginning balance outstanding                    2,715,586    $      2.31     1,740,978    $      3.49     1,573,235   $      3.39
Granted                                          1,271,178           1.19       135,250           3.18       333,000          3.56
Canceled                                        (1,218,371)          2.37      (268,068)          3.39      (111,335)         3.50
Exercised                                          (76,159)          0.28        (2,566)          3.37       (53,922)         1.10
----------------------------------------------------------------------------------------------------------------------------------
Ending balance outstanding                       2,692,234           1.80     1,605,594           3.48     1,740,978   $      3.49
Merger conversion at 1.275                                                    2,047,132           2.73
Beginning balance outstanding, Bowmar                                           668,454           2.04
----------------------------------------------------------------------------------------------------------------------------------
Adjusted ending balance outstanding              2,692,234    $      1.80     2,715,586    $      2.39     1,740,978   $      3.49
----------------------------------------------------------------------------------------------------------------------------------
Shares available for future grant                  562,390                      757,000                      624,000
Weighted average fair value of option grants
                                               $      0.68                   $     2.13                  $      2.35
----------------------------------------------------------------------------------------------------------------------------------

The beginning balance of shares under option for fiscal 1999 was calculated by converting EDI's balance of option shares outstanding by the $1.125 exchange ratio and adding Bowmar's balance of option shares outstanding at fiscal year end 1998. The following table summarizes additional information about the Company's stock options outstanding as of October 2, 1999:

--------------------------------------------------------------------------------------------------------------------------------
                                                    Options Outstanding                          Options Exercisable
--------------------------------------------------------------------------------------------------------------------------------
                                                       Weighted           Weighted                               Weighted-
                                      Shares           Average             Average                               Average
                                       Under           Exercise           Remaining          Exercisable         Exercise
                                      Option            Price           Contractual Life        Shares             Price
--------------------------------------------------------------------------------------------------------------------------------
Range of exercise price:
    $0.170 - $1.000                    195,987           $0.17             2.7 years             195,987           $0.17
    $1.125 - $2.000                  1,390,042           $1.13             5.3 years             570,179           $1.38
    $2.606 - $2.940                  1,060,530           $2.71             3.8 years           1,056,386           $2.71
    $3.125 - $3.563                     45,675           $3.40             2.8 years              44,973           $3.40
--------------------------------------------------------------------------------------------------------------------------------
                                     2,692,234           $1.79             4.5 years           1,867,525           $2.04
================================================================================================================================

On December 6, 1996, the Bowmar Board of Directors approved the repricing of 213,500 options that were granted to officers and employees in 1995 under the Company's 1994 Flexible Stock Plan. The revised exercise price is $2.00 per share (approximately 25% over the market price on the date of the repricing) instead of the original exercise prices which ranged from $3.125 to $3.375 per share.

On December 3, 1998, the Board of Directors approved the repricing of options to employees (excluding the Chief Executive Officer and the Chief Financial officer) of the Company. The revised exercise price is $1.125 per share (the market closing price on the date of repricing) instead of the original exercise prices that ranged from $1.688 to $3.490 per share. In the above table these options are shown as being canceled and new options granted.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock option plans under the fair value based method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

--------------------------------------------------------------------------------------------------------------------------------
                                                         1999                       1998                            1997
--------------------------------------------------------------------------------------------------------------------------------
Expected options term (years)                            4.4                        5.0                              5.0
Risk free interest rate                                  5.5%                       6.0%                             6.3%
Volatility                                              67%                        78%                              78%
--------------------------------------------------------------------------------------------------------------------------------

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The pro forma information for 1999 and 1998 and 1997 follows:
(In thousands except for per share information):

--------------------------------------------------------------------------------------------------------------------------------
                                                            1999                      1998                        1997
--------------------------------------------------------------------------------------------------------------------------------
Net (loss), continuing operations                         $ (558)                  $ (3,304)                    $ 5,148
Operation compensation expense                              (363)                      (772)                       (616)
--------------------------------------------------------------------------------------------------------------------------------
Pro forma net (loss), continuing operations               $ (921)                  $ (4,076)                    $ 4,532
--------------------------------------------------------------------------------------------------------------------------------
Pro forma net (loss), income per share  continuing
      operations, basic                                   $(0.08)                  $  (0.58)                    $  0.65
--------------------------------------------------------------------------------------------------------------------------------

Because additional option grants are expected to be made in future years and options vest over several years, the pro forma impact on fiscal years 1999, 1998 and 1997 is not necessarily representative of the pro forma impact on reported results for future years.

Stock Purchase Plans

In November 1995, the EDI Board of Directors adopted the 1996 Employee Stock Purchase Plan. This plan provided for the purchase by employees of up to 250,000 shares of common stock at 85% of the fair market value on the first or last day of the offering period (as defined in the plan), whichever is lower. This plan was terminated in October, 1998 resulting from the merger of EDI and the Company. There were no shares issued under this plan in fiscal 1999. During the years ended September 30, 1998, 1997 and 1996, 17,744 shares at $1.66, 7,315 shares at $2.00 and 7,241 shares at $3.21, respectively, using the exchange ratio of 1.275, were issued under the plan.

11.      FINANCIAL INSTRUMENTS

The financial position of the Company at October 2, 1999, includes certain financial instruments which may have a fair value that is different from the value currently reflected on the financial statements. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.

Cash and Cash Equivalents: Cash is invested in overnight securities, therefore the fair value is equal to the carrying amount. The carrying amount of long term debt is a reasonable estimate of fair value as stated rates of interest approximate current market rates.

12.      COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment under noncancelable lease agreements some of which include renewal options of up to five years. Total rent expense for 1999, 1998, and 1997 was $1,337,000, $609,000 and $591,000
respectively. Future minimum annual fixed rentals required under noncancelable operating leases having an original term of more than one year are $1,310,000 in 2000, $1,237,000 in 2001, $608,000 in 2002, $458,000 in 2003, and $1,832,000
thereafter.

The Company is currently required to pay tariffs on certain imported parts. The Company believes that the tariffs are not justified and is appealing the assessment.

On April 25, 1996 the U.S. Attorney's Office for the State of Arizona undertook an investigation of certain aspects of White Microelectronics contracts with prime contractors with the Federal government. The investigation focused on the interpretation of certain government contract specified testing requirements on incoming material. The Company is cooperating fully with the investigation. On March 13, 1998, the Company was notified by the U.S. Attorney's Office for the State of Arizona that it has closed its criminal investigation of White Microelectronics. The U.S. Attorney's office is now pursuing civil damages against the Company based on their findings from the investigation. The Company is currently discussing these claims with the U.S. Attorney's office and believes that the outcome will not have a material adverse effect on future operations. However, based on information available, management believes disposition costs can be reasonably estimated. Therefore, an accrual adequate to cover these cost has been recorded in the financial statements.

13.      PREFERRED STOCK

Preferred shareholders vote equally with common shareholders. Each share of preferred stock has one vote, is convertible into 13.33 shares of the Company's Common Stock (stated value $0.10 per share), and pays annual dividends totaling $3.00 per share, payable quarterly on March 31, June 30, September 30 and December 31 of each year. The dividend on the preferred shares is cumulative. As of October 2 1999, the Company has approximately 1,600,000 shares of Common Stock reserved for the conversion of preferred stock. The preferred stock is redeemable at the option of the Company at $25.00 per share on and after January 1, 1998, and is not subject to mandatory redemption.

14.      CONCENTRATIONS OF CREDIT RISK

The Company sells its products primarily to large original equipment manufacturers, or electronic assembly houses in the United States. In fiscal 1999, one customer accounted for 10% of the Company's sales. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. At certain times throughout the year the Company may maintain certain bank accounts in excess of the FDIC insured limits.

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

The terms of the Rights may be amended by the Board of Directors without the consent of the holders of the Rights, except that from and after such time as any person becomes an Acquiring Person, no such amendment may adversely affect the interests of the holders of the Rights. Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends. The Rights cannot be bought, sold or otherwise traded separately from the Common Stock. Certificates for Common Stock issued after the date of the Rights Agreement carry a notation that indicates the Rights are attached. The Rights will expire on December 5, 2006 unless extended or unless the Rights are earlier redeemed by the Company. The Rights Agreement was amended in connection with the EDI merger to exempt from operation of the Rights Agreement the execution of the Agreement and Plan of Merger with EDI and the transactions contemplated thereby.

16.      DISCONTINUED OPERATIONS


On May 13, 1997, the Company announced the decision to divest Crystallume. As a consequence, the Company recorded a provision for loss on disposal of Crystallume of $973,000, which included a provision for operating losses during the phase out period (May 13, 1997 to the estimated date of disposal). Revenues related to discontinued operations were $744,000 for fiscal 1997. The losses from discontinued operations for fiscal 1997 were recorded net of current income tax benefits of $649,000. The results of Crystallume have been retroactively separated from the Company's ongoing operations in the consolidated statement of operations and, at September 30, 1997, the assets of Crystallume, consisting primarily of fixed assets, have been separately classified on the balance sheet as a current asset.


On October 27, 1997, the Company sold the assets, effective as of October 1, 1997, of Crystallume pursuant to an Asset Purchase Agreement (the "Agreement"). The assets sold include all intellectual property, manufacturing equipment, inventories and certain specific contracts related to Crystallume's diamond films and coating business. The buyer assumed none of the liabilities, except that it assumed the obligation to perform under the acquired contracts with Crystallume's customers, facility lessor and equipment lessors. The purchase price consisted of: $500,000 in cash at closing; $625,000 payable over three years, plus simple interest at 9.5%; and an agreement for future payments based on product and license revenues earned by the buyer using Crystallume intellectual property over the next five and seven years, respectively.

On October 1, 1998, the date that the first installment in the amount of $250,000 was due, the Company received a letter from the buyer asserting certain indemnity claims under the Agreement in the amount of the total purchase price and claimed its right to set-off its indemnifiable damages against amounts due to the Company. The Company and the buyer have resolved this matter. In exchange for executing mutual releases, the Company has reduced the receivable to $325,000. In fiscal 1999, $200,000 was been received and $125,000 is due April 1, 2000. This settlement resulted in a loss of $342,000 net taxes in fiscal 1999.

17.      EARNINGS PER SHARE

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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

----------------------------------------------------------------------------------------------------------------------------------
                                                                      FISCAL 1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                        Income              Shares               Per share
                                                                     (Numerator)         (Denominator)             Amount
----------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations, net of tax                          $  (558,000)
Less: preferred stock dividends                                           360,000
----------------------------------------------------------------------------------------------------------------------------------
BASIC EPS
Loss applicable to continuing operations, net of tax                 $  (918,000)          15,394,451            $ (0.06)
Loss applicable to discontinued operations, net of tax                  (277,000)          15,394,451            $ (0.02)
----------------------------------------------------------------------------------------------------------------------------------
Loss available to common stockholders                                 (1,195,000)                                $ (0.08)
EFFECTS OF DILUTIVE SECURITIES
Common stock options                                                                          487,402
----------------------------------------------------------------------------------------------------------------------------------
DILUTIVE EPS
Loss available to common stockholders                                $(1,195,000)          15,881,853            $ (0.08)
----------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                                                      FISCAL 1998
-------------------------------------------------------------------------------------------------------------------------------
                                                                         Income            Shares               Per Share
                                                                       (Numerator)      (Denominator)            Amount
-------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations, net of Tax                        (3,304,000)
Less: preferred stock dividends                                                -
-------------------------------------------------------------------------------------------------------------------------------
BASIC EPS
Earnings applicable to continuing operations, net of tax               (3,304,000)         7,072,000             $(0.47)
Loss applicable to discontinued operations, net of tax                         --          7,072,000             $ 0.00
-------------------------------------------------------------------------------------------------------------------------------
Earnings available to common stock holders                             (3,304,000)                               $(0.47)
EFFECTS OF DILUTIVE SECURITIES
Common stock equivalents                                                                          --
-------------------------------------------------------------------------------------------------------------------------------
DILUTIVE EPS
Earnings available to common stock holders                             (3,304,000)         7,072,000             $(0.47)
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                                                   FISCAL 1997
-------------------------------------------------------------------------------------------------------------------------------
                                                                         Income            Shares               Per Share
                                                                       (Numerator)      (Denominator)            Amount
-------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations, net of tax                        $5,148,000
Less: preferred stock dividends                                                --
-------------------------------------------------------------------------------------------------------------------------------
BASIC EPS
Earnings applicable to continuing operations, net of tax                5,148,000           6,948,000           $(0.74)
Loss applicable to discontinued operations, net of tax                (1,372,000)           6,948,000           $(0.20)
----------------------------------------------------------------- -------------------- -------------------- -------------------
Earnings available to common stock holders                              3,776,000                               $(0.54)
EFFECTS OF DILUTIVE SECURITIES
Common stock options                                                                           302,000
Common stock warrants                                                                          174,000
Convertible preferred stock                                                                    155,000
-------------------------------------------------------------------------------------------------------------------------------
DILUTIVE EPS
Earnings available to common stock holders                              3,776,000            7,579,000           $0.50
-------------------------------------------------------------------------------------------------------------------------------

The convertible preferred stock is not included in the calculation of dilutive earnings per share for fiscal 1999, because its inclusion would be anti-dilutive. The effect of common stock equivalents is not included in fiscal 1998 diluted loss per share calculation as their inclusion would be anti-dilutive.

18.      OPERATIONS BY BUSINESS SEGMENTS

The Company operates in two business segments. The microelectronic segment packages semiconductor products mainly for memory storage. Its products are sold to original equipment manufacturers in the telecommunications, computer networking, aerospace defense, and military equipment industries. The display segment designs and manufactures AMLCD's and other interface products. Display products are sold mainly to customers in the aviation and aerospace industries. The segments have common customers, mainly in the aerospace defense industry. However, the products from each segment are usually purchased by different purchasing groups within the parent company. There are no intersegment sales. Transfers of inventory between segments are made at cost, and are treated simply as transfers between locations.

The assets identified by segment are those assets used in the companies operations and do not include general corporate assets such as cash, goodwill, or deferred tax assets. Capital expenditures report asset purchases and do not include equipment added through the use of operating leases.

A significant portion of the Company's business activity in each segment is from contractor's who have contracts with the United States Department of Defense.

A significant portion of the Company's sales are to foreign customers. Export sales as a percent of total sales in fiscal 1999, 1998, and 1997 were 18%, 24%, and 28% respectively.

                    Foreign Sales by Major Geographic Segment
                            (in thousands of dollars)

-------------------------------------------------------------------------------------------------------------------------------
                                       Fiscal 1999                     Fiscal 1998                      Fiscal 1997
-------------------------------------------------------------------------------------------------------------------------------
           Europe                          7,866                          5,595                             7,705
            Asia                           2,606                          2,158                             4,001
-------------------------------------------------------------------------------------------------------------------------------
           Total                          10,472                          7,753                            11,706
-------------------------------------------------------------------------------------------------------------------------------

OPERATIONS BY BUSINESS SEGMENTS


(In thousands of dollars)

-------------------------------------------------------------------------------------------------
                                                                 FISCAL YEAR
                                                  1999              1998               1997
-------------------------------------------------------------------------------------------------
NET SALES
Microelectronics                               $ 45,463           $ 28,149           $ 35,259
Display                                          12,575              4,623              6,845
-------------------------------------------------------------------------------------------------
Total Net Sales                                $ 58,038           $ 32,772           $ 42,104
-------------------------------------------------------------------------------------------------
INCOME BEFORE TAX
Microelectronics                               $    (38)          $ (1,713)          $  5,569
Display                                              29             (1,591)              (272)
Merger costs                                       (850)
-------------------------------------------------------------------------------------------------
Total income before tax                        $   (859)          $ (3,304)          $  5,297
-------------------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
Microelectronics                               $ 24,239           $  9,814           $ 13,333
Display                                           8,517              2,084              3,080
General corporate                                 6,015              6,037              8,724
-------------------------------------------------------------------------------------------------
Total Assets                                   $ 38,771           $ 17,935           $ 25,137
-------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES
Microelectronics                               $  1,731           $    535           $    887
Display                                             378                238                143
-------------------------------------------------------------------------------------------------
Total capital expenditures                     $  2,109           $    773           $  1,030
-------------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION EXPENSE
Microelectronics                               $  1,834           $  1,131           $  1,576
Display                                             410                159                 49
-------------------------------------------------------------------------------------------------
Total                                          $  2,244           $  1,290           $  1,625
-------------------------------------------------------------------------------------------------

19. SUBSEQUENT EVENTS

On November 10, 1999, and December 21, 1999, the White Electronic Designs Board of Directors approved measures to redeem the Senior Voting Cumulative Preferred Stock

20. INTERIM FINANCIAL RESULTS (UNAUDITED)
    (In thousands of dollars, except per share data)

                                                                               FISCAL 1999
-------------------------------------------------------------------------------------------------------------------------
                                                       Jan 2        Apr 3        Jul 3        Oct 2         Year
-------------------------------------------------------------------------------------------------------------------------
Net sales                                            $ 12,301     $ 12,960      $15,172     $ 17,604      $ 58,038
-------------------------------------------------------------------------------------------------------------------------
Gross margin                                         $  2,176     $  2,982      $ 4,592     $  5,777      $ 15,528
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                               $(1,860)     $(1,127)      $   827     $  1,304      $  (859)
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
   operations                                        $(1,116)     $  (676)      $   493     $    743      $  (558)
-------------------------------------------------------------------------------------------------------------------------
Discontinued operations
Crystallume Diamond Products
      Division (loss) income on disposal
      net of applicable income taxes (Note 19)       $    --      $  (342)      $    --     $     65      $  (277)
-------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                    $(1,116)     $(1,018)      $   493     $    808      $  (835)
-------------------------------------------------------------------------------------------------------------------------
Net income per share - basic (a)                     $ (0.09)     $ (0.07)      $  0.03     $   0.05      $ (0.08)
-------------------------------------------------------------------------------------------------------------------------
Common stock market price: (b)
    High                                               1  5/12      1  2/3       1 2/3        2 5/24
-------------------------------------------------------------------------------------------------------------------------
    Low                                                1  1/8       1  1/4       1 1/5        1  2/3
-------------------------------------------------------------------------------------------------------------------------
Preferred market price: (b)
    High                                              22 4/7       29           26 1/5       31 4/5
-------------------------------------------------------------------------------------------------------------------------
    Low                                               20 2/7       25 2/7       25 1/4       29 1/4
=========================================================================================================================


                                                                           FISCAL 1998 (NOTE 1)
----------------------------------------------------------------------------------------------------------------------
                                                      Dec 28       Mar 29        Jun 28       Sep 30         Year
----------------------------------------------------------------------------------------------------------------------
Net sales                                            $ 9,410      $ 7,900       $ 8,054      $ 7,408       $ 32,772
----------------------------------------------------------------------------------------------------------------------
Gross margin                                         $ 2,803      $ 1,550       $ 1,700      $   990       $  7,043
----------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                               $   254      $(1,174)      $  (620)     $(1,764)      $ (3,304)
----------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
   operations                                        $   154      $(1,074)      $  (620)     $(1,764)      $ (3,304)
----------------------------------------------------------------------------------------------------------------------
Discontinued operations
Crystallume Diamond Products
      Division (loss) income on disposal
      net of applicable income taxes (Note 19)       $    --      $    --       $    --     $     --         $    --
----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                    $   154      $(1,074)      $  (620)    $ (1,764)      $ (3,304)
----------------------------------------------------------------------------------------------------------------------
Net income per share - basic (a)                     $  0.02      $ (0.15)      $ (0.09)    $  (0.25)      $  (0.47)
----------------------------------------------------------------------------------------------------------------------
Common stock market price: (b)
    High                                              2 15/16      2 15/16        2  5/8       1 15/16
----------------------------------------------------------------------------------------------------------------------
    Low                                               1  3/4       2  3/4         1 15/16          7/8
----------------------------------------------------------------------------------------------------------------------
Preferred market price: (b)
    High                                             40  1/2      39  1/8        35  1/2      31
----------------------------------------------------------------------------------------------------------------------
    Low                                              30  1/4      34  1/4        29           22  1/2
======================================================================================================================

(a) Earnings per share-assuming dilution is the same as earnings per share and thus is not shown separately.

(b)      Both common and preferred shares are traded on the American Stock
         Exchange.

                                 EXHIBIT INDEX


            2.1 Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)

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

            3.1 Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed December 24, 1998).

            3.2 Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form 10-K file December 24, 1998).

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

            4.2 Indenture, Bowmar Instrument Corporation 13-1/2% Convertible Subordinated Debentures due December 15, 1995 (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-7, Registration No. 2-70025).

            4.3 Stock Certificate of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 4.3 on Form 10-K filed December 24, 1998).

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

          10.24 Sixth Modification Agreement dated April 5, 1999 pursuant to the Loan Agreement dated August 28, 1995 by and between Bank One, Arizona NA and the Registrant (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed August 17, 1999).

          10.25 Unconditional Guarantee of Payment by Electronic Designs Inc. to Bank One, Arizona NA and the Registrant (incorporated herein by reference to Exhibit 10.2 on From 10-Q filed on February 16,
                 1999).

          10.26 Fifth Modification Agreement dated November 1, 1998 pursuant to the Loan Agreement dated August 28, 1995 by and between Bank One, Arizona NA and the Registrant (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed on February 16,
                 1999).

           21.1 Subsidiaries of White Electronic Designs Corporation (incorporated herein by reference to exhibit 21.1 to Form 10-K filed December 24, 1998).

          *23.1  Consent of Independent Accountant (PricewaterhouseCoopers LLP)

          *27.1  Financial Data Schedule.

----------

(b)           Reports on Form 8-K

              None.

(c)           See (a)(3) above.

(d)           Not applicable.


 *       Filed herewith.

**       Management compensatory contract, plan or arrangement.