Form 10-Q
period 2000-01-01
WHITE ELECTRONIC DESIGNS CORP
filed 2000-02-11
CIK 13606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the quarterly period ended: January 1, 2000

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


At February 7, 2000, 17,670,810 shares of the Registrant's Common Stock were outstanding.

                      WHITE ELECTRONIC DESIGNS CORPORATION

                                       AND

                                   SUBSIDIARY


                                      INDEX




PART I            FINANCIAL INFORMATION.......................................................     2-10

                  Item 1.  Financial Statements

                                  Consolidated Balance Sheets
                                    January 1, 2000, (Unaudited) and
                                    October 2, 1999...........................................        2

                                  Consolidated Statements of Operations
                                    First Quarter Ended
                                    January 1, 2000 and January 2, 1999, (Unaudited)..........        3

                                  Statement of Shareholders' Equity
                                    First Quarter Ended January 1, 2000 (Unaudited)...........        4

                                  Consolidated Statements of Cash Flow
                                    First Quarter Ended January 1, 2000 and
                                    January 2, 1999, (Unaudited)..............................        5

                                  Notes to Consolidated Financial
                                    Statements (Unaudited)....................................        6

                  Item 2.         Management's Discussion and Analysis
                                    of Financial Condition and Results
                                    of Operations.............................................        8

                  Item 3.         Quantitative and Qualitative Disclosures
                                    About Market Risk.........................................       10

PART II           OTHER INFORMATION...........................................................

                  Item 2.         Changes in Securities and Use of Proceeds ..................       11

                  Item 6.         Exhibits and Reports on Form 8-K............................       11


                      WHITE ELECTRONIC DESIGNS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                                            January 1,             October 2,
                                                                              2000                  1999
                                                                              ----                  ----
                                                                           (unaudited)
ASSETS
Current Assets
  Cash                                                                       $ 1,330              $   305
  Accounts receivable, less allowance for
     doubtful accounts of $301 and $304                                       11,100               10,374
  Inventories                                                                 16,119               14,583
  Prepaid expenses                                                               378                  354
  Deferred income taxes                                                        2,098                2,098
----------------------------------------------------------------------------------------------------------
              Total Current Assets                                            31,025               27,714
Property, plant and equipment, net                                             7,221                7,445
Deferred income taxes                                                          1,978                1,978
Goodwill and intangibles                                                       1,255                1,444
Other assets, net                                                                208                  190
----------------------------------------------------------------------------------------------------------
              Total  Assets                                                  $41,687              $38,771
==========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long term debt                                          $ 6,118              $ 5,165
  Accounts payable                                                             6,617                4,697
  Accrued salaries and benefits                                                1,890                2,240
  Accrued expenses                                                             2,426                3,028
----------------------------------------------------------------------------------------------------------
              Total Current Liabilities                                       17,051               15,130
Long term debt                                                                 2,161                2,249
Other long term liabilities                                                    1,241                1,190
              Total Liabilities                                               20,453               18,569
----------------------------------------------------------------------------------------------------------
Shareholders' Equity                                                          21,234               20,202
----------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                   $41,687              $38,771
==========================================================================================================

The accompanying notes are an integral part of  these financial statements.

                      WHITE ELECTRONIC DESIGNS CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
           (In thousands of dollars, except share and per share data)


                                                                                             Three months ended
                                                                                     January 1,            January 2,
                                                                                        2000                 1999
                                                                                     ----------           ----------

Revenues                                                                         $     18,149           $     12,301
Cost of revenues                                                                       12,021                 10,159
---------------------------------------------------------------------------------------------------------------------
   Gross profit                                                                         6,128                  2,142
Operating expenses:
   Research and development                                                             1,130                    885
   Selling, general and administrative                                                  3,004                  2,115
   Merger expenses                                                                         --                    752
   Amortization of intangible assets                                                      190                    165
   Interest expense                                                                       142                     87
---------------------------------------------------------------------------------------------------------------------
Total expenses                                                                          4,466                  4,004
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                       1,662                 (1,862)
Provision (benefit) of income taxes                                                       648                   (744)
---------------------------------------------------------------------------------------------------------------------
Net income (loss) from operations                                                $      1,014           $     (1,118)
---------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share                                                $       0.06           $      (0.09)
Basic weighted average common shares and equivalents                               15,941,903             13,996,266
---------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share                                              $       0.05           $      (0.09)
Diluted weighted average common shares and equivalents (Note 1)                    18,894,081             13,996,266
=====================================================================================================================


Note 1 - The effect of common stock equivalents in fiscal 1999 is not reflected in the diluted loss per share calculation as their inclusion would be anti-dilutive.
 The accompanying notes are an integral part of these financial statements.

                      WHITE ELECTRONIC DESIGNS CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE QUARTER ENDED JANUARY 1, 2000
                                   (UNAUDITED)
                            (In thousands of dollars)

                                                                           Additional                Total Share-
                                      Preferred    Common      Treasury    Paid-in     Accumulated     holders'
                                        Stock       Stock       Stock      Capital      Deficit       Equity
                                        -----       -----       -----      -------      -------       ------
BALANCE, OCTOBER 2, 1999             $    120    $  1,591    $     (4)   $ 37,272      $(18,777)     $ 20,202
Net Income                                                                             $  1,014      $  1,014
Issuance of Stock for Options                    $      6                $    101                    $    107
Conversion of Preferred Stock
      to Common Stock                $     (1)   $      2                $     (1)                   $     --
Payment of preferred dividends                                                         $    (89)     $   (89)
-------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000             $    119    $  1,599    $     (4)   $ 37,372      $(17,852)     $ 21,234
==============================================================================================================


The accompanying notes are an integral part of these financial statements

                      WHITE ELECTRONIC DESIGNS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                     JANUARY 1,      JANUARY 2,
                                                                       2000             1999

Net cash provided by operating activities                      $    355             $   (816)
-----------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Acquisition of property,  plant & equipment                        (213)                (939)
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                (213)            $   (939)
================================================================================================
FINANCING ACTIVITIES:
Borrowings under line of credit, net                                983                1,858
Borrowings of long-term debt                                                              47
Retirement of long-term debt                                       (118)              (2,333)
Issuance of common stock                                            107                    8
Payment of preferred stock dividend                                 (89)                 (90)
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities            $    883             $   (510)
-----------------------------------------------------------------------------------------------
Net change in cash                                                1,025               (2,041)
-----------------------------------------------------------------------------------------------
Cash at beginning of year                                           305                2,756
-----------------------------------------------------------------------------------------------
Cash at end of quarter                                         $  1,330             $    715
================================================================================================
SUPPLEMENTAL CASH FLOWS INFORMATION:
Net cash paid for interest                                     $    142             $     87
NON-CASH INVESTING AND FINANCING ACTIVITIES
Details of acquisition
   Fair value of assets acquired                               $     --             $ 18,074
   Fair value of liabilities assumed                                 --               (5,330)
===============================================================================================
Net assets acquired                                            $     --             $ 12,744
Acquisition costs                                              $     --             $   (650)
-----------------------------------------------------------------------------------------------
Stock issued in connection with the merger                     $     --             $ 12,094
===============================================================================================

 The accompanying notes are an integral part of these financial statements.

                      WHITE ELECTRONIC DESIGNS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of January 1, 2000, the consolidated statements of income for the first quarter ended January 1, 2000 and January 2, 1999, and the consolidated statements of cash flows for the first quarter ended January 1, 2000 and January 2, 1999, have been prepared by the Registrant without audit. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly such financial statements have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1999. The results of operations for the above noted quarter ended January 1, 2000, are not necessarily indicative of the operating results for the full year.

2.       EARNINGS (LOSS) PER SHARE

The Company has adopted the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") effective January 2, 1999. SFAS 128 requires the presentation of basic and diluted earnings per share
(EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of the incremental common shares issuable upon exercise of stock options or conversion of the preferred shares to common shares. All prior period earnings per share amounts have been restated to comply with the SFAS 128.

The computation of net earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the periods presented.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                                                   FIRST QUARTER ENDED
                                               JANUARY 1, 2000                                       JANUARY 2, 1999
                                                                           Per                                           Per
                                            Income        Shares          Share     Loss               Shares           Share
                                         (Numerator)     (Denominator)    Amount   (Numerator)      (Denominator)       Amount
                                         -----------     -------------    ------   -----------      -------------       ------

Earnings (loss), net of tax            $ 1,014,000                                 $(1,118,000)
Less:  Preferred stock dividends            89,000                                      90,000
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EPS
Earnings (loss), net of tax            $   925,000        15,941,903       $0.06   $(1,208,000)        13,996,266       $(0.09)
-----------------------------------------------------------------------------------------------------------------------------------
Effect of Dilutive Securities
Common stock options                                       1,370,804
Conversion of preferred                $    89,000         1,581,374
-----------------------------------------------------------------------------------------------------------------------------------
DILUTED EPS
Earnings (loss) available to
 Common stock holders                  $ 1,014,000        18,894,081       $0.05       $(1,208,000)    13,996,266       $(0.09)
-----------------------------------------------------------------------------------------------------------------------------------

During the quarter ended January 2, 1999, the convertible preferred stock and the common stock options were not included in the computation of diluted EPS because their inclusion would have been antidilutive.

3.       INVENTORIES

Inventories consist of the following (in thousands of dollars):


                                     JANUARY 1, 2000            OCTOBER 2, 1999
                                     ---------------            ---------------

Raw materials                          $ 8,579                         $ 7,373
Work-in-process                          4,746                           4,659
Finished goods                           2,794                           2,551
--------------------------------------------------------------------------------
Total Inventories                      $16,119                         $14,583
================================================================================

4.       COMMITMENTS AND CONTINGENCIES

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

5.     OPERATIONS BY BUSINESS SEGMENT


                                                   THREE MONTHS ENDED
(In thousands of dollars)                January 1, 2000      January 2, 1999
                                         ---------------      ---------------
NET SALES
Microelectronics                             $ 14,627           $  9,775
Display                                         3,522              2,526
--------------------------------------------------------------------------------
TOTAL NET SALES                              $ 18,149           $ 12,301
--------------------------------------------------------------------------------
INCOME BEFORE TAX
Microelectronics                             $  1,262           $   (833)
Display                                           400               (276)
Merger costs                                        0               (752)
--------------------------------------------------------------------------------
Total income before tax                      $  1,662           $ (1,861)
================================================================================

                                           As of                         As of
IDENTIFIABLE ASSETS                 January 1, 2000               October 2, 1999
                                    ---------------               ---------------
Microelectronics                         $27,033                       $24,239
Display                                    7,785                         8,517
General corporate                          6,869                         6,117
--------------------------------------------------------------------------------
TOTAL ASSETS                             $41,687                       $38,771
================================================================================

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

NET SALES

Sales for the quarter ended January 1, 2000 increased to $18,149,000 from $12,301,000 in the previous year. This represents a 48% increase from the same period in the prior year. The main cause of this increase was higher volume of sales in our commercial product line, which is sold mainly to telecommunications and network equipment manufacturers. Sales of these products increased $4,282,000 from the same period in the prior year, a 90% increase. This increase was because of new products, and increased orders from new and existing customers. Others sales in the microelectronic segment, mainly hi-rel products which are sold to defense avionics manufacturers, were approximately 11% higher than the previous year because of higher shipment volumes which offset lower average prices.

Sales for the display segment increased $996,000 from the same period in the prior year. This increase was attributable to greater shipments of our advanced matrix liquid crystal display products (AMLCD's). The increased sales were based on new program wins from existing customers.

GROSS MARGIN

Gross margin increased $3,986,000 from the same period in the prior year. Total gross margin percent of sales improved to 34% from 17% in the same period in the prior year. The main source of the increase came from the microelectronic segment, which saw margins improve from 16% last year to 32% this year. It should be noted that costs from the prior year included inventory reserve and merger related charges that totaled approximately $1,018,000. Without these charges, last year's margin percent of sales would have been 26%. The additional improvement this year is attributable to higher shipment volumes, which spread manufacturing fixed costs over more units. The Display segment also experienced higher margin percents. Margin as a percent of sales increased from 23% last year to 40% this year. The increase was because of increased volume through the factory for AMLCD products, and cost reductions at the Fort Wayne facility.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the first quarter ended January 1, 2000 increased $245,000 from the same period in the prior year. The increase was mainly in the microelectronic segment as they were actively developing new SDRAM, microprocessor, and customer specific memory applications for the telecommunications and data communications market. Research and development expenses to develop new AMLCD products increased approximately $62,000 from the same period in the prior year. Overall, research and development expenses for the display segment were approximately the same as the previous year mainly because of reductions in spending for interface and mechanical products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses increased approximately $762,000 from the same period in the prior year. Approximately $300,000, of this increase is directly related to increased sales commissions because of the $5,848,000 sales increase. The remaining increase is mainly because of increased headcount and advertising expenses to support sales into the telecommunications, data communciations, defense, and display markets.

General and administrative expense increased approximately $127,000 from the same period in the prior year. Approximately $64,000 of the increase was caused by additional headcount, depreciation and consulting costs relating to a new enterprise resource computer system for the Company.

The merger expense of $752,000 in the same period in the prior year were costs relating to the merger of Bowmar Instrument Corporation and Electronic Designs, Inc. which occurred on October 26, 1998.

INTEREST EXPENSE

Interest expense in the first quarter of fiscal 2000 increased $55,000 compared to interest expense for the same period in fiscal 1999. The increase was caused by borrowings against the line of credit to support higher inventory levels which were purchased for increasing sales requirements and possible delivery problems that could be caused by any vendors who were not Year 2000 compliant.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased by $25,000 in the first quarter of fiscal 2000 as compared to the same period in fiscal 1999. The current quarter included three months of amortization while the previous year only included the two months after the merger of Bowmar Instrument Corporation and Electronic Designs, Inc., which was completed on October 26, 1998.

YEAR 2000

The Company continued monitoring Year 2000 compliance issues during the first quarter of fiscal 2000 and will continue to hold readiness meetings through the year. There were no additional costs incurred for Year 2000 compliance in the quarter. We did not experience any major problems with suppliers, customers or shipments because of Year 2000 compliance issues through the month of January 2000. The Company does not expect any future disruptions in its internal systems, vendor supplies, or business operations because of Year 2000 compliance issues.

FINANCIAL CONDITION AND LIQUIDITY

During the first quarter of fiscal 2000, cash provided from operations was approximately $355,000. Overall cash increased by $1,025,000. Most of this increase was funded by borrowings under our line of credit which increased $983,000 during the quarter. The cash will be used to pay for inventory purchases made in the first quarter, which are scheduled to paid early in the second quarter. The remaining cash from operations was used for capital purchases of $213,000, long-term debt reduction of $118,000 and preferred dividend payment of $89,000.

Accounts receivable increased $726,000 from the end of the previous fiscal year. The increase was due to higher sales than the previous quarter, and a general slowdown in customer payments during the final week of December because of holiday closings. Cash collections usually increase the first two weeks of January.

Inventories increased by $1,536,000 from the end of the previous fiscal year. The increase was caused mainly by accelerated purchases of raw material, in case there were any supplier delivery problems associated with the Year 2000 computer problem. Raw materials were also purchased in anticipation of semiconductor die shortages in the second quarter. Inventory levels are expected to decrease during the next quarter.

Accounts payable were $1,920,000 higher than the end of the previous fiscal year. As mentioned above, this increase was mainly due to inventory purchases received in December.

Capital expenditures for the quarter totaled approximately $213,000 as there were no major equipment additions during the quarter and manufacturing capacity was adequate to meet requirements. Expenditures for the remaining portion of fiscal 2000 may be higher than this quarterly amount. Future expenditures will be funded by cash from operations, line of credit borrowings, or operating lease financing.

During the month of January 2000, the Company executed a new credit agreement with bank One. This agreement increased the revolving line of credit to $12,000,000 from the previous agreement of $6,000,000. As of the end of the first quarter, the Company was in compliance with all debt covenant agreements.

Management believes that cash generated by operations, in addition to the Company's borrowing capability, should be sufficient to fund the Company's cash needs for the foreseeable future.

Certain matters discussed in this document contain forward-looking statements. The words "believe," "expect," "anticipate" and other similar statements of expectations identify forward-looking statements that speak only as of the date the statement is made. These forward-looking statements are based largely on Management's expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this document will prove to be accurate. Actual results may differ materially from those in the forward-looking statements.


ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

None.

PART II

ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 26, 1999, a holder of 1,300 shares of the Company's Senior Voting Cumulative Convertible Preferred Stock exercised his right to convert such shares into 17,329 shares of the Company's Common Stock. Pursuant to the terms of the Preferred Stock, the Company issued to the holder a total of 17,329 shares of Common Stock. The issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) of the Act. The Company received no cash in the transaction; the shares of the Preferred Stock were converted with no additional payment by the holder.


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

     10.27* Revolving Credit and Term Loan Agreement by and between Bank One, Texas NA and White Electronic Designs Corporation, and Indiana Corporation dated January 7, 2000.

         27* Financial Data Schedule

* File herewith.

b.  REPORTS ON FORM 8-K.


None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       WHITE ELECTRONIC DESIGNS CORPORATION

                                       /S/ Hamid R. Shokrgozar
                                        ------------------------
                                        Chief Executive Officer


                                        /S/ William J. Rodes
                                        ------------------------
                                         William J. Rodes
                                         Corporate Controller
Dated: February 7, 2000

INDEX TO EXHIBITS

EXHIBIT
  NO.                              DESCRIPTION


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

10.27 Loan and Security Agreement by and between Bank One, Texas NA and White Electronic Designs Corporation, and Indiana Corporation dated January 7, 2000.

27       Financial Data Schedule