Form 10-Q
period 2000-04-01
WHITE ELECTRONIC DESIGNS CORP
filed 2000-05-11
CIK 13606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         (Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the quarterly period ended: April 1, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


At April 1, 2000, 18,234,303 shares of the Registrant's Common Stock were outstanding.

                      WHITE ELECTRONIC DESIGNS CORPORATION

                                       AND

                                   SUBSIDIARY


                                      INDEX




PART I    FINANCIAL INFORMATION...................................................................     2-12

          Item 1.  Financial Statements

                          Consolidated Balance Sheets
                            April 1, 2000, (Unaudited) and
                            October 2, 1999.......................................................     2

                          Consolidated Statements of Operations for the
                            Second Quarter and Six months ended
                            April 1, 2000 and April 3, 1999, (Unaudited)..........................     3

                          Statement of Shareholders' Equity
                           Second Quarter Ended April 1, 2000 (Unaudited).........................     4

                          Consolidated Statements of Cash Flow for the
                            Second Quarter and Six Months ended April 1, 2000
                          and April 3, 1999, (Unaudited)..........................................     5

                          Notes to Consolidated Financial
                            Statements (Unaudited)................................................     6

          Item 2.         Management's Discussion and Analysis
                            of Financial Condition and Results
                            of Operations.........................................................     9

          Item 3.         Quantitative and Qualitative Disclosures
                            About Market Risk.....................................................     12

PART II   OTHER INFORMATION

          Item 2          Changes in Securities and Use of Proceeds...............................     13

          Item 4          Submission of Matters to a Vote of Security Holders.....................     13

          Item 6.         Exhibits and Reports on Form 8-K........................................     13

                                                                                April 1,      October 2,
                                                                                 2000            1999
                                                                                 ----            ----
                                                                              (unaudited)
ASSETS
Current Assets
  Cash                                                                          $ 1,867      $   305
  Accounts receivable, less allowance for
     doubtful accounts of $306 and $304                                          12,429       10,374
  Inventories                                                                    16,605       14,583
  Prepaid expenses                                                                  541          354
  Deferred income taxes                                                           1,761        2,098
                                                                                -------      -------
              Total Current Assets                                               33,203       27,714
Property, plant and equipment, net                                                7,413        7,445
Deferred income taxes                                                             1,978        1,978
Goodwill and intangibles                                                          1,066        1,444
Other assets, net                                                                    19          190
                                                                                -------      -------
              Total  Assets                                                     $43,679      $38,771
                                                                                =======      ======-
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long term debt                                             $ 5,836      $ 5,165
  Accounts payable                                                                6,202        4,697
  Accrued salaries and benefits                                                   2,338        2,240
  Accrued expenses                                                                2,006        3,028
                                                                                -------      -------
              Total Current Liabilities                                          16,382       15,130
Long term debt                                                                    1,780        2,249
Other long term liabilities                                                       1,245        1,190
                                                                                -------      -------
              Total Liabilities                                                  19,407       18,569
                                                                                -------      -------
Shareholders' Equity                                                             24,272       20,202
                                                                                -------      -------
Total Liabilities and Shareholders' Equity                                      $43,679      $38,771
                                                                                =======      =======

The accompanying notes are an integral part of these financial statements

                                                           Three months ended               Six months ended
                                                       April 1,         April 3,       April 1,           April 3,
                                                         2000            1999            2000              1999
                                                         ----            ----            ----              ----
Revenues                                          $     21,299    $     12,960     $     39,448    $     25,262
Cost of revenues                                        13,292           9,978           25,313          20,103
                                                  ------------    ------------     ------------    ------------
   Gross margin                                          8,007           2,982           14,135           5,159
                                                  ------------    ------------     ------------    ------------
Operating expenses:
   Research and development                              1,233             944            2,362           1,863
   Selling, general and administrative                   4,024           2,756            7,029           4,872
   Merger expenses                                           0             100                0             852
   Amortization of intangible assets                       188             189              378             354
   Interest expense                                        134             120              276             207
                                                  ------------    ------------     ------------    ------------
Total expenses                                           5,579           4,109           10,045           8,148
                                                  ------------    ------------     ------------    ------------
Income/(loss) before income taxes                        2,428          (1,127)           4,090          (2,989)
Income tax expense/(benefit)                               939            (451)           1,587          (1,195)
                                                  ------------    ------------     ------------    ------------
Income/(loss) from operations                     $      1,489    $       (676)    $      2,503    $     (1,794)
                                                  ------------    ------------     ------------    ------------
   Loss from discontinued operations
       net of income tax benefit of $28                      0            (342)               0            (342)
Net income/(loss)                                        1,489          (1,018)           2,503          (2,136)
                                                  ------------    ------------     ------------    ------------
Income/(loss) per share, continuing operations            0.08           (0.05)            0.14           (0.14)
Loss per share, discontinued operations                   --             (0.02)            --             (0.02)
                                                  ============    ============     ============    ============
Basic net income/(loss) per share                         0.08           (0.07)            0.14           (0.16)
Basic weighted average common shares                17,563,253      15,794,000       16,752,578      14,895,000
                                                  ============    ============     ============    ============
Diluted net income/(loss) per share               $       0.07    $      (0.07)    $       0.13    $      (0.16)
Diluted weighted average-common shares
    and equivalents                                 20,331,426      15,794,000       19,890,985      14,895,000
                                                  ============    ============     ============    ============

The accompanying notes are an integral part of these financial statements

                                                                             Additional                Total Share-
                                         Preferred     Common    Treasury     Paid-in     Retained       holders'
                                           Stock       Stock      Stock       Capital     Earnings       Equity
                                           -----       -----      -----       -------     --------       ------
BALANCE, OCTOBER 2, 1999               $    120     $  1,591    $     (4)    $ 37,272     $(18,777)    $ 20,202
Common stock issuance for exercise
  of options: 736,016 shares                              73                    1,601                     1,674
Payment of preferred dividend                                                                  (89)         (89)
Net income                                                                                   2,503        2,503
Conversion of preferred stock
  to common stock: 1,588,693 shares        (120)         159                      (57)                      (18)
                                       --------     --------    --------     --------     --------     --------
BALANCE, APRIL 1, 2000                 $   --       $  1,823    $     (4)    $ 38,816     $(16,363)    $ 24,272
                                       ========     ========    ========     ========     ========     ========

The accompanying notes are an integral part of these financial statements.

                                SIX MONTHS ENDED

                                                                               APRIL 1,    APRIL 3,
                                                                                 2000        1999
                                                                                 ----        ----
Net cash provided by operating activities                                     $    444     $   (500)
                                                                              --------     --------
INVESTING ACTIVITIES:
Acquisition of property,  plant & equipment                                       (707)      (1,172)
Cash acquired in acquisition                                                                    224
                                                                              --------     --------
Net cash provided by (used in) investing activities                           $   (707)    $   (948)
                                                                              --------     --------
FINANCING ACTIVITIES:
Borrowings under line of credit, net                                               456        1,727
Borrowings of long-term debt                                                        55           22
Retirement of long-term debt                                                      (254)      (2,384)
Issuance of common stock                                                          1675            3
Payment of preferred stock dividend                                                (89)        (180)
Redemption of preferred stock                                                      (18)        --
                                                                              --------     --------
Net cash provided by (used in) financing activities                           $  1,825     $   (812)
                                                                              --------     --------
Net change in cash                                                               1,562       (2,260)
Cash at beginning of year                                                          305        2,756
                                                                              --------     --------
Cash at end of quarter                                                        $  1,867     $    496
                                                                              ========     ========
NON-CASH INVESTING AND FINANCING ACTIVITIES
Details of acquisition
   Fair value of assets acquired                                                  --       $ 18,074
   Fair value of liabilities assumed                                              --         (5,351)
                                                                              ========     ========
Net assets acquired                                                               --       $ 12,723
Acquisition costs                                                                 --       $   (650)
                                                                              --------     --------
Stock issued in connection with the merger                                        --       $ 12,073
                                                                              ========     ========

The accompanying notes are an integral part of these financial statements

                      WHITE ELECTRONIC DESIGNS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of April 1, 2000, the consolidated statements of income for the Second Quarter ended April 1, 2000 and April 3, 1999, and the consolidated statements of cash flows for the Second Quarter ended April 1, 2000 and April 3, 1999, have been prepared by the Registrant without audit. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly such financial statements have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1999. The results of operations for the above noted quarter ended April 1, 2000, are not necessarily indicative of the operating results for the full year.

2.       EARNINGS (LOSS) PER SHARE

The Company has adopted the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") effective April 3, 1999. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of the incremental common shares issuable upon exercise of stock options or conversion of the preferred shares to common shares. All prior period earnings per share amounts have been restated to comply with the SFAS 128.

The computation of net earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the periods presented.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                                                       SECOND QUARTER ENDED
                                                     APRIL 1, 2000                            APRIL 3, 1999
                                                     -------------                            -------------
                                                                         Per                                     Per
                                            Income        Shares         Share     Loss           Shares        Share
                                         (Numerator)   (Denominator)    Amount   (Numerator)   (Denominator)    Amount
                                         -----------   -------------    ------   -----------   -------------    ------
Earnings (loss), net of tax              $ 1,489,000                              $(676,000)
Less:  Preferred stock dividends                  -                                  90,000
                                         -----------     ----------      -----    ---------    ----------      ------
BASIC EPS
Earnings (loss), net of tax              $ 1,489,000     17,563,253      $0.08    $(766,000)   15,794,000      $(0.05)
                                         -----------     ----------      -----    ---------    ----------      ------
Effect of Dilutive Securities
Conversion of Preferred Stock                               525,401
Common stock options                                      2,242,772
                                         -----------     ----------      -----    ---------    ----------      ------
DILUTED EPS
Earnings (loss) available to
 Common stock holders                    $ 1,489,000     20,331,426      $0.07    $(766,000)   15,794,000      $(0.05)
                                         -----------     ----------      -----    ---------    ----------      ------

                                                                         SIX MONTHS ENDED
                                                       APRIL 1, 2000                            APRIL 3, 1999
                                                       -------------                            -------------
                                                                          Per                                       Per
                                             Income        Shares        Share        Loss           Shares        Share
                                           (Numerator)  (Denominator)    Amount    (Numerator)    (Denominator)    Amount
                                           -----------  -------------    ------    -----------    -------------    ------
Earnings (loss), net of tax               $ 2,503,000                             $(1,794,000)
Less:  Preferred stock dividends               89,000                                 180,000
                                          ------------   ----------      -----    -----------      ----------     ------
BASIC EPS
Earnings (loss), net of tax               $ 2,414,000    16,752,578      $0.14    $(1,974,000)     14,895,000     $(0.14)
                                          ------------   ----------      -----    -----------      ----------     ------
Effect of Dilutive Securities
Conversion of Preferred stock             $    89,000     1,065,565
Common stock options                                      2,072,842
                                          ------------   ----------      -----    -----------      ----------     ------
DILUTED EPS
Earnings (loss) available to
 Common stock holders                     $ 2,503,000    19,890,985      $0.13    $(1,974,000)     14,895,000     $(0.14)
                                          ------------   ----------      -----    -----------      ----------     ------

During the quarter ended April 3, 1999, the convertible preferred stock and the common stock options were not included in the computation of diluted EPS because their inclusion would have been antidilutive.

3.       INVENTORIES

Inventories consist of the following (in thousands of dollars):


                             APRIL 1, 2000                        OCTOBER 2, 1999
                             -------------                        ---------------
Raw materials                   $  9,356                               $ 7,373
Work-in-process                    5,586                                 4,659
Finished goods                     1,663                                 2,551
                                --------                               -------
Total Inventories               $ 16,605                               $14,583
                                ========                               =======

4.       COMMITMENTS AND CONTINGENCIES

On April 25, 1996 the U.S. Attorney's Office for the State of Arizona undertook an investigation of certain aspects of White Microelectronics contracts with prime contractors with the Federal government. The investigation focused on the interpretation of certain government contract specified testing requirements on incoming material. The Company is cooperating fully with the investigation. On March 13, 1998, the Company was notified by the U.S. Attorney's Office for the State of Arizona that it has closed its criminal investigation of White Microelectronics. The U.S. Attorney's office is now pursuing civil damages against the Company based on their findings from the investigation. The Company is currently discussing these claims with the U.S. Attorney's office and believes that the outcome will not have a material adverse effect on future operations. Based on our discussion and other information available, an accrual adequate to cover the expected cost has been recorded in the financial statements.

5.       OPERATIONS BY BUSINESS SEGMENT

We have two reportable business segments, each of which requires different design and manufacturing resources, and serve customers in different markets. The Microelectronic segment manufactures mainly memory products for use in telecommunications and military aerospace markets. The Display segment manufactures liquid crystal displays and electromechanical components for customers mainly in the aviation industry.


                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
(In thousands of dollars)            April 1, 2000          April 3, 1999      April 1, 2000      April 3, 1999
-------------------------            -------------          -------------      -------------      -------------
Net Sales
Microelectronics                        $ 17,891              $ 9,519            $ 32,518           $ 19,294
Display                                    3,408                3,441               6,930              5,968
                                        --------              -------            --------           --------
Total Net Sales                         $ 21,299              $12,960            $ 39,448           $ 25,262
                                        --------              -------            --------           --------
Income before tax
Microelectronics                        $  1,897              $  (920)           $  3,159           $ (1,777)
Display                                      531                 (107)                931               (360)
Merger costs                                   0                 (100)                  -               (852)
                                        --------              -------            --------           --------
Total income before tax                 $  2,428              $(1,127)           $  4,090           $ (2,989)
                                        ========              =======            ========           ========


Identifiable Assets     As of April 1, 2000           As of October 2, 1999
-------------------     -------------------           ---------------------
Microelectronics            $ 28,924                         $ 24,239
Display                        8,064                            8,517
General corporate              6,691                            6,117
                            --------                         --------
Total Assets                $ 43,679                         $ 38,771
                            ========                         ========


6.       CHANGES IN CREDIT FACILITY

During the month of January 2000, we completed a new revolving credit agreement with Bank One. This agreement increased our maximum borrowing limit to $12 million from the previous limit of $6 million. The actual borrowing limit at any time is subject to available accounts receivable and inventory balances. As of the end of the second quarter, we were in compliance with all debt covenant requirements in the loan agreement.

7.       REDEMPTION OF CONVERTIBLE PREFERRED STOCK

On January 5, 2000, the Company announced that it would redeem all outstanding shares of its Senior Voting Convertible Preferred Stock effective 5:00 p.m.
(EST) February 7, 2000. During that period, holders of 117,523 shares of Senior Voting Convertible Preferred Stock exercised their right to convert such shares into 1,566,566 shares of the Company's Common Stock. The issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 3(a)(9) of the Act. The shares of the Preferred Stock were converted to common stock with no additional payment to the holders. An additional 723 shares of Preferred Stock were redeemed at the redemption price of $25.00 per share. A total of $18,075 was paid to redeem these shares. During the first quarter of fiscal 2000, 1,660 shares of preferred stock were converted into 22,127 shares of common stock with no additional payment to the holders.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

NET SALES

Net Sales increased 56% to $39.4 million for the six months ended April 1, 2000 from $25.3 million in the same period of 1999. This increase was primarily due to a 69% increase in sales of microelectronic components to $32.5 million from $19.3 million. Sales of commercial memory products increased 93% from the previous year because of substantially higher shipment volume combined with increased average selling prices based on new product sales. Sales of high reliability products increased 39% from the previous year based on higher shipment volumes of monolithic products and level average selling prices when compared to the previous year. Display sales were $962,000 higher than last year on slightly higher shipment volumes, a 16% increase.

For the quarter ended April 1, 2000 net sales increased to $21.3 million from $13.0 million in the previous year, a 64% increase. Again, this increase was primarily caused by a 96% increase in sales of commercial memory products based on higher shipment volumes and increased average selling prices on new product sales. Sales of high reliability memory products were 76% higher than last year because of substantially higher shipment volumes. Display sales for the second quarter were approximately the same as last year at $3.4 million, as shipment volumes and selling prices were comparable to the same period of the previous year.

Sales of semiconductor products, such as the components used to make our memory products, have historically been cyclical, and subject to wide fluctuations in supply and demand. Currently, the industry is experiencing high demand for certain memory components. While this demand has strengthened average selling prices, it may also cause a shortage of certain components. We have already seen lead-times for certain components increase substantially, and are currently working to assure a steady flow of supplies from our vendors. The ability to increase our sales in the future will be dependent on our ability to obtain adequate supplies of semiconductor products from the manufacturers. Our continued increase in revenues and profits will also depend on the continued growth of various electronics industries that use our products such as manufacturers of telecommunications equipment, networking equipment, and military equipment.

GROSS MARGIN

Gross margin as a percentage of net sales improved to 35.8% in the first six months of fiscal 2000, from 20.4% in the previous year. The microelectronic segment saw margins improve to 34.3% from 18.0%. The main causes of this improvement were higher shipment volumes in both the commercial and high reliability memory products, which spread fixed manufacturing costs over more units, and a favorable product mix which included new commercial products and memory modules which have a higher average selling price. Gross margin for the Display segment improved to 43.0% from 28.2% in the previous year because of a higher ratio of liquid crystal display sales as compared to electromechanical products, and cost reductions at the Fort Wayne facility.

Gross margins for the second quarter as a percentage of net sales improved to 37.6% from 23.0% in the previous year. Gross margin percents for the microelectronic segment improved to 36.0% from 19.7% mainly because of higher shipment volumes in both the commercial and high reliability memory products, and a favorable mix toward products with higher average selling prices. Gross margin for the Display segment improved to 46.0% from 32.1% mainly because of shipping a higher proportion of ruggedized liquid crystal displays which had higher selling prices than the product mix last year.

While gross margins have improved substantially since last year, we could experience competitive pressures in our markets from existing companies which could: 1) limit our ability to hold current average selling prices, 2) restrict our access to electronic and display components, or 3) make it harder for us to hire and retain key people in the manufacturing, technical, and engineering areas.

Unfavorable events in any of these areas could impact our ability to manufacture product and maintain current sales or gross margins levels. Accordingly, there can be no assurance we will be able to sustain our recent gross margins. We have taken various actions to maintain our gross margins, such as purchasing new capital equipment to improve our efficiencies in the manufacturing areas to increase our throughput. We are working with semiconductor and display glass manufacturers to improve the availability of raw materials. We have also implemented programs to hire new employees and train our current employees to meet our production requirements. However, given the current demands of the labor market, there can be no assurance that we will be able to meet all of our personnel requirements.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the six months ended April 1, 2000 increased $499,000 from the same period in the previous year totaling 6.0% of net sales. The main source of the increase came from the microelectronic segment which increased spending $603,000 from the previous year. Major ongoing product development efforts include SDRAM, microprocessor modules, ball grid array products, development of new packaging designs for memory products, and qualification of new semiconductor products. The display segment expenses were $104,000 lower than last year mainly because of reductions in spending for interface and mechanical products. Spending on liquid crystal display development was approximately the same as last year and totaled 10.5% of net sales.

For the three months ended April 1, 2000, research and development expenses increased by $289,000 from the previous year, totaling 5.8% of net sales. The microelectronic segment increased spending by $353,000 for the three months ended April 1, 2000, which, equaled 5.2% of net sales. Display research and development expenses decreased $64,000 from last year and totaled 8.6% of sales with the majority of spending for liquid crystal display development.

We believe that continued strategic investment in process technology and product development is essential for us to remain competitive in the markets we serve. We are committed to the appropriate levels of expenditures for research and development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the six months ended April 1, 2000, increased $1.3 million from the same period of the previous year. Increases in spending for microelectronic sales represented $1.2 million of this increase. The largest component of the increase in microelectronic expenses was a $932,000 increase in sales commission expenses based on a 69% sales increase for the segment from the previous year. The remaining increase was mainly due to expenses for new sales personnel, advertising and marketing to support sales into the telecommunications markets. Selling expenses for the display segment were approximately the same as last year and were mainly used to target the aviation markets.

For the three months ended April 1, 2000, selling expenses were $543,000 higher than the same period in the previous year. Microelectronic segment expenses were $622,000 higher than last year mainly because of a $443,000 increase in sales commission expense based on an 88% sales increase for the segment. Selling expenses for the Display segment were $88,000 lower that the same period last year mainly because of lower headcount and lower expenses in the European sales office.

General and administrative expenses increased $862,000 for the six months ended April 1, 2000, and increased $732,000 for the three months ended April 1, 2000, when compared to the same period in the previous year. This increase is mainly due to higher salary and benefit expenses relating to employee incentive pay, legal expenses and cost associated with shareholder services.

The merger expense of $852,000 which was incurred during the first six months of fiscal 1999, were costs relating to the merger of Bowmar Instrument Corporation and Electronic Designs, Inc., which occurred on October 26, 1998 and formed White Electronic Designs Corporation.

INTEREST EXPENSE

Interest expense increased $69,000 for the six months ended April 1, 2000, and increased $14,000 for the three months ended April 1, 2000 when compared to the same periods in the previous year. The increase for the first six months was caused by borrowings against our line of credit to support higher inventory levels in anticipation of higher second quarter sales.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense increased $24,000 for the six months ended April 1, 2000 and did not change for the three months ended April 1, 2000 when compared to the same periods in the previous year. Six months of amortization has been taken in Fiscal 2000, while only five months of amortization were included in the same period of Fiscal 1999.

YEAR 2000

We have continued to monitor all of our Year 2000 compliance issues through April 2000. There were no additional costs incurred for Year 2000 compliance in the second quarter. We have not experienced any significant problems with suppliers, customers, or shipments because of Year 2000 compliance issues through the month of April 2000. We do not expect any business interruptions because of Year 2000 compliance issues in the future.

FINANCIAL CONDITION AND LIQUIDITY

Cash on hand as of April 1, 2000 totaled $1,867,000. During the first six months of fiscal 2000, cash provided from operations was approximately $444,000. The sum of net income, depreciation, and amortization totaled approximately $3.6 million for the six month period. However, increases in accounts receivable, inventories, accounts payable and other assets, based on higher levels of sales activity, used approximately $3.2 million for working capital requirements. Cash balances increased approximately $1.6 million during the period. Most of this increase was funded by borrowings under our line of credit which increased $456,000 from year end.

Other uses of cash during the first six months of fiscal 2000 included capital expenditures of $700,000, reduction of long-term debt of $254,000, payment of accrued expenses $583,000, first quarter preferred dividend payment of $89,000, and redemption of preferred stock of $18,075.

During the second quarter, we completed the redemption of our Convertible Preferred Stock. Over 99% of the shareholders elected to convert their preferred shares into shares of common stock. The remaining shareholders were paid a total of $18,075 based on redemption price of $25.00 per share. The redemption ended our requirement to pay quarterly dividends on the preferred shares of $89,000, and no dividend was paid in the second quarter.

Accounts receivable has increased $2.1 million from the year ended October 2, 1999. This increase is consistent with our higher quarterly sales when compared to the fourth quarter of last year ($21.3 million versus $17.6 million in the fourth quarter of 1999). The current accounts receivable balance of $12.4 million represents 58% of the current quarterly sales rate and is consistent with the 59% ratio at October 2, 1999.

Inventory levels have increased $2.0 million from the year ended October 2, 1999. This increase is consistent with our higher quarterly sales when compared to the fourth quarter of last year ($21.3 million versus $17.6 million in the fourth quarter of 1999). The current inventory balances also take into account projected third quarter production requirements. Also, because of potential semiconductor component shortages in the future, we are sometimes required to purchase inventory in advance of our needs to ensure a steady flow of material through the factory. Inventory amounts, when compared to the current quarterly sales rate, decreased from 83% of sales at year-end to 80% of sales for the last quarter. We believe we are holding inventory levels, which are appropriate, based on lead times for our raw materials and projected production requirements.

Accounts payable were $1.5 million higher than the end of fiscal 1999. This is consistent with increased levels of production and requirements for raw materials as stated above.

Capital expenditures for the six months ended April 1, 2000 totaled approximately $700,000. Approximately $400,000 has been spent to increase production capacity for our commercial memory products. An additional $70,000 was spent to install a new enterprise resource computer system that will be used to improve manufacturing and administrative efficiencies throughout the Company. Other expenditures included test, manufacturing, and computer equipment for the high reliability and display divisions. We expect capital expenditures for the remaining portion of fiscal 2000 remain consistent with levels achieved during the first six months. Future capital expenditures will be funded by cash from operations, line of credit borrowings, or operating lease financing.

During the month of January 2000, we completed a new revolving credit agreement with Bank One. This agreement increased our maximum borrowing limit to $12 million from the previous limit of $6 million. The actual borrowing limit at any time is subject to available accounts receivable and inventory balances. As of the end of the second quarter, we were in compliance with all debt covenant requirements in the loan agreement. We believe that cash generated by operations, in addition to our borrowing capability, should be sufficient to fund our cash needs for the next twelve months.

Certain matters discussed in this document contain forward-looking statements. The words "believe," "expect," "anticipate" and other similar statements of expectations identify forward-looking statements that speak only as of the date the statement is made. These forward-looking statements are based largely on Management's expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control. Certain risks are described above and in our Annual Report on Form 10-K under the heading "Risk Factors". In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this document will prove to be accurate. Actual results may differ materially from those in the forward-looking statements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of the end of the quarter ended April 1, 2000 we had an outstanding balance of $5.2 million borrowed against our revolving line of credit with Bank One. During the second quarter, the average outstanding balance on a daily basis was approximately $2.8 million. The interest charged against these borrowings is the Bank One "prime rate," which is similar to the prime rate charged by major banking institutions in the United States. During the second quarter of fiscal 2000 this rate averaged 8.74%, and currently stands at 9.00% as of April 1, 2000.

Based on average borrowings of $2.8 million per quarter, a hypothetical rate change of 0.5% would increase our interest expense approximately $3,500 per quarter from current expense levels. Using an average outstanding balance of $5.2 million, a 0.5% rate increase would increase our interest expense approximately $6,500 per quarter from current expense levels. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations, or financial position, in the foreseeable future.

PART II

ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 5, 2000, the Company announced that it would redeem all outstanding shares of its Senior Voting Convertible Preferred Stock effective 5:00 p.m.
(EST) February 7, 2000. During that period, holders of 117,523 shares of Senior Voting Convertible Preferred Stock exercised their right to convert such shares into 1,566,566 shares of the Company's Common Stock. The issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 3(a)(9) of the Act. The shares of the Preferred Stock were converted to common stock with no additional payment to the holders. An additional 723 shares of Preferred Stock were redeemed at the redemption price of $25.00 per share. A total of $18,075 was paid to redeem these shares.

ITEM 4

SUBMISSION OF MATTERS OT A VOTE BY SECURITY HOLDERS

(a)      The Annual Meeting of Shareholders was held on February 11, 2000.

(b) At that meeting all of the then current directors were re-elected. The vote was as follows:

                 Name                                     For                            Withhold Authority
                 ----                                     ---                            ------------------
       Norman T. Hall                                 13,011,458                               70,632
       Donald F. McGuinness                           13,011,458                               70,632
       Thomas M. Reahard                              13,011,458                               70,632
       Hamid R. Shokrgozar                            13,011,448                               70,642
       Thomas J. Toy                                  13,011,258                               70,832
       Edward A. White                                13,011,238                               70,852


(c) At that meeting the shareholders ratified the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for fiscal 2000. The vote was as follows:

                 For                                   13,012,431
                 Against                                   39,746
                 Abstain                                   29,913

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

     4.3*    White Electronic Designs Corporation Stock Certificate.

     11*     Earnings per share computation

     27*     Financial Data Schedule * Filed herewith.

b.       REPORTS ON FORM 8-K.

Form 8-K filed January 5, 2000 filed with the Securities Exchange Commission regarding the Redemption of outstanding Senior Voting Convertible Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          WHITE ELECTRONIC DESIGNS CORPORATION

                                          /S/ Hamid R. Shokrgozar
                                          Chief Executive Officer

                                          /S/ William J. Rodes
                                          William J. Rodes
                                          Corporate Controller
Dated: May 12, 2000

                                 EXHIBIT INDEX

Exhibit
Number               Description
------               -----------
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

4.3*             White Electronic Designs Corporation Stock Certificate.

11*              Earnings per share computation

27*              Financial Data Schedule * Filed herewith.