Form 10-Q
period 2000-07-01
WHITE ELECTRONIC DESIGNS CORP
filed 2000-08-14
CIK 13606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         (Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: July 1, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

At July 1, 2000, 18,306,988 shares of the Registrant's Common Stock were outstanding.

                      WHITE ELECTRONIC DESIGNS CORPORATION

                                       AND

                                   SUBSIDIARY


                                      INDEX


PART I   FINANCIAL INFORMATION............................................  2-13

         Item 1.  Financial Statements

                     Consolidated Balance Sheets
                       July 1, 2000, (Unaudited) and
                       October 2, 1999....................................    2

                     Consolidated Statements of Operations for the
                       Third quarter and Nine months ended
                       July 1, 2000 and July 3, 1999, (Unaudited).........    3

                     Statement of Shareholders' Equity
                      Third quarter Ended July 1, 2000 (Unaudited)........    4

                     Consolidated Statements of Cash Flow for the
                       Nine months ended July 1, 2000
                       and July 3, 1999, (Unaudited)........................  5

                     Notes to Consolidated Financial
                       Statements (Unaudited).............................    6

         Item 2.     Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations......................................    9

         Item 3.     Quantitative and Qualitative Disclosures
                       About Market Risk..................................   13

PART II  OTHER INFORMATION................................................

         Item 2.     Changes in Securities and Use of Proceeds............   13

         Item 6.     Exhibits and Reports on Form 8-K.....................   14

                      WHITE ELECTRONIC DESIGNS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

---------------------------------------------------------------------------------------
                                                     July 1,                 October 2,
                                                      2000                      1999
                                                   (unaudited)
---------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash                                              $  1,806                $    305
  Accounts receivable, less allowance for
     doubtful accounts of $436 and $304               14,001                  10,374
  Inventories                                         17,190                  14,583
  Prepaid expenses                                     2,122                     354
  Deferred income taxes                                1,761                   2,098
---------------------------------------------------------------------------------------
              Total Current Assets                    36,880                  27,714
Property, plant and equipment, net                     7,768                   7,445
Deferred income taxes                                  1,978                   1,978
Goodwill and intangibles                                 876                   1,444
Other assets, net                                        135                     190
---------------------------------------------------------------------------------------
              Total  Assets                         $ 47,637                $ 38,771
=======================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long term debt                 $  6,652                $  5,165
  Accounts payable                                     6,697                   4,697
  Accrued salaries and benefits                        2,455                   2,240
  Accrued expenses                                     1,183                   3,028
---------------------------------------------------------------------------------------
              Total Current Liabilities               16,987                  15,130
Long term debt                                         1,623                   2,249
Other long term liabilities                            1,252                   1,190
---------------------------------------------------------------------------------------
              Total Liabilities                       19,862                  18,569
---------------------------------------------------------------------------------------
Shareholders' Equity                                  27,775                  20,202
---------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity          $ 47,637                $ 38,771
=======================================================================================


The accompanying notes are an integral part of  these financial statements.

                      WHITE ELECTRONIC DESIGNS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
           (in thousands of dollars, except share and per share data)

--------------------------------------------------------------------------------------------------------------------------------
                                                               Three months ended                      Nine months ended
                                                           July 1,            July 3,              July 1,           July 3,
                                                           2000                1999                2000              1999
--------------------------------------------------------------------------------------------------------------------------------
 Revenues                                                $ 23,035            $ 15,172            $ 62,483          $ 40,434
 Cost of revenues                                          15,083              10,580              40,395            30,683
--------------------------------------------------------------------------------------------------------------------------------
    Gross margin                                            7,952               4,592              22,088             9,751
--------------------------------------------------------------------------------------------------------------------------------
 Operating expenses:
    Research and development                                1,167                 888               3,529             2,751
    Selling, general and administrative                     3,401               2,561              10,431             7,435
    Merger expenses                                             0                   0                   0               850
    Amortization of intangible assets                         190                 189                 568               543
    Interest expense                                          159                 126                 435               333
--------------------------------------------------------------------------------------------------------------------------------
 Total expenses                                             4,917               3,764              14,963            11,912
--------------------------------------------------------------------------------------------------------------------------------
 Income/(loss) before income taxes                          3,035                 828               7,125            (2,161)
 Income tax expense/(benefit)                               1,170                 335               2,757              (860)
--------------------------------------------------------------------------------------------------------------------------------
 Income/(loss) from operations                            $ 1,865               $ 493             $ 4,368          $ (1,301)
--------------------------------------------------------------------------------------------------------------------------------
    Loss from discontinued operations
        net of income tax benefit of $28                        0                   0                   0              (342)
 Net income/(loss)                                          1,865                 493               4,368            (1,643)
--------------------------------------------------------------------------------------------------------------------------------
 Income/(loss) per share, continuing operations            $ 0.10              $ 0.03              $ 0.25           $ (0.11)
 Loss per share, discontinued operations                        -                   -                   -             (0.02)
================================================================================================================================
 Basic net income/(loss) per share                         $ 0.10              $ 0.03              $ 0.25           $ (0.13)
 Basic weighted average common shares                  18,257,834          15,808,401          17,254,330        15,189,362
================================================================================================================================
 Diluted net income/(loss) per share                       $ 0.10              $ 0.03              $ 0.23           $ (0.13)
 Diluted weighted average-common shares
     and equivalents                                   19,477,096          15,808,401          19,330,848        15,189,362
================================================================================================================================


 The accompanying notes are an integral part of these financial statements

                      WHITE ELECTRONIC DESIGNS CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JULY 1, 2000
                                  (UNAUDITED)
                            (In thousands of dollars)


-------------------------------------------------------------------------------------------------------------------------------
                                                                              Additional                         Total Share-
                                         Preferred     Common      Treasury     Paid-in         Retained           holders'
                                           Stock        Stock       Stock       Capital         Earnings            Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance, October 2, 1999                   $ 120      $ 1,591       $ (4)       $37,272        $(18,777)          $ 20,202
Common stock issuance for exercise
  of options:   808,701 shares                             79                     1,733                              1,812
Tax benefit related to exercise
       of stock options                                                           1,500                              1,500
Payment of preferred dividend                                                                       (89)               (89)
Net income                                                                                        4,368              4,368
Conversion of preferred stock
  to common stock: 1,588,693 shares         (120)         159                       (57)                               (18)
-------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 2000                      $   -      $ 1,829       $ (4)       $40,448        $(14,498)          $ 27,775
===============================================================================================================================


The accompanying notes are an integral part of these financial statements.

                      WHITE ELECTRONIC DESIGNS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------
                                                                         Nine Months Ended
                                                                July 1,                        July 3,
                                                                 2000                           1999
----------------------------------------------------------------------------------------------------------
 Net cash (used) by operating activities                      $ (1,001)                      $ (2,268)
----------------------------------------------------------------------------------------------------------

 INVESTING ACTIVITIES:
 Acquisition of property,  plant & equipment                    (1,565)                        (1,722)
 Cash acquired in acquisition                                                                     224
----------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities            (1,565)                      $ (1,498)
==========================================================================================================
 FINANCING ACTIVITIES:
 Borrowings under line of credit, net                            1,293                          3,848
 Retirement of long-term debt                                     (432)                        (2,571)
 Issuance of common stock                                        1,813                              3
 Tax benefit upon issuance of common stock for options           1,500                              -
 Payment of preferred stock dividend                               (89)                          (270)
 Redemption of preferred stock                                     (18)                             -
----------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities           $ 4,067                        $ 1,010
----------------------------------------------------------------------------------------------------------
 Net change in cash                                              1,501                         (2,756)
 Cash at beginning of year                                         305                          2,756
----------------------------------------------------------------------------------------------------------
 Cash at end of period                                         $ 1,806                            $ -
==========================================================================================================
 NON-CASH INVESTING AND FINANCING ACTIVITIES
 Details of acquisition
    Fair value of assets acquired                                    -                        $ 18,074
    Fair value of liabilities assumed                                -                          (5,351)
==========================================================================================================
 Net assets acquired                                                 -                        $ 12,723
 Acquisition costs                                                   -                          $ (650)
----------------------------------------------------------------------------------------------------------
 Stock issued in connection with the merger                          -                        $ 12,073
==========================================================================================================


 The accompanying notes are an integral part of these financial statements.

                      WHITE ELECTRONIC DESIGNS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of July 1, 2000, the consolidated statements of income for the Third quarter ended July 1, 2000 and July 3, 1999, and the consolidated statements of cash flows for the Nine months ended July 1, 2000 and July 3, 1999, have been prepared by the Registrant without audit. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly such financial statements have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1999. The results of operations for the above noted quarter ended July 1, 2000, are not necessarily indicative of the operating results for the full year.

2.       EARNINGS (LOSS) PER SHARE

The Company has adopted the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of the incremental common shares issuable upon exercise of stock options or conversion of the preferred shares to common shares. All prior period earnings per share amounts have been restated to comply with the SFAS 128.

The computation of net earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the periods presented.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

--------------------------------------- ---------------------------------------------------------------------------------
                                                                       THIRD QUARTER ENDED
                                                     JULY 1, 2000                             JULY 3, 1999
--------------------------------------- ---------------------------------------- ----------------------------------------
                                                                          Per                                    Per
                                            Income          Shares       Share       Loss          Shares        Share
                                         (Numerator)    (Denominator)    Amount   (Numerator)  (Denominator)    Amount
--------------------------------------- ------------- --------------- ---------- ------------ --------------- -----------
Earnings (loss), net of tax              $ 1,865,000                                $493,000
Less:  Preferred stock dividends                  -                                   90,000
--------------------------------------- ------------- --------------- ---------- ------------ --------------- -----------
BASIC EPS
Earnings (loss), net of tax              $ 1,865,000      18,257,834     $0.10       $403,000   15,808,401       $0.03
--------------------------------------- ------------- --------------- ---------- ------------ --------------- -----------
Effect of Dilutive Securities
Conversion of Preferred Stock                                      -
Common stock options                                       1,219,263
--------------------------------------- ------------- --------------- ---------- ------------ --------------- -----------
DILUTED EPS
Earnings (loss) available to
 Common stock holders                   $ 1,865,000        19,477,096    $0.10       $403,000   15,808,401       $0.03
--------------------------------------- ------------- --------------- ---------- ------------ --------------- -----------

--------------------------------------- ----------------------------------------------------------------------------------
                                                                         NINE MONTHS ENDED
                                                     JULY 1, 2000                              JULY 3, 1999
--------------------------------------- ---------------------------------------- -----------------------------------------
                                                                         Per                                      Per
                                            Income        Shares        Share       Loss           Shares        Share
                                         (Numerator)   (Denominator)    Amount   (Numerator)    (Denominator)    Amount
--------------------------------------- ------------- --------------- --------- -------------- --------------- -----------
Earnings (loss), net of tax               $ 4,368,000                           $(1,301,000)
Less:  Preferred stock dividends               89,000                               270,000
--------------------------------------- ------------- --------------- --------- -------------- --------------- -----------
BASIC EPS
Earnings (loss), net of tax               $ 4,279,000     17,254,330    $0.25   $(1,571,000)      15,189,362     $(0.13)
--------------------------------------- ------------- --------------- --------- -------------- --------------- -----------
Effect of Dilutive Securities
Conversion of Preferred stock             $    89,000        710,376
Common stock options                                       1,366,141
--------------------------------------- ------------- --------------- --------- -------------- --------------- -----------
DILUTED EPS
Earnings (loss) available to
 Common stock holders                     $ 4,368,000     19,330,848    $0.23   $(1,571,000)      15,189,362     $(0.13)
--------------------------------------- ------------- --------------- --------- -------------- --------------- -----------

During the quarter ended July 3, 1999, the convertible preferred stock and the common stock options were not included in the computation of diluted EPS because their inclusion would have been antidilutive.

3.       INVENTORIES

Inventories consist of the following (in thousands of dollars):

--------------------------------------- -------------------------------------- -------------------------------------

                                                        JULY 1, 2000                       OCTOBER 2, 1999
--------------------------------------- -------------------------------------- -------------------------------------
Raw materials                                              $9,376                               $ 7,373
Work-in-process                                             6,538                                 4,659
Finished goods                                              1,276                                 2,551
--------------------------------------- -------------------------------------- -------------------------------------

Total Inventories                                        $ 17,190                               $14,583
--------------------------------------- -------------------------------------- -------------------------------------

4.       COMMITMENTS AND CONTINGENCIES


On April 25, 1996 the U.S. Attorney's Office for the State of Arizona undertook an investigation of certain aspects of White Microelectronics contracts with prime contractors for the Federal government. The investigation focused on the interpretation of certain government contract specified testing requirements on incoming material. On March 13, 1998, the Company was notified by the U.S. Attorney's Office for the State of Arizona that it has closed its criminal investigation of White Microelectronics. On June 2, 2000 the Company reached a settlement with the U.S. Attorney's office concerning the Federal government's claim for civil damages based on their findings from the investigation. The settlement did not exceed the previous accrual made in the financial statements, and all payments have been made in full to settle all claims regarding this investigation. An accrual reversal of $250,000 was recorded in general and administrative expense during the third quarter.

During the past two years, the Company was required to pay tariffs on certain imported parts. The Company believed that the tariffs were not justified and appealed the assessment.

In May 2000, the Department of Commerce issued a clarification to the Customs Department concerning these tariff assessments. In July 2000, the Company began receiving refund checks for previously paid tariffs. The Company is currently analyzing these refunds.

5.       OPERATIONS BY BUSINESS SEGMENT

The Company has two reportable business segments, each of which requires different design and manufacturing resources, and serve customers in different markets. The Microelectronic segment manufactures mainly memory products for use in telecommunications, data communications and military aerospace markets. The Display segment manufactures liquid crystal displays and electromechanical components for customers mainly in the aviation industry.

----------------------------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
(In thousands of dollars)                July 1, 2000       July 3, 1999       July 1, 2000        July 3, 1999
----------------------------------------------------------------------------------------------------------------
NET SALES
Microelectronics                           $ 20,045            $ 12,142           $ 52,563            $ 31,436
Display                                       2,990               3,030              9,920               8,998
----------------------------------------------------------------------------------------------------------------
TOTAL NET SALES                            $ 23,035            $ 15,172           $ 62,483            $ 40,434
----------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAX
Microelectronics                           $  2,804            $    584           $  5,963            $ (1,195)
Display                                         231                 244              1,162                (116)
Merger costs                                      0                   0                  -                (850)
----------------------------------------------------------------------------------------------------------------
TOTAL INCOME BEFORE TAX                    $  3,035            $    828           $  7,125            $ (2,161)
================================================================================================================

----------------------------------------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS                                    As of July 1, 2000                     As of October 2, 1999
----------------------------------------------------------------------------------------------------------------------
Microelectronics                                             $31,950                                 $24,239
Display                                                        7,631                                   8,517
General corporate                                              8,056                                   6,117
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                 $47,637                                 $38,771
----------------------------------------------------------------------------------------------------------------------


During the first nine months of fiscal 2000, one customer, a large manufacturer in the telecommunications industry, accounted for 17% of total company sales.

6.       CHANGES IN CREDIT FACILITY

During the month of January 2000, the Company completed a new revolving credit agreement with Bank One. This agreement increased our maximum borrowing limit to $12 million from the previous limit of $6 million. The actual borrowing limit at any time is subject to available accounts receivable and inventory balances. As of the end of the third quarter, we were in compliance with all debt covenant requirements in the loan agreement.

To improve our borrowing costs, during the month of June 2000, we negotiated a change to our revolving credit agreement with Bank One. The change allows us to borrow from our available line of credit at a rate of LIBOR (London Interbank Offering Rate) + 2.25% instead of the current prime rate. There were no other changes to the agreement.

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

Net Sales increased 55% to $62.5 million for the nine months ended July 1, 2000 from $40.4 million in the same period of 1999. This increase was primarily due to a 67% increase in sales of microelectronic components to $52.6 million from $31.4 million. Sales of commercial memory products increased 79% from the previous year because of substantially higher shipment volume combined with increased average selling prices based on new product sales. Sales of high reliability products increased 50% from the previous year based on higher shipment volumes of monolithic products and level average selling prices when compared to the previous year. Display sales were $922,000 higher than last year on slightly higher shipment volumes, a 10% increase.

For the quarter ended July 1, 2000 net sales increased to $23.0 million from $15.2 million in the previous year, a 52% increase. Again, this increase was primarily caused by a 60% increase in sales of commercial memory products based on higher shipment volumes and increased average selling prices on new product sales. Sales of high reliability memory products were 75% higher than last year because of substantially higher shipment volumes. Display sales for the third quarter were approximately the same as last year at $3.0 million, as shipment volumes and selling prices were comparable to the same period of the previous year.

Sales of semiconductor products, such as the components used to make our memory products, have historically been cyclical, and subject to wide fluctuations in supply and demand. Currently, the industry is experiencing high demand for certain memory components. While this demand has strengthened average selling prices, it has also caused a shortage of certain components. We have already seen lead-times for components, such as Flash and SRAM products, increase substantially. We are currently working to assure a steady flow of supplies from our vendors. The ability to increase our sales in the future will be dependent on our ability to obtain adequate supplies of semiconductor products from the manufacturers. There can be no assurances that we will be able to increase our allocations from the semiconductor vendors.

Our continued increase in revenues and profits will also depend on the continued growth of various electronics industries that use our products such as manufacturers of telecommunications equipment, networking equipment, and military equipment. During the first nine months of fiscal 2000, approximately 17% of total Company sales were attributable to one customer in the telecommunications industry. The loss of business from this customer could have an adverse impact on our financial performance.

GROSS MARGIN

Gross margin as a percentage of net sales improved to 35.4% in the first nine months of fiscal 2000, from 24.1% in the previous year. The microelectronic segment saw margins improve to 34.1% from 22.3%. The main causes of this improvement were higher shipment volumes in both the commercial and high reliability memory products, which spread fixed manufacturing costs over more units, and a favorable product mix which included new commercial products and memory modules which have a higher average selling price. Gross margin for the Display segment improved to 42.0% from 30.3% in the previous year because of a higher ratio of liquid crystal display sales as compared to electromechanical products, and cost reductions at the Fort Wayne facility.

Gross margins for the third quarter as a percentage of net sales improved to 34.5% from 30.3% in the previous year. Gross margin percents for the microelectronic segment improved to 33.7% from 29.2% mainly because of higher shipment volumes in both the commercial and high reliability memory products, and a favorable mix toward products with higher average selling prices. Gross margin for the Display segment improved to 39.8% from 34.3% mainly because of shipping a higher proportion of ruggedized liquid crystal displays, which had higher selling prices than the product mix last year.

While gross margins have improved substantially since last year, we could experience competitive pressures in our markets from existing companies which could: 1) limit our ability to hold current average selling prices, 2) restrict our access to electronic and display components, or 3) make it harder for us to hire and retain key people in the manufacturing, technical, and engineering areas. Unfavorable events in any of these areas could impact our ability to manufacture product and maintain current sales or gross margins levels. Accordingly, there can be no assurance we will be able to sustain our recent gross margins. We have taken various actions to maintain our gross margins, such as purchasing new capital equipment to improve our efficiencies in the manufacturing areas to increase our throughput. We are working with semiconductor and display glass manufacturers to improve the availability of raw materials. We have also implemented programs to hire new employees and train, and retain our current employees to meet our production requirements. However, we currently have open requirements for engineering, marketing, and manufacturing personnel who are needed to pursue growth opportunities in both our business segments. We have been unable to fill these positions for several months. This personnel shortage could limit our ability to expand both of our business segments. Given the current demands of the labor market, there can be no assurance that we will be able to meet all of our personnel requirements for both of our business segments.


RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the nine months ended July 1, 2000 increased $778,000 from the same period in the previous year totaling 5.6% of net sales. The main source of the increase came from the microelectronic segment, which increased spending $868,000 from the previous year. Major ongoing product development efforts include SDRAM, microprocessor modules, ball grid array products, development of new packaging designs for memory products, and qualification of new semiconductor products. The display segment expenses were $90,000 lower than last year mainly because of reductions in spending for interface and mechanical products. Spending on liquid crystal display development was approximately the same as last year and totaled 9.6% of net sales.

For the three months ended July 1, 2000, research and development expenses increased by $279,000 from the previous year, totaling 5.1% of net sales. The microelectronic segment increased spending by $265,000 for the three months ended July 1, 2000, which equaled 4.1% of net sales. Display research and development expenses decreased $14,000 from last year and totaled 11.3% of sales with the majority of spending for liquid crystal display development.

We believe that continued strategic investment in process technology and product development is essential for us to remain competitive in the markets we serve. We are committed to the appropriate levels of expenditures for research and development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the nine months ended July 1, 2000, increased $1.8 million from the same period of the previous year. Increases in spending for microelectronic sales represented $1.6 million of this increase. The largest component of the increase in microelectronic expenses was a $1.4 million increase in sales commission expenses based on a 65% sales increase for the segment from the previous year. The remaining increase was mainly due to expenses for new sales personnel, advertising and marketing to support sales into the telecommunications markets. Selling expenses for the display segment were $206,000 higher than last year and were mainly used to target the aviation markets.

For the three months ended July 1, 2000, selling expenses were $482,000 higher than the same period in the previous year. Microelectronic segment expenses were $335,000 higher than last year mainly because of a $451,000 increase in sales commission expense based on an 65% sales increase for the segment. Selling expenses for the Display segment were $147,000 higher than the same period last year mainly because of higher payroll expense based on increased headcount and $40,000 higher advertising expenses.

General and administrative expenses increased $1.2 million for the nine months ended July 1, 2000, and increased $357,000 for the three months ended July 1, 2000, when compared to the same periods in the previous year. This increase is mainly due to higher salary and benefit expenses relating to employee incentive pay, legal expenses, and cost associated with shareholder services. Also, the move of our common stock from the American Stock Exchange to the NASDAQ National Market, accounted for approximately $100,000 of listing expenses in the third quarter

For the nine months ended July 1, 2000, selling, general and administrative expense decreased as a percent of sales to 16.7% from 18.4% in the prior year. For the third quarter, selling, general, and administrative expenses decreased to 14.8% of sales, from 16.9% in the previous year.

The merger expense of $850,000, which was incurred during the first nine months of fiscal 1999, were costs relating to the merger of Bowmar Instrument Corporation and Electronic Designs, Inc., which occurred on October 26, 1998 and formed White Electronic Designs Corporation.


INTEREST EXPENSE

Interest expense increased $102,000 for the nine months ended July 1, 2000, and increased $33,000 for the three months ended July 1, 2000 when compared to the same periods in the previous year. The increase for the first nine months was caused by additional borrowings against our line of credit to support higher inventory levels in anticipation of higher third quarter sales, and higher interest rates.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense increased $24,000 for the nine months ended July 1, 2000 and did not change for the three months ended July 1, 2000 when compared to the same periods in the previous year. Nine months of amortization has been taken in Fiscal 2000, while only eight months of amortization were included in the same period of Fiscal 1999 because of the timing of the merger.

YEAR 2000

We have continued to monitor all of our Year 2000 compliance issues through July 2000. There were no additional costs incurred for Year 2000 compliance in the third quarter. We have not experienced any significant problems with suppliers, customers, or shipments because of Year 2000 compliance issues through the month of July 2000. We do not expect any business interruptions because of Year 2000 compliance issues in the future.

FINANCIAL CONDITION AND LIQUIDITY

Cash on hand as of July 1, 2000 totaled $1,806,000. During the first nine months of fiscal 2000, cash used for operations was approximately $1,001,000. The sum of net income, depreciation, and amortization totaled approximately $6.2 million for the nine-month period. However, increases in accounts receivable, inventories, accounts payable and other assets, based on higher levels of sales activity, used approximately $7.2 million for working capital requirements. Cash balances increased approximately $1.5 million during the period. This increase was funded by borrowings under our line of credit, which increased $1.3 million from year-end.

Also in the third quarter, we recorded an increase in prepaid taxes because of an expected $1.5 million tax benefit from the exercise of stock options during the first nine months. Without this entry, cash provided from operations would have totaled $438,000.

Other uses of cash during the first nine months of fiscal 2000 included capital expenditures of $1.6 million, reduction of long-term debt of $432,000, payment of accrued expenses of $1.6 million, first quarter preferred dividend payment of $89,000, and redemption of preferred stock of $18,075.

During the second quarter, we completed the redemption of our Convertible Preferred Stock. Over 99% of the shareholders elected to convert their preferred shares into shares of common stock. The remaining shareholders were paid a total of $18,075 based on redemption price of $25.00 per share. The redemption ended our requirement to pay quarterly dividends on the preferred shares of $89,000, and no dividend was paid in the third quarter.

Accounts receivable has increased $3.6 million from the year ended October 2, 1999. This increase is consistent with our higher quarterly sales when compared to the fourth quarter of last year ($23.0 million versus $17.6 million in the fourth quarter of 1999). The current accounts receivable balance of $14.0 million represents 61% of the current quarterly sales rate and is consistent with the 59% ratio at October 2, 1999.

Inventory levels have increased $2.6 million from the year ended October 2, 1999. This increase is consistent with our higher quarterly sales when compared to the fourth quarter of last year ($23.0 million versus $17.6 million in the fourth quarter of 1999). The current inventory balances also take into account projected fourth quarter production requirements. Also, because of potential semiconductor component shortages in the future, we are sometimes required to purchase inventory in advance of our needs to ensure a steady flow of material through the factory. Inventory amounts, when compared to the current quarterly sales rate, decreased from 83% of sales at year-end to 75% of sales for the last quarter. We believe we are holding inventory levels, which are appropriate, based on lead times for our raw materials and projected production requirements.

Accounts payable were $2.0 million higher than the end of fiscal 1999. This is consistent with increased levels of production and requirements for raw materials as stated above.

Capital expenditures for the nine months ended July 1, 2000 totaled approximately $1.6 million. Approximately $900,000 has been spent to increase production capacity for our commercial memory products and over $400,000 has been spent to upgrade our hi-rel manufacturing equipment. An additional $70,000 was spent to install a new enterprise resource computer system that will be used to improve manufacturing and administrative efficiencies throughout the Company. Other expenditures included test, manufacturing, and computer equipment for the high reliability and display divisions. We expect capital expenditures for the remaining portion of fiscal 2000 to be less than levels achieved during the first nine months. Future capital expenditures will be funded by cash from operations, line of credit borrowings, or operating lease financing.

During the month of January 2000, we completed a new revolving credit agreement with Bank One. This agreement increased our maximum borrowing limit to $12 million from the previous limit of $6 million. The actual borrowing limit at any time is subject to available accounts receivable and inventory balances. As of the end of the third quarter, we were in compliance with all debt covenant requirements in the loan agreement. We believe that cash generated by operations, in addition to our borrowing capability, should be sufficient to fund our cash needs for the next twelve months.

To improve our borrowing costs, during the month of June 2000, we negotiated a change to our revolving credit agreement with Bank One. The change allows us to borrow from our available line of credit at a rate of LIBOR (London Interbank Offering Rate) + 2.25% instead of the current prime rate. There were no other changes to the agreement.

Certain matters discussed in this document contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. The words "believe," "expect," "anticipate" and other similar statements of expectations identify forward-looking statements that speak only as of the date the statement is made. These forward-looking statements are based largely on Management's expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control. Certain risks are described above and in our Annual Report on Form 10-K under the heading "Risk Factors". In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this document will prove to be accurate. Actual results may differ materially from those in the forward-looking statements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of the end of the quarter ended July 1, 2000 we had an outstanding balance of $6.0 million borrowed against our revolving line of credit with Bank One. During the third quarter, the average outstanding balance on a daily basis was approximately $4.2 million. The interest charged against these borrowings is the Bank One "prime rate," which is similar to the prime rate charged by major banking institutions in the United States. During the third quarter of fiscal 2000 this rate averaged 9.25%, and was at 9.50% as of July 1, 2000. Currently, LIBOR plus 2.25% is approximately .6% lower than the Bank One "prime rate." While we expect our borrowing rate change to decrease our interest expense, we will still be subject to interest rate fluctuations based on LIBOR.

Based on average borrowings of $4.2 million per quarter, a hypothetical rate change of 0.5% would increase our interest expense approximately $5,250 per quarter from current expense levels. Using an average outstanding balance of $6.0 million, a 0.5% rate increase would increase our interest expense approximately $7,500 per quarter from current expense levels. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations, or financial position, in the foreseeable future.

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

     10.28* First Amendment to Loan and Security Agreement effective as of June 3, 2000 Promissory Note effective June 3, 2000 Notice of Final Agreement effective June 3, 2000

     11*   Earnings per share computation

     27*   Financial Data Schedule

* Filed herewith.

 b.  REPORTS ON FORM 8-K.

None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                        WHITE ELECTRONIC DESIGNS CORPORATION

                                        /S/ Hamid R. Shokrgozar
                                        ------------------------------------
                                        Chief Executive Officer

                                        /S/ William J. Rodes
                                        ------------------------------------
                                        William J. Rodes
                                        Corporate Controller

Dated: August 9, 2000