Form 10-K
period 2000-09-30
WHITE ELECTRONIC DESIGNS CORP
filed 2000-12-28
CIK 13606

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

      For the Fiscal Year Ended: September 30, 2000

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     ---------------    ---------------

                          Commission File Number 1-4817

                      WHITE ELECTRONIC DESIGNS CORPORATION

             (Exact name of registrant as specified in its charter)

                            INDIANA                                                     35-0905052
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)

               3601 E. UNIVERSITY DRIVE
                  PHOENIX, ARIZONA                                   85034
           (Address of principal executive offices)                (Zip Code)

    Registrant's telephone number, including area code:           602/437-1520

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------          -----------------------------------------
 Common Stock, without par value                NASDAQ National Market
  (stated value $.10 per share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x   No
    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.[ ]

As of December 15, 2000, the aggregate market value of the Registrant's Common Stock held by non-affiliates (based upon the closing price of the shares on the NASDAQ National Market on December 15, 2000) was approximately $162,000,000.

On December 15, 2000, 18,673,373 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Shareholders are incorporated by reference into PART III, Items 10, 11, 12 and 13 of this Annual Report.

                                TABLE OF CONTENTS

                                                                                Page
                                     PART I
ITEM 1     BUSINESS

           Forward Looking Statements and Associated Risks..................       1
           General..........................................................       1
           Microelectronic Segment..........................................       2
           Display Segment..................................................       3
           Principal Customers..............................................       4
           Research, Engineering and Development............................       4
           Regulatory Matters...............................................       4
           Employees........................................................       5
           Financial Information by Geographic Segment......................       5
           Risk Factors.....................................................       6

ITEM 2     PROPERTIES.......................................................       8

ITEM 3     LEGAL PROCEEDINGS................................................       8

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............       8

           EXECUTIVE OFFICERS OF THE COMPANY................................       9

                                     PART II

ITEM 5     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED SHAREHOLDER MATTERS..................................       9

ITEM 6     SELECTED FINANCIAL DATA .........................................      10

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..........................      11

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK................................................      16

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................      16

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE..........................      17

                                    PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  .............      17

ITEM 11    EXECUTIVE COMPENSATION...........................................      17

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT......................................................      17

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  .................      17

                                     PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K......................................................   18-19

           SIGNATURES.......................................................      20

                                     PART I

ITEM 1        BUSINESS

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain matters discussed in this document contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. The words "believe," "expect," anticipate" and similar statements of expectation and statements regarding expected shipments of backlog, availability of supplies, increases in revenues and profits, and expected inventory and expenditure levels identify forward-looking statements that speak only as of the date the statement is made. These forward-looking statements are based on Management's expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control. Certain risks and uncertainties that may cause actual results, performance, or achievements to be materially different from those expressed, or implied, by the forward-looking statements include those set forth in the section titled "Risk Factors," below. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this document will prove to be accurate. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements.

GENERAL

White Electronic Designs Corporation is an Indiana corporation organized in 1951. On October 26, 1998, Bowmar Instrument Corporation ("Bowmar") merged with Electronic Designs, Inc. ("EDI"). In connection with the merger, Bowmar changed its name to White Electronic Designs Corporation (the "Company.") While Bowmar was the legal acquirer, the merger was accounted for as a reverse acquisition purchase whereby EDI was deemed to have acquired Bowmar for financial reporting purposes. Consistent with the reverse acquisition purchase accounting treatment, the historical financial statements presented for periods prior to the merger date are the financial statements of EDI, not the previously reported consolidated financial statements of Bowmar. The operations of both companies combined as White Electronic Designs Corporation have been included in the financial statements from the date of the merger.

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

The Company allocated costs in excess of net assets acquired of $4,075,000, to inventory, fixed assets, and intangible assets, which are being amortized over various periods ranging from 3 months to 15 years on a straight-line basis.

The Company has two business segments. Each of the two business segments require different design and manufacturing resources and serve customers in different markets. The microelectronic segment manufactures high-density semiconductor memory and microprocessor products for use in telecommunications, data communications and military aerospace markets. The display segment manufactures liquid crystal displays and electromechanical components for customers mainly in the aviation industry. The Company's executive offices are located at 3601 E. University Drive, Phoenix, Arizona 85034, (602) 437-1520.

MICROELECTRONIC BUSINESS SEGMENT

Financial information for the microelectronic segment is disclosed in Note 18 of Notes to the Consolidated Financial Statements.

Commercial products use SRAM, DRAM and Flash memory components with existing packaging technologies to create space saving solutions in industry standard configurations (SIMMS, DIMMS, BGA), multiple bare die on laminate (MCM-L), and boards packaged using standards established by the personal computer memory card international association (PCMCIA cards). Commercial memory module products range in density from 2 megabit to one gigabit, with data widths from 8 to 144 bits, and access speeds as fast as 8 nanoseconds in various package options. Commercial products are sold mainly to original equipment manufacturers in the network and telecommunications industries.

Military products use SRAM, EEPROM, SDRAM and Flash memory components in ceramic packages and laminate to produce high-density multichip packages and monolithic products for use in adverse environmental conditions. Multichip packaging is a technique that places several semiconductor chips into a compact package. A monolithic product does the same using only one semiconductor chip. Military products range in density from one megabit to 288 megabits, with data widths of 8 to 72, and speeds as fast as 15 nanoseconds in various package options. Military products are sold primarily to both foreign and domestic government contractors in the aerospace industry. Product sales are spread over many different programs such as aircraft, missiles and communications equipment.

The products designed, manufactured, and sold by the Company in its microelectronic segment are sold to original equipment manufacturers in the United States, Europe and Asia through the Company's sales personnel and independent sales representatives and distributors. In a time of strong demand for memory and microprocessor products, as at present, sources of supply of IC (integrated circuit) die and other components may be constrained and subject to shortages. Because of long lead times quoted from vendors, the Company may buy larger than normal amounts of inventory, when it is available, to adequately meet the requirements of future production. Therefore, it is not uncommon to see an increase in inventory during periods of die allocation. A manufacturer's ability to compete is heavily dependent on its ability to maintain access to steady sources of supply. To address these needs, the Company has maintained strong relationships with leading semiconductor fabricators in the United States and the Far East. The Company has no specific long-term contractual arrangement with its vendors. The Company's microelectronic segment business is not seasonal. The Company does not provide extended payment terms to its customers. Products in the microelectronic segment are sold under a standard one-year warranty and may be returned for repair or replacement during the warranty period.

The backlog and proforma backlog for microelectronic products was approximately $38,445,000 and $20,630,000, at the end of fiscal years 2000 and 1999, respectively. Approximately 90% of the segment's fiscal 1999 backlog was shipped during fiscal 2000. Approximately 90% of the fiscal 2000 year-end backlog is expected to be shipped during fiscal 2001. The backlog after fiscal 2001 is a result of customer requirements and demand for the products, not capacity restraints.

The Company's principal competitors in the commercial module market, Smart Module Technology, a subsidiary of Solectron Corp., Simple Technology, Inc.
(STEC) and Interworks, a subsidiary of Sanmina Corp. are larger than the Company and have substantially greater financial, technical, marketing, distribution and other resources. Smart Modular, Inc. manufactures a broad range of memory modules in high volume. In addition, the Company competes with a number of smaller companies, and larger semiconductor companies, who are now in the market or may in the future, enter the market. The Company competes in this market on the basis of many factors, including access to advanced semiconductor products at competitive prices, successful and timely product introduction, design capability, lead times, quality, product specification, pricing and customer service.

The two main military market competitors are the microelectronics division of Aeroflex Corp. and Austin Semiconductor. Both competitors are part of business organizations that are larger than the Company and have greater financial and other resources. There are few competitors for the military memory market business of the Company. Companies compete for this business on the basis of many factors, including cost and quality systems (which allow for compliance with U.S. and foreign military standards), longer term access to advanced semiconductor products in die and wafer form, successful and timely product introduction, inclusion of products on standard military drawings, design capabilities, lead times, product specification, pricing and customer service.

DISPLAY SEGMENT REVIEW

Financial information for the display segment is disclosed in Note 18 of Notes to the Consolidated Financial Statements.

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

Neither the needs of the Company for a continuing allotment of goods from its suppliers nor the requirements of its customers for the products of the display segment require the carrying of finished goods inventory. In its purchase of components (some of which must be ordered months in advance), the Company has not encountered, and does not anticipate encountering any significant difficulty. To ensure an adequate supply of display glass, the Company has maintained strong relationships with leading glass manufacturers in the Far East. The Company does not provide extended payment terms to its customers. Products are sold under a standard one-year warranty and may be returned for repair or replacement during the warranty period.

The display segment backlog and proforma backlog was approximately $9,705,000 and $10,870,000 at the end of fiscal years 2000 and 1999, respectively. Approximately 95% of this segment's 1999 backlog was shipped during fiscal 2000. Approximately 95% of the fiscal 2000 year-end backlog is expected to be shipped during fiscal 2001. The backlog after 2001 is a result of customer requirements not capacity restraints. There are no seasonality factors affecting the display business.

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

PRINCIPAL CUSTOMERS

In fiscal 2000, our sales to Lucent Technologies accounted for 19% of the Company's sales. No other customer accounted for more than 5% of total sales. Sales are split between original equipment manufacturers in the network and telecommunications industries, board assembly companies, and U.S. prime contractors in the defense industry. Sales to prime contractors can be for relatively large dollar amounts and sometimes call for deliveries over more than one year. The award of new contracts or the expiration of old contracts could have a significant short-term impact on sales and operating results. Sales of commercial memory products are usually based on high volume purchase orders with deliveries scheduled over several months. The award of new purchase orders is based upon the Company's ability to supply the OEM or assembly company with products that meet current technological and quality requirements. The Company sells memory and display products to over 400 companies throughout the world. Customers for the Company's microelectronic products include Arrow Electronics, Cabletron Systems, Cisco Systems, Credence Systems, Honeywell, Intel/Dialogic, Lockheed Martin, Lucent Technologies, Network Appliance, Northrop Grumman, Raytheon and Qualcomm. Of these customers, Lucent accounted for 23% of microelectronic segment sales, and Network Appliance accounted for 5.6% of segment sales. No other customer accounted for more than 5% of microelectronic segment sales. The Company's display customers include Ametek Aerospace, Avex Aerospace, Avidyne, Avnet, Computing Devices, GTE Government Systems, Hamilton Standard, Hamilton Sundstrand, Honeywell, Litton, Lockheed Martin, Rockwell, Smiths Industries, Transas Aviation, Trimble Navigation, and the United States Department of Defense. As a percent of display segment sales, the U.S. Department of Defense accounted for 20%, Smiths Industries 8%, Litton 8%, Lockheed Martin 7%, Computing Devices 7%, and Honeywell 6% of display segment sales. Total Company foreign sales for fiscal 2000, 1999, and 1998 were $14,367,000, $10,472,000 and $7,753,000 respectively.

RESEARCH, ENGINEERING AND DEVELOPMENT

Current research and product development activities are directed primarily toward the improvement of existing standard products. Some projects, however, are focused on the development of new products or processes. The Company devotes minimal resources to pure research and development, but emphasizes the application of its engineering expertise to the development and refinement of proprietary products or technologies. Expenditures by the Company on research and product development for fiscal years 2000, 1999 and 1998 amounted to approximately $5,014,000, $3,651,000, and $2,559,000, respectively. Research and product development efforts are principally conducted by the Company's engineering staff.

We believe that continued strategic investment in process technology and product development is essential for us to remain competitive in the markets we serve. We are committed to the appropriate levels of expenditures for research and development.

REGULATORY MATTERS

Government Contracting Regulation

A significant portion of the Company's business in fiscal 2000 was derived from subcontracts with prime contractors of the U.S. Government. As a U.S. Government subcontractor, the Company is subject to Federal Government contracting regulation. Under these regulations, the U.S. Government is entitled for three years after final payment on certain negotiated contracts or contract modifications to examine all of the Company's cost records with respect to such contracts to determine whether the Company furnished complete, accurate and current cost or pricing data to the government in connection with the negotiation of the price of the contract or modification. The U.S. Government also has the right after final payment to seek a downward adjustment to the price of a contract or modification if it determines that the contractor failed to disclose complete, accurate and current data. Historically the Company has not experienced significant downward adjustments.

In addition, the Federal Acquisition Regulations govern the allowability of costs incurred by the Company in the performance of U.S. Government contracts to the extent that such costs are included in its proposals or are allocated to U.S. Government contracts during performance of those contracts.

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

It is the Company's policy to cooperate with the Government in any investigations of which it has knowledge, but the outcome of any such Government investigations cannot be predicted with certainty. The Company believes it has complied in all material respects with applicable government requirements.

Environmental Protection

Compliance with federal, state and local laws or regulations, which govern the discharge of materials into the environment, has not had a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

EMPLOYEES

As of the end of the fiscal year, the Company employed 274 persons. Of such employees, 173 were employed in the microelectronic segment and 96 in the display segment and 5 in corporate administration. A total of 53 of the Company's employees in the display segment were employed pursuant to collective bargaining agreements covering workers at the Company's Display Division in Fort Wayne, Indiana. This agreement is effective through October 2001. The Company believes its labor relations are satisfactory.

FINANCIAL INFORMATION BY GEOGRAPHIC SEGMENT

See Note 18 in Notes to the Consolidated Financial Statement for information relating to foreign sales by geographic segment.

RISK FACTORS

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

Microelectronic Business. In connection with the Company's microelectronics memory business, a wide array of factors could cause the Company's results of operations and gross margins to fluctuate in the future from period to period. The primary factors that might affect the Company's results of operations in this regard include the cyclic ability of the semiconductor market; any loss of a principal customer or any short term loss of a customer due to product inventory accumulation by the customer; any inability to procure required components; any adverse changes in the mix of products sold by the Company; and any downturn of the semiconductor market which could cause a decline in selling unit prices, diminished inventory value, and less demand for commercial memory products as customers restrict inventory levels.

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

DEPENDENCE ON DEFENSE INDUSTRIES

Our current contracts with defense-related companies account for a material portion of the Company's overall revenues. Military capital expenditure levels have been declining for some years now and depend on factors that are outside the control of the Company. In addition, the U.S. defense industry has been moving toward the purchase of commercial "off-the-shelf" (COTS) products rather than those manufactured as compliant to specified military standards. In fiscal 2000, military and display related sales accounted for approximately 46% of the Company's overall sales. Changes in military spending and the shift in military demand for microelectronics products have had an adverse effect on the sales and profit of the Company. Continued reductions in military spending could adversely affect the sales and profits of the Company.

DEPENDENCE ON INTERNATIONAL SALES AND PURCHASES

The Company anticipates that international sales will continue to account for a significant portion of the Company's net sales. In fiscal 2000, foreign sales accounted for approximately 16% of the Company's overall sales. In addition, the majority of the components used by the Company in connection with products for military applications are acquired from foreign manufacturers worldwide, particularly countries located in Asia. As a result, a significant portion of the Company's sales and purchases are subject to the risks of international business, including fluctuations in foreign currencies, trade disputes, changes in regulatory requirements, tariffs and other barriers, the possibility of quotas, duties, taxes or other changes or restrictions upon the importation or exportation of the products being implemented by the United States, timing and availability of export licenses and the general economies of these countries in which the Company transacts business. Foreign suppliers of semiconductor related materials are regularly threatened with, or involved in, pending trade disputes and sanctions which, if realized, could materially adversely effect the Company by closing off critical sources of supply for the raw materials used to produce our products.

DOWNTURN OF THE TELECOMMUNICATIONS INDUSTRY

Over the past several years, the telecommunications industry has seen explosive growth in sales mainly because of advances in computer technology, development of enhanced signal carrying technologies, and the expansion of the Internet. We currently sell a large majority of our commercial microelectronic products to original equipment manufacturers in the telecommunications industry. The growth of this industry has helped our commercial division grow significantly in the last two years. However, there can be no assurances that the industry will continue to grow at these high rates. The Internet is still in a formative and developmental stage. There may be unpredictable changes in the future that may cause reduced growth in Internet usage. It would be reasonable to assume that the telecommunications industry could someday experience a downturn in business, similar to many other industries that grew and matured. Given our current dependence on this industry for a large portion of our sales and profits, a downturn would have a material adverse effect on our business.

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

MAINTAINING QUALIFIED PERSONNEL

The Company's ability to compete in the market and successfully manufacture quality products is dependent on our ability to attract and retain qualified employees in the areas of product design, engineering, operations management, manufacturing production, and sales. The demand for people with expertise in these areas has been very high for the past several years, and competition for qualified talent is intense. We currently have open requirements for people in these areas, and have been unable to fill the positions for several months. This personnel shortage could limit our ability to expand both of our business segments. Also, the loss of key personnel in any one of these areas could have a material adverse effect on the results of the business segment.

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

ITEM 2        PROPERTIES

The Company leases a facility under an operating lease in Phoenix, Arizona consisting of approximately 53,000 square feet. The facility is used as the Company's corporate offices and for all manufacturing of the military components of the microelectronic segment. The Company also leases a 33,000 square foot facility located in Westborough, Massachusetts for manufacturing and development of commercial microelectronic products and display products. The Company also subleases its former sales office in London, England under a long-term lease expiring in 2004. In addition, the Company owns a facility in Ft. Wayne, Indiana consisting of a building with approximately 75,000 square feet of space used for the manufacture of display and electromechanical products. The Company also owns ten acres of vacant land adjacent to the building. All of the Company's property has been pledged as security for the Company's line of credit and term loans with Bank One. Management considers these properties to be well maintained and adequate for their use. All properties have additional capacity, which could be utilized in the event of increased production requirements.

ITEM 3        LEGAL PROCEEDINGS

On April 25, 1996 the U.S. Attorney's Office for the State of Arizona undertook an investigation of certain aspects of White Microelectronics contracts with prime contractors for the Federal government. The investigation focused on the interpretation of certain government contract specified testing requirements on incoming material. On March 13, 1998, the Company was notified by the U.S. Attorney's Office for the State of Arizona that it had closed its criminal investigation of White Microelectronics. On June 2, 2000 the Company reached a settlement with the U.S. Attorney's office concerning the Federal government's claim for civil damages based on their findings from the investigation. All payments have been made, in full, to settle all claims regarding this investigation.

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

Hamid R. Shokrgozar, 40             President, Chief Executive Officer and
President,                          Chairman of the Board of the Company.
Chief Executive Officer and         Appointed President and CEO of Bowmar
Chairman of the Board               Instrument Corporation on January 3, 1998
                                    and Director of the Company in February
                                    1998. From 1993 to 1998, Mr. Shokrgozar
                                    served as President of White
                                    Microelectronics, the largest division of
                                    Bowmar Instrument. Served as Vice President
                                    Engineering and Technology from 1988 to
                                    1993. Mr. Shokrgozar was elected Chairman of
                                    the Board on August 31, 2000. Mr. Shokrgozar
                                    holds a U.S. Patent for the invention of
                                    "Stacked Silicon Die Carrier Assembly."


William J. Rodes, 46                Chief Accounting Officer for the Company
Chief Accounting Officer,           since October 2000. Mr. Rodes was appointed
Treasurer and Secretary             Treasurer and Secretary of the Company in
                                    August 1999. Mr. Rodes was Corporate
                                    Controller from May 1999 to September 2000.
                                    Mr. Rodes was Controller for White
                                    Microelectronic Division of Bowmar
                                    Instrument Corporation from 1993 to 1999.
                                    From 1990 to 1991 he served as Manager of
                                    Cost Accounting and Financial Analysis for
                                    California Micro Devices.


                                     PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

The Company's common stock is currently traded on the NASDAQ National Market under the symbol WEDC. Prior to June 8, 2000, the Company's common stock was traded on the American Stock Exchange. The following table sets forth the high and low sales prices for the common stock by quarter over the last two fiscal years.

                                                FISCAL 2000
--------------------------------------------------------------------------------
Common stock market price        Jan 1         Apr 1       Jul 1       Sep 30
High                             $5.50         $18.38      $14.75      $18.63
Low                              $2.44         $ 4.25      $ 7.00      $10.38

                                                FISCAL 1999
--------------------------------------------------------------------------------
Common stock market price        Jan 2         Apr 3       Jul 3      Oct 2
High                             $1.42         $1.67       $1.67      $2.21
Low                              $1.13         $1.25       $1.20      $1.67

As of December 15, 2000, there were approximately 6,669 holders of record of the Common Stock. The Company has not paid cash dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to retain all earnings to provide funds for the operation and expansion of its business. One of the Company's credit agreements precludes the payment of cash dividends on the Company's common stock.

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

ITEM 6 SELECTED FINANCIAL DATA (In thousands of dollars, except share and per share data)

                                                                                    Fiscal Year
Operations:                                               2000          1999            1998          1997         1996
                                                                                      (Note 1)      (Note 1)     (Note 1)
--------------------------------------------------------------------------------------------------------------------------
Net sales                                             $    87,595   $     58,038    $    32,772    $   42,104   $   57,478
--------------------------------------------------------------------------------------------------------------------------
Gross margin                                          $    31,171   $     15,528    $     7,043    $   15,494   $   16,834
--------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
   income taxes (Note 2)                              $     6,561   $       (859)   $    (3,304)   $    5,297   $    5,251
--------------------------------------------------------------------------------------------------------------------------
Weighted average number of common:
  shares and equivalents-basic                         17,544,136     15,394,451      7,072,000     6,948,000    5,546,000
  shares and equivalents-fully diluted (Note 3)        19,539,501             --             --     7,579,000    7,603,000
--------------------------------------------------------------------------------------------------------------------------
Income (loss) per common share:
     Continuing operations - basic                    $      0.37   $      (0.06)   $     (0.47)   $     0.74   $     0.82
     Continuing operations - fully diluted (Note 3)   $      0.34                                  $     0.68   $     0.60
--------------------------------------------------------------------------------------------------------------------------
Net income per share - basic                          $      0.37   $      (0.08)   $     (0.47)   $     0.54   $     0.51
Net income per share - fully diluted (Note 2)         $      0.34   $         --    $        --    $     0.50   $     0.37
--------------------------------------------------------------------------------------------------------------------------
Financial Positions (at year end):
  Working capital                                     $    23,378   $     12,584    $     5,207    $   11,723   $    6,425
  Total assets                                        $    54,996   $     38,771    $    17,935    $   25,137   $   21,063
  Long-term debt                                      $     1,519   $      2,249    $        --    $    2,208   $    2,939
--------------------------------------------------------------------------------------------------------------------------

Note 1: As a result of the merger October 26, 1998 of White Electronic Designs Corporation (formerly Bowmar Instrument Corporation) and Electronic Designs, Inc. (EDI), which was accounted for as a purchase by EDI of Bowmar, the financials for the 1996, 1997, and 1998 fiscal year ended include only the results of EDI.

Note 2 - See footnote 16 of the Consolidated Financial Statement provided elsewhere herein for discussion of discontinued operations.

Note 3 - In 1999 and 1998, fully diluted net income per share is considered to be the same as basic net income per share since the effect of the potentially dilutive convertible preferred is antidilutive.

This table should be read in conjunction with the Consolidated Financial Statements provided elsewhere herein.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

On October 26, 1998, Bowmar Instrument Corporation ("Bowmar") merged with Electronic Designs, Inc. ("EDI"). In connection with the merger, Bowmar changed its name to White Electronic Designs Corporation (the "Company"). While Bowmar was the legal acquirer, the merger was accounted for as a reverse acquisition purchase whereby EDI was deemed to have acquired Bowmar for financial reporting purposes. Consistent with the reverse acquisition purchase accounting treatment, the historical financial statements presented for periods prior to the merger date are the financial statements of EDI, not the previously reported consolidated financial statements of Bowmar. The operations of both companies combined as White Electronic Designs have been included in the financial statements from the date of the merger.

Results of Operations Fiscal 2000 vs Fiscal 1999

Revenues

Net Sales increased 51% to $87.6 million for the year ended September 30, 2000 from $58.0 million in the same period of 1999. This increase was primarily due to a 63% increase in sales of microelectronic components to $74.3 million from $45.5 million. Sales of commercial memory products increased 74% from the previous year because of substantially higher shipment volume combined with increased average selling prices based on new product sales. Sales of high reliability products increased 48% from the previous year based on higher shipment volumes of monolithic products and level average selling prices when compared to the previous year. Display sales increased 6%, or $731,000, from the previous year on slightly higher shipment volumes.

Sales of semiconductor products, such as the components used to make our memory products, have historically been cyclical, and subject to wide fluctuations in supply and demand. Currently, the industry is experiencing high demand for certain memory components. While this demand has strengthened average selling prices, it has also caused a shortage of certain components. We have already seen lead-times for components, such as Flash and SRAM products, increase substantially. We are currently working to assure a steady flow of supplies from our vendors. The ability to increase our sales in the future will be dependent on our ability to obtain adequate supplies of semiconductor products from the manufacturers. There can be no assurances that we will be able to increase our allocations from the semiconductor vendors. Any increase in revenues and profits will also depend on the continued growth of various electronics industries that use our products such as manufacturers of telecommunications equipment, networking equipment, and military equipment.

Gross Margin

Gross margin as a percentage of net sales improved to 35.6% for the period ended September 30, 2000, from 26.8% in the previous year. The microelectronic segment saw margins improve to 34.6% from 25.6%. The improvement was primarily because of higher shipment volumes in both the commercial and high reliability memory products, which spread fixed manufacturing costs over more units, and a favorable product mix which included new commercial products and memory modules which have a higher average selling price. Gross margin for the display segment improved to 41.2% from 30.9% in the previous year because of a higher ratio of liquid crystal display sales and higher shipments of ruggedized liquid crystal displays which had higher selling prices than the product mix last year.

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

Accordingly, there can be no assurance we will be able to sustain our recent gross margins. We have taken various actions to maintain our gross margins, including purchasing new capital equipment to improve our efficiencies in the manufacturing areas to increase our throughput. We continue to work with semiconductor and display glass manufacturers to improve the availability of raw materials. We have also implemented programs to hire new employees and train, and retain our current employees to meet our production requirements. However, we currently have open requirements for engineering, marketing, and manufacturing personnel who are needed to pursue growth opportunities in both our business segments. We have been unable to fill these positions for several months. This personnel shortage could limit our ability to expand both of our business segments. Given the current demands of the labor market, there can be no assurance that we will meet all of our personnel requirements for either of our business segments.

Selling, General and Administrative Expenses

Selling expenses for the year ended September 30, 2000, increased $2.3 million from the same period of the previous year. Increases in spending for microelectronic sales represented $1.8 million of this increase. The largest component of the increase in microelectronic expenses was a $1.3 million increase in sales commission expenses based upon a 63% sales increase for the segment from the previous year. The remaining increase was mainly due to expenses for new sales personnel, advertising and marketing to support sales into the telecommunications markets. Selling expenses for the display segment were $510,000 higher than last year and were mainly used to target the aviation markets.

General and administrative expenses increased $1.2 million for the year ended September 30, 2000, when compared to the same period in the previous year. This increase is mainly due to higher salary and benefit expenses relating to employee incentive pay, legal expenses, costs associated with shareholder services and the change in listing of our common stock from the American Stock Exchange to the NASDAQ National Market.

For the year ended September 30, 2000, selling, general and administrative expense decreased as a percentage of sales to 16.1% from 18.4% in the prior year.

Research and Product Development Expenses

Research and development expenses for the year ended September 30, 2000 increased $1.4 million from the previous year and totaled 5.7% of net sales. The main source of the increase came from the microelectronic segment, which increased spending $1.5 million from the previous year. Major ongoing product development efforts include SDRAM, microprocessor modules, ball grid array products, development of new packaging designs for memory products, and qualification of new semiconductor products. The display segment expenses were $116,000 lower than last year mainly because of reductions in spending for interface and mechanical products. Spending on liquid crystal display development was approximately 10% of net sales in 2000.

We believe that continued strategic investment in process technology and product development is essential for us to remain competitive in the markets we serve. We are committed to the appropriate levels of expenditures for research and development.

Merger Expense

The merger expense of $850,000 incurred during fiscal 1999, related to the merger of Bowmar Instrument Corporation and Electronic Designs, Inc., which occurred on October 26, 1998 and formed White Electronic Designs Corporation. These expenses consisted mainly of severance costs and charges for professional services to complete the merger. No additional merger related costs were incurred during fiscal year 2000.

Discontinued Operations

In connection with the October 1997 sale by EDI of its Crystallume Diamond Products Division, the Company had recorded a receivable in the amount of $625,000. As previously disclosed, the buyer asserted an indemnity claim against the Company and refused to pay the $625,000 balance due, including the initial installment of $250,000, which was due on October 1, 1998. The Company and the buyer have resolved this matter. In exchange for executing mutual releases the Company has reduced the receivable to $325,000. The results of this settlement are reflected in the fiscal 1999 Statement of Income under results from discontinued operations.

Liquidity and Capital Resources

Cash on hand as of September 30, 2000 totaled $1,857,000. During fiscal year 2000, cash provided by operations was approximately $858,000. The sum of net income, depreciation, and amortization totaled approximately $9.0 million for the period. However, increases in accounts receivable, inventories, accounts payable and other assets, based on higher levels of sales activity, used approximately $11.0 million for working capital requirements. Cash balances increased approximately $1.5 million during the period. This increase was funded by borrowings under our line of credit, which increased $1.5 million from year-end.

During fiscal 2000, we recorded an increase in prepaid taxes because of an expected $2.8 million tax benefit from the exercise of stock options during the fiscal year. Without this entry, cash used by operations totaled $1,935,000.

Other uses of cash during fiscal 2000 included capital expenditures of $2.3 million, reduction of long-term debt of $730,000, first quarter Convertible Preferred Stock dividend payment of $89,000, and redemption of Convertible Preferred Stock of $18,075.

During the second quarter, we completed the redemption of our Convertible Preferred Stock. Over 99% of the shareholders elected to convert their Convertible Preferred Shares into shares of common stock. The remaining shareholders were paid a total of $18,075 based on redemption price of $25.00 per share. The redemption ended our requirement to pay quarterly dividends on the Preferred Shares of $89,000, and no dividends were paid after the first quarter.

Accounts receivable have increased $4.3 million from the year ended October 2, 1999. This increase is consistent with our higher quarterly sales when compared to the fourth quarter of last year ($25.1 million versus $17.6 million in the fourth quarter of 1999). The current accounts receivable balance of $14.7 million represents 58% of the current quarterly sales rate and is consistent with the 59% ratio at October 2, 1999.

Inventory levels have increased $9.3 million from the year ended October 2, 1999. This increase is consistent with our higher quarterly sales when compared to the fourth quarter of last year ($25.1 million versus $17.6 million in the fourth quarter of 1999). The current inventory balances also take into account projected production requirements. Also, because of potential semiconductor component shortages in the future, we are sometimes required to purchase inventory in advance of our needs to ensure a steady flow of material through the factory. Inventory amounts, when compared to the current quarterly sales rate, increased to 95% of quarterly sales at year-end 2000 compared to 83% of quarterly sales at year end 1999. We believe we are holding appropriate inventory levels, based upon lead times for our raw materials and projected production requirements.

Accounts payable were $4.1 million higher at the end of fiscal year 2000 than at the end of fiscal 1999. This is consistent with increased levels of production and requirements for raw materials as stated above.

Capital expenditures for the year ended September 30, 2000 totaled approximately $2.3 million. Approximately $1,273,000 has been spent to increase production capacity for our commercial memory products and over $700,000 has been spent to upgrade our hi-rel manufacturing equipment. Approximately $168,000 was spent to upgrade equipment in our Display division. We expect capital expenditures for fiscal

2001 to be at approximately the same level as fiscal 2000. Future capital expenditures will be funded by cash from operations, line of credit borrowings, or operating lease financing.

During the month of January 2000, we completed a new revolving credit agreement with Bank One. This agreement increased our maximum borrowing limit to $12.0 million from the previous limit of $6.0 million. The actual borrowing limit at any time is subject to available accounts receivable and inventory balances. As of the end of the fiscal year, we were in compliance with all debt covenant requirements in the loan agreement. We believe that cash generated by operations, in addition to our borrowing capability, should be sufficient to fund our cash needs for the next twelve months.

To improve our borrowing costs, during the month of June 2000, we negotiated a change to our revolving credit agreement with Bank One. The change allows us to borrow from our available line of credit at a rate of LIBOR (London Interbank Offering Rate) + 2.25% instead of the current prime rate. There were no other changes to the agreement.

Interest Expense

Interest expense increased $144,000 for the year ended September 30, 2000, when compared to the same period in the previous year. The increase was caused by additional borrowings against our line of credit to support higher inventory levels necessary to meet sales requirements.

Amortization of Intangible Assets

Amortization expense increased $21,000 for the year ended September 30, 2000. Twelve months of amortization has been taken in Fiscal 2000, while only eleven months of amortization were included in the same period of Fiscal 1999 because of the timing of the merger.

Seasonality and Inflation

The Company's business is not seasonal in nature. Management believes that the Company's operations have not been materially affected by inflation.

Certain matters discussed in this document contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. The words "believe," "expect," anticipate" and similar statements of expectation and statements regarding expected shipments of backlog, availability of supplies, increases in revenues and profits, and expected inventory and expenditure levels identify forward-looking statements that speak only as of the date the statement is made. These forward-looking statements are based on Management's expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control. Certain risks and uncertainties that may cause actual results, performance, or achievements to be materially different from those expressed, or implied, by the forward-looking statements include those set forth in the section titled "Risk Factors," below. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this document will prove to be accurate. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements.

Recently Enacted Accounting Pronouncements

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 establishes four criteria for revenue recognition, and clarifies the SEC's interpretation of other revenue recognition situations. The Company complies with the guidelines established for revenue recognition in SAB 101.

On May 2, 2000 the Emerging Issues Task Force (EITF) issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs. EITF 00-10 focuses on shipping and handling fees billed to customers and costs incurred by those companies that sell goods. The Company believes that adoption of this standard will have no material effect on the Company's financial reporting and disclosure.

On April 3, 2000, the Financial Accounting Standards Board (FASB) issued FIN 44, Accounting for certain transactions involving stock compensation - an interpretation of APB 25. FIN 44 clarifies the application of Opinion 25 for certain issues. The Company believes that adoption of this standard will have no material effect on the Company's financial reporting and disclosure.

Year 2000

The Company surveyed its supporting computer systems and replaced, or upgraded all non-compliant systems to meet year 2000 compliance at Fiscal Year end 1999. We have continued to monitor all of our Year 2000 compliance issues through September 2000. There were no additional costs incurred for Year 2000 compliance in this period. We have not experienced any significant problems with suppliers, customers, or shipments because of Year 2000 compliance issues through the month of September 2000. We do not expect any business interruptions because of Year 2000 compliance issues in the future.

Results of Operations Fiscal 1999 vs 1998

Revenues

Fiscal 1999 and 1998 revenues were $58,038,000 and $32,772,000. The increase in net sales between fiscal 1999 and 1998 is due to the inclusion in the financial presentation for fiscal 1999 of the combined results of the former Bowmar and EDI. If the net sales of Bowmar had been included in the fiscal 1998, combined sales would have been $61,770,000. The primary reasons for the decrease in combined sales include reductions in spending from year to year in the defense industry, the lower average sales prices and the lower demand in the military memory market brought on by the conversion to commercial-off-the-shelf ("COTS") parts.

Gross Margins

As a percentage of sales, gross margin increased 1.3% during fiscal 1999 to 26.8% from 21.5% in fiscal 1998. If Bowmar's fiscal 1998 sales and cost of goods sold were included, gross margin as a percentage of sales would have increased in fiscal 1999 by 2% from fiscal 1998. This is mainly due to lower cost of sales and improved production efficiencies which were primarily due to lower material costs and headcount decreases. Cost of goods sold was negatively impacted by merger expenses resulting from the write up of inventories because of the allocation of the acquisition costs and severance payments to former employees.

Selling, General and Administrative Expenses

The inclusion of Bowmar's selling, general and administrative expenses in fiscal 1998 would have resulted in a decrease of $2,981,000 in fiscal 1999 compared to fiscal 1998. The decrease results from lower sales cost and commissions due to reorganization in the sales departments. In addition, the Company realized savings in selling, general and administrative expenses due to merger related efficiencies.

Research and Product Development Expenses

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

Liquidity and Capital Resources

At October 2, 1999, working capital increased to $12,584,000 from $5,207,000 at September 30, 1998, principally as a result of the increase in current assets due to the merger. The Company's current ratio at fiscal year end 1999 improved to approximately 1.8 to 1. The Company's total debt-to-equity ratio remained at approximately 0.9 to 1.

In fiscal 1999 and 1998, the Company used $2,275,000 and generated $13,000 respectively of cash from operating activities. The major uses of cash in fiscal 1999 were $2,717,000 for the retirement of long term debt and $2,109,000 in payments for capital expenditures. Depreciation and amortization expense was $2,244,000 during fiscal 1999.

Capital expenditures in fiscal 1999 primarily consisted of $400,000 for upgrading to a new computer system and related costs, $700,000 for test equipment and $125,000 for facility upgrades. The remaining $884,000 in expenditures was for manufacturing and general office equipment.

The Company's capital expenditure plans are principally to expand manufacturing capacity and are expected to be financed largely through existing credit lines, and to a lesser extent, through funds provided from operating leases.

With the inclusion of Bowmar's balance sheet account balances as of the date of the merger, other major changes in balance sheet accounts during fiscal 1999 include: an increase in accounts receivable of $4,394,000 mainly due to shipment timing differences from previous years; an increase in inventories of $2,433,000 in connection with the higher year-end backlog; accounts payables and accrued expenses that partially offset the above working capital changes by increasing $2,556,000 from fiscal 1998. The current portion of long-term debt increased $2,104,000 relating to the Company's line of credit, which increased to $4,730,000 from $2,332,000 at the end fiscal 1998. This increase was partially offset by retirement of the current portion of long-term debt of $2,332,000 during fiscal 1999.

Interest Expense

Interest expense increased $351,000 from fiscal 1998 mainly because of increased borrowings under the line of credit.

ITEM 7A       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the fiscal year ended September 30, 2000 we had an outstanding balance of $6.2 million borrowed against our revolving line of credit with Bank One. During the fiscal year, the average outstanding balance on a daily basis was approximately $4.0 million. The interest charged against these borrowings is a combination of the Bank One "prime rate," which is similar to the prime rate charged by major banking institutions in the United States, and the London Interbank Offering Rate (LIBOR) plus 2.25%. During fiscal 2000 the "prime rate" averaged 9.19%, and was at 9.5% as of September 30, 2000. Currently, LIBOR plus 2.25% is approximately 8.88%.

Based on average borrowings of $4.0 million per year, a hypothetical rate change of 0.5% would increase our interest expense approximately $20,000 per year from current expense levels. Using an average outstanding balance of $6.0 million, a 0.5% rate increase would increase our interest expense approximately $30,000 per year from current expense levels. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations, or financial position, in the foreseeable future.

ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14 of this Annual Report for the Consolidated Financial Statements of the Company and required supplementary data.

                                    PART III


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item for directors is set forth in the Company's 2001 Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on February 22, 2001, (the "2001 Proxy Statement"), under the heading "Election of Directors" and the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by this reference as if set forth in full. The information required by this Item for Executive Officers of the Company is set forth in Part I of this Form 10-K, under the heading "Executive Officers of the Company."


ITEM 11       EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company's 2001 Proxy Statement under the heading "Executive Compensation" and is incorporated herein by this reference as if set forth in full, however, the information set forth under the headings "Report of the Compensation Committee" and "Stock Price Performance Graph" contained in the 2001 Proxy Statement are not incorporated by reference.


ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth in the Company's 2001 Proxy Statement under the heading "Principal Stockholders" and under the heading "Security Ownership by Management" and is incorporated herein by this reference as if set forth in full.


ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Company's 2001 Proxy Statement under the heading "Certain Transactions" and under the heading "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by this reference as if set forth in full.

                                     PART IV

ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

(a)(1)        Financial Statements and Supplementary Data

                                                                     Page
                                                                     ----
Consolidated Financial Statements

Report of Independent Accountants                                    21

Consolidated Balance Sheets as of September 30, 2000
 and October 2, 1999                                                 22

Consolidated Statements of Income for the Years Ended September
30, 2000, October 2, 1999 and September 30, 1998                     23

Consolidated Statements of Shareholders' Equity for the Years
Ended September 30, 2000, October 2, 1999 and September 30, 1998     24

Consolidated Statements of Cash Flows for the Years Ended
September 30, 2000, October 2, 1999, and September 30, 1998          25

Notes to Consolidated Financial Statements                           26



(a)(2) Financial Statement Schedules for the Years Ended September 30, 2000, October 2, 1999, and September 30, 1998


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

2.1A     Amendment to Agreement and Plan of Merger dated June 9, 1998
         (incorporated herein by reference to Exhibit 2.1A to the Registration
         Statement on Form S-4 filed on June 11, 1998, Registration No.
         333-56565).

2.1B     Amendment to Agreement and Plan of Merger dated August 24, 1998
         (incorporated herein by reference to Exhibit 2.1B to the Registration
         Statement on Form S-4, filed on September 2, 1998, Registration No.
         333-56565).

3.1      Amended and Restated Articles of Incorporation of White Electronic
         Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed December 24, 1998).

3.2      Amended and Restated Code of By-Laws of White Electronic Designs
         Corporation (incorporated herein by reference to Exhibit 3.2 to the June 9, 1998 Registration Statement on Form S-4 filed June 11. 1998).

4.1A     Amendment No. 1 to Rights Agreement, effective as of May 3, 1998
         (incorporated herein by reference to Exhibit 4.3 to the Registration
         Statement on Form S-4, filed on June 11, 1998, Registration No.
         333-56565).

10.1 Agreement to be Bound by Registration Rights Agreements, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and
         Electronic Designs, Inc. (incorporated herein by reference to Exhibit
         10.1 to the Registration Statement on Form S-4, filed on Jun 11, 1998,
         Registration No. 333-56565).

10.2 Agreement to be Bound by Severance Agreements and Employment Agreement, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4, filed on June
         11, 1998, Registration No. 333-56565).

**10.10 Form of Incentive Stock Option Agreement covering incentive stock options granted under the Company's now terminated 1986 Plan, as amended October 23, 1987 (incorporated here in by reference to Exhibit
         10.2(c) to the Annual Report on Form 10-K for the fiscal year ended
         September 30, 1987).

**10.11 Form of Non-Incentive Stock Option Agreement covering non-incentive stock options granted under the Company's now terminated 1986 Plan, as amended October 23, 1987 (incorporated by reference to Exhibit 10.2(c) to the Company's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1987).

**10.12  Bowmar Instrument Corporation Stock Option Plan for Non-Employee
         Directors as amended February 4, 1994 (incorporated herein by reference to Exhibit B to the Company's definitive Proxy Statement, prepared in connection with the 1994 Annual Meeting of Shareholders).

**10.14 1994 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of Shareholders).

10.27 Revolving Credit and Term Loan Agreement by and between Bank One, Texas and White Electronic Designs Corporation, an Indiana Corporation, dated
         January 7, 2000. (incorporated herein by reference to Exhibit 10.27 to the Company's 10-Q for the quarter ended January 1, 2000).

10.28    First Amendment to Loan and Security Agreement effective as of June 3,
         2000; Promissory Note effective June 3, 2000, Notice of Final Agreement effective June 3, 2000 (incorporated herein by reference to Exhibit
         10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

21.1 Subsidiaries of White Electronic Designs Corporation (incorporated herein by reference to exhibit 21.1 to the Company's Annual Report on Form 10-K filed December 24, 1998).

*27.1    Financial Data Schedule.

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

                                   WHITE ELECTRONIC DESIGNS CORPORATION




Date: December 27, 2000                  /s/William J. Rodes
     ---------------------               ---------------------------
                                         William J. Rodes
                                         Chief Accounting Officer,
                                         Secretary, Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:


/s/Norman T. Hall                               /s/Donald F. McGuinness
------------------------                        ---------------------------
Norman T. Hall                                  Donald F. McGuinness
Director                                        Director
Date: December 27, 2000                         Date: December 27, 2000
      ------------------                             ----------------------

/s/Thomas M. Reahard                            /s/Thomas J. Toy
------------------------                        ---------------------------
Thomas M. Reahard                               Thomas J. Toy
Director                                        Director
Date: December 27, 2000                         Date: December 27, 2000
      ------------------                             ----------------------



/s/Hamid R. Shokrgozar                          /s/William J. Rodes
------------------------                        ---------------------------
Hamid R. Shokrgozar                             William J. Rodes
President, Chief Executive Officer              Chief Accounting Officer,
and Chairman of the Board of Directors          Secretary, Treasurer
Date: December 27, 2000                         Date: December 27,2000
      ------------------                             ----------------------

/s/Edward A. White
------------------------
Edward A. White
Vice Chairman of the Board
and Director
Date: December 27, 2000
     -------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
WHITE ELECTRONIC DESIGNS CORPORATION


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholder's equity, and of cash flows present fairly, in all material respects, the financial position of White Electronic Designs Corporation and Subsidiary at September 30, 2000 and October 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP


Phoenix, Arizona
November 10, 2000

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

--------------------------------------------------------------------------------------------
                                                                  September 30,   October 2,
                                                                      2000           1999
============================================================================================
ASSETS
Current Assets
  Cash                                                              $  1,857        $    305
  Accounts receivable, less allowance for
     doubtful accounts of $417 and $304                               14,658          10,374
  Inventories, net                                                    23,884          14,583
  Prepaid expenses                                                     1,752             354
  Deferred income taxes                                                1,829           2,098
--------------------------------------------------------------------------------------------
              Total Current Assets                                    43,980          27,714
Property, Plant and Equipment, net                                     8,025           7,445
Deferred Income Taxes                                                  2,128           1,978
Goodwill and Intangibles                                                 690           1,444
Other Assets, net                                                        173             190
--------------------------------------------------------------------------------------------
              Total Assets                                          $ 54,996        $ 38,771
============================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                                 $  6,835        $  5,165
  Accounts payable                                                     8,832           4,697
  Accrued salaries and benefits                                        3,342           2,240
  Other accrued expenses                                               1,593           3,028
--------------------------------------------------------------------------------------------
              Total Current Liabilities                               20,602          15,130
Long Term Debt                                                         1,519           2,249
Other Long term Liabilities                                            1,252           1,190
--------------------------------------------------------------------------------------------
              Total Liabilities                                     $ 23,373        $ 18,569
--------------------------------------------------------------------------------------------
Commitments and Contingencies (see Note 12)
--------------------------------------------------------------------------------------------
Shareholders' Equity
   Preferred stock, $1.00 par value, authorized 500,000 shares,
     issued none, and 119,906                                             --             120
  Common stock, $0.10 stated value, authorized 60,000,000
    shares issued 18,534,201 and 15,919,524                            1,853           1,591
  Treasury stock, 44,442 and 44,442 shares, at stated value
     and cost                                                             (4)             (4)
  Additional paid-in capital                                          42,079          37,272
  Accumulated deficit                                                (12,305)        (18,777)
--------------------------------------------------------------------------------------------
                Total Shareholders' Equity                            31,623          20,202
--------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                          $ 54,996        $ 38,771
============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
            (In thousands of dollars except data and per share data)

------------------------------------------------------------------------------------------------------------------------
                                                                                            FISCAL YEAR
                                                                               2000             1999             1998
------------------------------------------------------------------------------------------------------------------------
Net sales                                                                  $    87,595     $     58,038      $    32,772
Cost of sales                                                                   56,424           42,510           25,729
------------------------------------------------------------------------------------------------------------------------
Gross margin                                                                    31,171           15,528            7,043
------------------------------------------------------------------------------------------------------------------------
Expenses:
   Selling, general and administrative                                          14,102           10,683            7,202
   Product development                                                           5,014            3,651            2,559
   Interest expense                                                                615              471              120
   Merger expense                                                                   --              850               --
   Amortization of intangible assets                                               753              732              466
------------------------------------------------------------------------------------------------------------------------
   Total expenses                                                               20,484           16,387           10,347
------------------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes
    and discontinued operations                                                 10,687             (859)          (3,304)
Provision (benefit) for income taxes                                             4,126             (301)              --
------------------------------------------------------------------------------------------------------------------------
Income/(loss) from continuing operations                                         6,561             (558)          (3,304)
------------------------------------------------------------------------------------------------------------------------
Discontinued operations (Note 16)
Loss from discontinued operations of Crystallume Diamond Products Division,
net of applicable income tax of $16,000                                             --             (277)              --
------------------------------------------------------------------------------------------------------------------------
Income/(loss) from discontinued operations                                          --             (277)              --
------------------------------------------------------------------------------------------------------------------------
NET INCOME/(LOSS)                                                                6,561     $       (835)     $    (3,304)
========================================================================================================================
Earnings (loss) per share - basic, continuing operations                   $      0.37     $      (0.06)     $     (0.47)
Earnings (loss) per share - basic, discontinued operations                          --            (0.02)              --
------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE - BASIC                                 $      0.37     $      (0.08)     $     (0.47)
------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share-diluted, continuing operations                   $      0.34
Earnings (loss) per share-diluted, discontinued operations                          --
------------------------------------------------------------------------------------------------------------------------
Net income per common share-diluted                                        $      0.34
------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares and equivalents:
    Basic                                                                   17,544,136       15,394,451        7,072,000
    Diluted                                                                 19,539,501
========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (In thousands of dollars, except share data)

---------------------------------------------------------------------------------------------------------------------
                                                                              Additional                 Total Share-
                                            Preferred   Common     Treasury    Paid-in     Accumulated     holders'
                                               Stock     Stock      Stock      Capital       Deficit       Equity
=====================================================================================================================
BALANCE, SEPTEMBER 30, 1997                  $    --    $    72    $  (119)    $ 26,968     $(14,084)     $12,837
=====================================================================================================================
Purchase of common stock for
   treasury, at cost                                                  (310)                                 (310)
Common stock issued under
   employee stock option and stock
   purchase plans at $0.22 to $3.75
   per share                                                           243                      (194)         49
Stock purchase warrants issued in
   payment of services                                                               30                       30
Net loss                                                                                      (3,304)     (3,304)

=====================================================================================================================
BALANCE, SEPTEMBER 30, 1998                  $    --    $    72    $  (186)    $ 26,998     $(17,582)     $ 9,302
=====================================================================================================================
Common stock issued for exercise options
 and related tax benefits:
 76,159 shares                                                8                      14                        22
Payment of preferred dividends                                                                  (360)        (360)
Acquired through merger                          120      1,511        182       10,260                    12,073
Net loss                                                                                        (835)        (835)

=====================================================================================================================
BALANCE, OCTOBER 2, 1999                     $   120    $ 1,591    $    (4)    $ 37,272     $(18,777)     $20,202
=====================================================================================================================
Common stock issued for exercise
   of options: 1,020,799 shares                             103                   2,071                     2,174
Tax benefit related to exercise
   of stock options                                                               2,793                     2,793
Payment of preferred dividend                                                                    (89)         (89)
Conversion of preferred stock
   to common stock:
   1,588,693 shares                             (120)       159                     (57)                      (18)
Net income                                                                                     6,561        6,561

=====================================================================================================================
BALANCE, SEPTEMBER 30, 2000                  $    --    $ 1,853    $    (4)    $ 42,079     $(12,305)     $31,623
=====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                                                        YEAR ENDED
                                                        September 30,    October 2,     September 30,
                                                            2000            1999            1998
----------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
 Net income                                                $ 6,561        $   (835)       $(3,304)
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                           2,486           2,244          1,290
 Common stock and warrants issued in payment of
      interest and other expense                                --              --             30
     Deferred income tax (benefit) expense                     119            (117)
     Net changes in balance sheet accounts:
       Accounts receivable                                  (4,284)         (4,394)         3,809
       Inventories                                          (9,301)         (1,984)           712
       Prepaid expenses                                     (1,398)             26            326
       Tax benefit upon issuance of common stock
               for options                                   2,793              --             --
       Other assets                                             17             238           (715)
       Accounts payable                                      4,135             443         (2,220)
       Accrued expenses                                       (332)          1,253             85
       Other long-term liabilities                              62             851             --
----------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities       $   858        $ (2,275)       $    13
----------------------------------------------------------------------------------------------------

 INVESTING ACTIVITIES
 Acquisition of property,  plant & equipment                (2,313)         (2,109)          (773)
 Cash acquired in acquisition                                   --             224             --
 Proceeds from sales of discontinued operations                 --              --            500
----------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities       $(2,313)       $ (1,885)       $  (273)
----------------------------------------------------------------------------------------------------

 FINANCING ACTIVITIES:
 Borrowings under line of credit, net                        1,477           4,730             --
 Borrowings of long-term debt                                  193              34             --
 Issuance of long-term debt                                                                   150
 Retirement of long-term debt                                 (730)         (2,717)        (1,085)
 Issuance of common stock                                    2,174              22             49
 Repurchase of common stock                                     --              --           (310)
 Payment of preferred stock dividend                           (89)           (360)            --
 Redemption of preferred stock                                 (18)             --             --
----------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities       $ 3,007        $  1,709        $(1,196)
----------------------------------------------------------------------------------------------------
 Net change in cash                                          1,552          (2,451)        (1,456)
 Cash at beginning of year                                     305           2,756          4,212
----------------------------------------------------------------------------------------------------
 Cash at end of year                                       $ 1,857        $    305        $ 2,756

====================================================================================================
 SUPPLEMENTAL CASH FLOWS INFORMATION:
 Net cash paid for interest                                $   612        $    404        $   261
 Net cash recovered from income tax refunds                $    18        $    129        $   331
----------------------------------------------------------------------------------------------------
 NON-CASH INVESTING AND FINANCING ACTIVITIES
 Conversion of Preferred Stock                             $   102        $     --        $    --
----------------------------------------------------------------------------------------------------
 Details of acquisition
    Fair value of assets acquired                          $    --        $ 18,074        $    --
    Fair value of liabilities assumed                           --          (5,351)            --
====================================================================================================
 Net assets acquired                                       $    --        $ 12,723        $    --
 Acquisition costs                                              --            (650)            --
----------------------------------------------------------------------------------------------------
 Stock issued in connection with the merger                $    --        $ 12,073        $    --
====================================================================================================

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

2.       MERGER WITH ELECTRONIC DESIGNS, INC.

On October 26, 1998, Bowmar Instrument Corporation ("Bowmar") merged with Electronic Designs, Inc. ("EDI"). In connection with the merger, Bowmar changed its name to White Electronic Designs Corporation (the "Company"). While Bowmar was the legal acquirer, the merger was accounted for as a reverse acquisition purchase whereby EDI was deemed to have acquired Bowmar for financial reporting purposes. Consistent with the reverse acquisition purchase accounting treatment, the historical financial statements presented for periods prior to the merger date are the financial statements of EDI, not the previously reported consolidated financial statements of Bowmar. The operations of both companies combined as White Electronic Designs Corporation have been included in the financial statements from the date of the merger. Pursuant to the Merger each outstanding share of common stock of EDI was converted into 1.275 shares of common stock of Bowmar.

The following unaudited pro forma information shows the results of operations of EDI and Bowmar for the fiscal year ended 1998 assuming the companies had combined as of October 1, 1997.

                                                                  1998
(Dollars in thousands except per share data)
--------------------------------------------------------------------------------
 Revenue                                                        $  61,770
 Net income (loss), continuing operations                       $  (4,205)
 Basic income (loss) per share, continuing operations           $   (0.29)
--------------------------------------------------------------------------------

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

                      WHITE ELECTRONIC DESIGNS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         f. Intangible Assets

         Intangible assets represent the goodwill generated from the October 26, 1998 merger with White Electronic Designs Corporation and the October 10, 1995 acquisition of Electronic Designs, Inc. These assets are being amortized over periods ranging from four to five years. The intangible asset balances and related accumulated amortization as of fiscal year end 2000 and 1999 are as follows:

                                                          Fiscal 2000       Fiscal 1999
---------------------------------------------------------------------------------------
Intangible Assets Gross October 26, 1998 Merger           $ 1,247,000      $ 1,247,000
Intangible Assets Gross October 10, 1995 Acquisition        2,330,000        2,330,000
Accumulated Amortization October 26, 1998 Merger             (557,000)        (266,000)
Accumulated Amortization October 10, 1995 Acquisition      (2,330,000)      (1,867,000)
---------------------------------------------------------------------------------------
Intangible Assets, Net                                    $   690,000      $ 1, 444,000
---------------------------------------------------------------------------------------

         g. Government Contracts

         Sales under government contracts, which are usually based on firm fixed price contracts, are recorded when the units are shipped and accepted by the government.

         h. Sales Recognition and Accounts Receivable

         The majority of the Company's sales are recognized when the products are shipped to the customer. Some product shipments to distributors may be returned based on conditions set forth in their distributor agreement. Therefore, product sales on these shipments to distributors are not recognized until the distributor ships the products to the end user customer. The Company also maintains reserves for warranty return expense based on normal return rates. In addition, the Company has reserves for potential credit losses, and distributor price protection adjustments. Based on historical experience, the Company believes it has adequate reserves to account for potential losses or adjustments. Write-offs for uncollectible accounts totaled $112,188 in fiscal 2000, $36,000 in fiscal 1999, and $26,000 in fiscal 1998.

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

                      WHITE ELECTRONIC DESIGNS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         i. Newly Issued Accounting Standards

         On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 establishes four criteria for revenue recognition, and clarifies the SEC's interpretation of other revenue recognition situations. The Company does not believe that the adoption of SAB101 will have a significant impact on the consolidated financial statements.

         On May 2, 2000 the Emerging Issues Task Force (EITF) issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs. EITF 00-10 focuses on shipping and handling fees billed to customers and costs incurred by those companies that sell goods. The Company believes that adoption of this standard will have no material effect on the Company's financial reporting and disclosure.

         On April 3, 2000, the Financial Accounting Standards Board (FASB) issued FIN 44, Accounting for certain transactions involving stock compensation - an interpretation of APB 25. FIN 44 clarifies the application of Opinion 25 for certain issues. The Company believes that adoption of this standard will have no material effect on the Company's financial reporting and disclosure.

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

4.       INVENTORIES

Inventories consist of the following:

                                        September 30, 2000   October 2, 1999
-----------------------------------------------------------------------------
Raw materials                               $12,163,000         $ 7,373,000
Work-in-process                               9,952,000           4,659,000
Finished goods                                1,769,000           2,551,000
-----------------------------------------------------------------------------
Total Inventories                           $23,884,000         $14,583,000
=============================================================================

The inventories are net of reserve for excess and obsolete inventories of $2,216,000 and $1,691,000 for fiscal 2000 and 1999 respectively.

5.       OTHER ASSETS

Other assets for fiscal 2000 were $173,000. Other assets for fiscal 2000 consist of $22,500 in bank loan origination costs, $83,000 in security deposits and $67,500 in other general deposits. Other assets for fiscal 1999 consist of $57,000 in bank loan origination costs, $42,000 in security deposits and $91,000 in other general deposits.

                      WHITE ELECTRONIC DESIGNS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                   September 30, 2000    October 2, 1999
----------------------------------------------------------------------------------------
Land                                                  $    246,000      $    246,000
Buildings and improvements                                 600,000           600,000
Machinery and equipment                                  7,117,000         5,704,000
Tooling                                                  1,487,000           987,000
Furniture and fixtures                                   1,698,000         1,618,000
Leasehold improvements                                   1,750,000         1,694,000
----------------------------------------------------------------------------------------
Total, at cost                                          12,898,000        10,849,000
Less accumulated depreciation and amortization          (4,873,000)       (3,404,000)
----------------------------------------------------------------------------------------
Net Property, Plant and Equipment                     $  8,025,000      $  7,445,000
========================================================================================

At fiscal year-end 2000 and 1999, property, plant and equipment held under capital leases amounted to $375,000 and $375,000 respectively. Related accumulated amortization on this property and equipment amounted to $375,000 and $304,000 at the end of fiscal 2000 and 1999, respectively. Amortization expense for such equipment approximated $70,300, $94,000, and $94,000 for fiscal years 2000, 1999 and 1998, respectively.

7.       LONG-TERM DEBT

Long-term debt consists of the following:

                                            September 30, 2000   October 2, 1999
--------------------------------------------------------------------------------
Term loan, Bank One                           $2,147,000           $2,601,000
Bank One revolving line of credit              6,207,000            4,730,000
Obligations under capital leases                       0               83,000
--------------------------------------------------------------------------------
   Sub-Total                                   8,354,000            7,414,000
Less current portion                           6,835,000            5,165,000
--------------------------------------------------------------------------------
Total long term debt                          $1,519,000           $2,249,000
================================================================================

The availability of cash under the revolving line of credit is based on eligible accounts receivable and inventories. There is a charge of 1/4 of 1% per month on the unused portion of the line of credit.

The revolving line of credit agreement includes a covenant that precludes the payment of cash dividends on common stock.

The aggregate maturities of the above debt excluding the revolving line of credit are approximately $628,000 in 2001, $628,000 in 2002 and $891,000 in
2003.

The weighted average interest rate on long-term debt for fiscal 2000, 1999, and 1998 was approximately 9.05%, 8.05%, and 9.25% respectively.

8.       INCOME TAXES

The provision (benefits) for income taxes on continuing operations consists of the following:

                                                   Fiscal Year
                                       2000            1999           1998
--------------------------------------------------------------------------------
Current                            $ 4,007,000      $ 129,000        $   --
Deferred                               119,000       (430,000)       $   --
--------------------------------------------------------------------------------
Income tax provision (benefit)     $ 4,126,000      $(301,000)       $   --
================================================================================

                      WHITE ELECTRONIC DESIGNS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes on continuing operations between the U.S. statutory and effective rates follows:

                                                          Fiscal Year
                                             2000            1999         1998
--------------------------------------------------------------------------------
Provision (benefits) at statutory rate   $ 3,634,000     $  (292,000)    $   --
State taxes, net of federal benefit          402,000         (30,000)    $   --
Other                                        (51,000)         (8,000)
Permanent difference                         141,000          29,000
--------------------------------------------------------------------------------
Effective Tax                            $ 4,126,000     $  (301,000)
--------------------------------------------------------------------------------

The income tax effect of loss carry forwards, tax credit carryforwards and temporary differences between financial and tax reporting give rise to the deferred income assets and liabilities.

Deferred income taxes consisted of the following:

                                                 September 30, 2000      October 2, 1999
----------------------------------------------------------------------------------------
Current:
  Accounts receivable                               $        --            $        --
  Allowance for doubtful accounts                       164,000                119,000
  Inventories                                         1,480,000              1,374,000
  Plant, Property and Equipment                          74,000                 58,000
  Deferred Revenue                                       56,000                332,000
  Accrued expenses and other liabilities                366,000                816,000
  Tax credit carryforwards                                   --                     --
  Net operating loss carryforwards                      482,000                283,000
  Deferred tax asset valuation allowance               (793,000)              (884,000)
----------------------------------------------------------------------------------------
Subtotal                                            $ 1,829,000            $ 2,098,000
----------------------------------------------------------------------------------------
  Long Term:
    Property, Plant and Equipment                      (645,000)              (990,000)
    Intangible Assets                                  (272,000)              (568,000)
    Net operating loss carryforwards                  4,048,000              4,324,000
    Tax credits                                              --                147,000
    Other                                               (79,000)              (102,000)
    Deferred tax asset valuation allowance             (924,000)              (833,000)
----------------------------------------------------------------------------------------
  Subtotal                                          $ 2,128,000              1,978,000
----------------------------------------------------------------------------------------
  Total                                             $ 3,957,000            $ 4,076,000
----------------------------------------------------------------------------------------

Based on the Company's taxable income in recent years and projecting future taxable income over the period in which the deferred income tax assets are deductible, the Company believes that it is more likely than not that it will realize the benefit of the deferred tax assets.

As of September 30, 2000, the Company had federal net operating loss carry forward for tax purposes of approximately $12,857,000, which expire at various dates through 2018. In addition, the Company has state tax net operating loss carryforwards of $2,995,000, which expire at various dates through 2003.

Ownership changes, as defined in Internal Revenue Code (IRC Section 382), have limited the amount of net operating loss tax credit carryforwards that can be utilized by the Company annually to offset future taxable income.

9.       BENEFIT PLAN

The benefit plan statement lists pension benefit information as of September 30, 2000, pursuant to the Company's defined benefit pension plan for union employees at its Fort Wayne, Indiana facility pursuant to a

                      WHITE ELECTRONIC DESIGNS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

collective bargaining agreement. Benefits are based primarily on a benefits multiplier and years of service. The Company funds the amount equal to the minimum funding required plus additional amounts which may be approved by the Company from time to time. The following statements list pension benefit information as of September 30, 2000 and October 2, 1999.



                                                                September 30,       October 2,
                                                                    2000               1999
-----------------------------------------------------------------------------------------------
Reconciliation of Projected Benefit Obligation
   Benefit obligation beginning of year                                  --                  --
   Benefit obligation assumed through merger                    $ 2,147,593         $ 2,258,116
   Service Cost                                                      45,063              49,217
   Interest cost                                                    156,661             146,900
   Participant contributions                                             --                  --
   Plan amendments                                                       --             133,176
   Curtailments                                                          --                  --
   Settlements                                                           --                  --
   Benefits paid                                                   (129,349)           (126,083)
   Actuarial (gain) loss                                             13,255            (313,733)
   Acquisitions (divestitures)                                            1                  --
-----------------------------------------------------------------------------------------------
Benefit obligation-end of year                                  $ 2,233,224         $ 2,147,593
-----------------------------------------------------------------------------------------------
Reconciliation of Fair Value of Plan Assets
   Plan assets at fair market value-beginning of year           $ 2,407,165         $ 2,353,962
   Actual return on plan assets                                     177,861             217,067
   Acquisitions (divestitures)                                           --                  --
   Employer contributions                                             4,974              15,289
   Participant contributions                                             --                  --
   Benefits paid                                                   (129,349)           (126,083)
   Settlements                                                           --                  --
   Expenses                                                         (47,723)            (53,070)
-----------------------------------------------------------------------------------------------
Plan assets at fair market value-end of year                    $ 2,412,928         $ 2,407,165
-----------------------------------------------------------------------------------------------
Funded Status                                                   $   179,705         $   259,572
   Unrecognized transition (assets) obligation                           --                  --
   Unrecognized prior service cost                                  161,037             185,922
   Unrecognized actuarial (gain) loss                              (330,013)           (341,032)
-----------------------------------------------------------------------------------------------
Net amount recognized                                           $    10,729         $   104,462
-----------------------------------------------------------------------------------------------
Weighted-Average Assumptions
   Discount rate                                                       7.50%               7.50%
   Expected return on plan assets                                      7.00%               7.00%
Amounts recognized in the statement of financial position
   Prepaid benefit cost                                              10,729         $   104,462
   Accrued benefit liability                                             --                  --
   Intangible assets                                                     --                  --
   Accumulated other comprehensive income                                --                  --
-----------------------------------------------------------------------------------------------
Net amount recognized                                           $    10,729         $   104,462
-----------------------------------------------------------------------------------------------
Components of Net Periodic Benefit Cost
   Service cost                                                 $    88,063         $    86,492
   Interest cost                                                    156,661             146,900
   Expected return on market-related plan assets                   (163,604)           (160,546)
   Amortization of transition (assets) obligation                        --                  --
   Amortization of prior cost                                        24,885              24,885
   Recognized actuarial (gain) loss                                  (7,298)                 --
-----------------------------------------------------------------------------------------------
Net periodic benefit cost                                       $    98,707         $    97,731
-----------------------------------------------------------------------------------------------
   Curtailment (gain) loss                                               --                  --
   Settlement (gain) loss                                                --                  --
-----------------------------------------------------------------------------------------------
Net periodic benefit cost after curtailments
            and settlements                                     $    98,707         $    97,731
===============================================================================================

In addition, the Company has an Incentive Savings 401(k) Plan covering non-union employees of the Company who have completed six months of service. During fiscal 2000, the Company matched employee

                      WHITE ELECTRONIC DESIGNS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contributions equal to 50% of the first 6% of a participant's wage base. During each of the fiscal years 2000, 1999, and 1998, the Company made contributions to the plan of approximately $219,375, $133,475, and $119,000 respectively.


10.      STOCK OPTIONS, WARRANTS, AND STOCK PURCHASE PLANS

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

In connection with the merger with Electronic Design, Inc., Bowmar assumed all outstanding EDI options and EDI warrants exercisable for shares of EDI common stock and each such EDI option and EDI warrant was by virtue of the merger and without any action on the part of the holder thereof, exercisable for shares of Bowmar stock having the same terms and condition as the EDI options and EDI warrants (including such terms and conditions as may be incorporated by reference into the agreements evidencing EDI options and EDI warrants pursuant to the plans or arrangements pursuant to which such EDI options and EDI warrants were granted) except that the number of shares issuable upon exercise has been multiplied by the Exchange Ratio of 1.275 and rounded to the nearest whole number of shares of Bowmar Stock and the exercise price per share of EDI Stock under such option or warrants equals the exercise price per share of EDI Stock under such EDI options or EDI warrant divided by the Exchange ratio of 1.275 and rounded to the nearest cent.

Common Stock Warrants

During the year ended September 30, 1997, EDI, as part of a service agreement with an outside firm, issued warrants to purchase 45,000 shares of common stock at an exercise price of $3.875 per share, which vest upon achievement of specified goals. These warrants expired in December 1999. The Company assigned a value of $90,000 to these warrants, which was amortized to the income statement over the service period.

At September 30, 2000, warrants to purchase 56,281 shares of common stock issued prior to October 1, 1995, with an exercise price of $2.22, (using the exchange ratio of 1.275) and expiration date of August, 2001 were outstanding.


Stock Options Plans

In February 1987, EDI adopted the 1987 Stock Option Plan (the "Plan"). The Plan, as amended, allows for the issuance of up to 2,259,748 shares of the Company's common stock. Options granted under the Plan must be granted at the fair market value of such shares on the date of grant and must have an expiration date no more that ten years from the date of grant. Generally, options vest over a five-year period and expire five years from the date of grant. Additionally, in October 1995, in connection with the acquisition of EDI-MA, fully vested options to purchase 314,826 shares of the Company's common stock at $0.22 per share that were valued at $598,000 were issued to employee in exchange for fully vested options of EDI-MA. At the date of the merger with White Electronic Designs Corporation, Bowmar assumed all then outstanding unexercised EDI options and converted the number of shares issuable upon exercise and the exercise price per share using the 1.275 exchange ratio. Both EDI plans were then terminated, and there are no shares available for future grants. At September 30, 2000 there were 738,184 shares from the 1987 Stock Option Plan under option, and 149,493 shares from the EDI-MA acquisition plan under option.

                      WHITE ELECTRONIC DESIGNS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under Bowmar's shareholder approved 1994 Flexible Stock Plan, Common Stock is available for the grant of options, appreciation rights, restricted stock awards, performance shares and other stock-based awards. The vesting and terms of the options granted under this plan are determined when awarded by the Board of Directors. At September 30, 2000 there were 225,325 shares available for future grants to directors, officers and employees at prices not less than the fair value at the date of grant by the Board of Directors. At fiscal year-end 2000, 877,400 shares from the Company's 1994 plan are under option.

During fiscal 1995, the Board of Directors terminated Bowmar's shareholder approved 1986 Stock Option Plan. At fiscal year-end 2000, 1,500 shares from Bowmar's 1986 Plan remain under option.

The Company's approved Non-Qualified Stock Option Plan for Directors provides for the issuance of options to purchase shares of Common Stock to directors at an exercise price equal to the fair market value on the date of grant. At September 30, 2000, there were 153,492 shares available for future grants to the directors. The options are exercisable as early as six months after date of grant and expire in ten years. A total of 285,000 options under this Non-Qualified Plan have been issued to non-employee directors and 215,000 options remain unexercised at September 30, 2000.

During fiscal 1999, the Company's Board of Directors approved an independent grant to Mr. McGuinness for a nonqualified stock option to purchase up to 102,000 shares of common stock at an exercise price of $1.125 per share, vesting ratably over three years. At September 30, 2000, 102,000 shares from this independent option right are still under option.

A summary of the Company's stock option activity and related information is as follows:

                                                                              Fiscal Year
                                                      2000                        1999                       1998
--------------------------------------------------------------------------------------------------------------------------
                                                           Weighted                    Weighted                   Weighted
                                               Shares       Average        Shares       Average       Shares       Average
                                               Under       Exercise        Under       Exercise       Under       Exercise
                                               Option       Price          Option       Price         Option       Price
--------------------------------------------------------------------------------------------------------------------------
Beginning balance outstanding                2,692,234      $1.80        2,715,586      $2.31       1,740,978      $3.49
Granted                                        530,000       3.84        1,271,178       1.19         135,250       3.18
Canceled                                      (117,858)      1.74       (1,218,371)      2.37        (268,068)      3.39
Exercised                                   (1,020,799)      2.13          (76,159)      0.28          (2,566)      3.37
--------------------------------------------------------------------------------------------------------------------------
Ending balance outstanding                   2,083,577      $2.13        2,692,234      $1.80       1,605,594      $3.48
Merger conversion at 1.275                                                                          2,047,132       2.73
Beginning balance outstanding, Bowmar                                                                 668,454       2.04
--------------------------------------------------------------------------------------------------------------------------
Adjusted ending balance outstanding          2,083,577      $2.13        2,692,234      $1.80       2,715,586      $2.39
--------------------------------------------------------------------------------------------------------------------------
Shares available for future grant              378,817                     562,390                    757,000
Weighted average fair value of
   option grants                            $     3.12                 $      0.68                 $     2.13
--------------------------------------------------------------------------------------------------------------------------

The beginning balance of shares under option for fiscal 2000 was calculated by converting EDI's balance of option shares outstanding by the $1.125 exchange ratio and adding Bowmar's balance of option shares outstanding at fiscal year end 1999.

                      WHITE ELECTRONIC DESIGNS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes additional information about the Company's stock options outstanding as of September 30, 2000.

                                        Options Outstanding                      Options Exercisable
------------------------------------------------------------------------------------------------------

                                           Weighted         Weighted                          Weighted
                               Shares       Average          Average                           Average
                                Under      Exercise         Remaining         Exercisable     Exercise
                               Option       Price        Contractual Life       Shares          Price
------------------------------------------------------------------------------------------------------
Range of exercise price:
  $ 0.170 - $ 1.000            149,493     $ 0.1700         4.1 years            149,493       $0.1700
  $ 1.001 - $ 2.000            984,484     $ 1.2850         5.4 years            612,579       $1.3164
  $ 2.001 - $ 3.000            860,100     $ 2.6953         7.1 years            428,081       $2.6401
  $ 3.001 - $ 8.000             54,000     $ 6,2326         9.3 years                  0       $0.0000
  $ 8.001 - $12.000             14,500     $10.3750         9.6 years                  0       $0.0000
  $12.001 - $16,000             21,000     $16.0000         9.9 years                  0       $0.0000
------------------------------------------------------------------------------------------------------
                             2,083,577     $ 2.1269         6.2 years          1,190,153       $1.6485
======================================================================================================

On December 6, 1996, the Bowmar Board of Directors approved the repricing of 213,500 options that were granted to officers and employees in 1995 under the Company's 1994 Flexible Stock Plan. The revised exercise price is $2.00 per share (approximately 25% over the market price on the date of the repricing) instead of the original exercise prices, which ranged from $3.125 to $3.375 per share.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock option plans under the fair value based method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:


                                  2000     1999     1998
--------------------------------------------------------
Expected options term (years)     6.0      4.4      5.0
Risk free interest rate           5.7%     5.5%     6.0%
Volatility                        176%      67%      78%
--------------------------------------------------------

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The pro forma information for 2000, 1999 and 1998 follows: (In thousands except for per share information):


                                                     2000         1999           1998
--------------------------------------------------------------------------------------
Net income (loss), continuing operations          $ 6,561        $(558)       $(3,304)
Operation compensation expense                       (555)        (363)          (772)
--------------------------------------------------------------------------------------
Pro forma net income/(loss), continuing
operations                                        $ 6,006        $(921)       $(4,076)
--------------------------------------------------------------------------------------
Pro forma net income/(loss), income per share
    continuing operations, basic                  $  0.34        $(0.08)      $ (0.58)
--------------------------------------------------------------------------------------

Because additional option grants are expected to be made in future years and options vest over several years, the pro forma impact on fiscal years 2000, 1999, and 1998 is not necessarily representative of the pro forma impact on reported results for future years.

                      WHITE ELECTRONIC DESIGNS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Purchase Plans

In November 1995, the EDI Board of Directors adopted the 1996 Employee Stock Purchase Plan. This plan provided for the purchase by employees of up to 250,000 shares of common stock at 85% of the fair market value on the first or last day of the offering period (as defined in the plan), whichever is lower. This plan was terminated in October 1998 resulting from the merger of EDI and the Company. There were no shares issued under this plan in fiscal 2000. There were no shares issued under this plan in fiscal 1999. There were 17,744 shares issued at $1.66 under this plan in fiscal 1998.

11.      FINANCIAL INSTRUMENTS

The financial position of the Company at September 30, 2000, includes certain financial instruments, which may have a fair value that is different from the value currently reflected on the financial statements. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.

Cash and Cash Equivalents: Cash is invested in overnight securities; therefore the fair value is equal to the carrying amount. The carrying amount of long-term debt is a reasonable estimate of fair value as stated rates of interest approximate current market rates.

12.      COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment under noncancelable lease agreements some of which include renewal options of up to five years. Total rent expense for 2000, 1999, and 1998 was $1,207,000, $1,337,000 and $609,000
respectively. Future minimum annual fixed rentals required under noncancelable operating leases having an original term of more than one year are $1,240,000 in 2001, $1,256,000 in 2002, $755,000 in 2003, $458,000 in 2004 and $481,000
thereafter.

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

During the past two years, the Company was required to pay tariffs on certain imported parts. The Company believed that the tariffs were not justified and appealed the assessment. In May 2000, the Department of Commerce issued a clarification to the Customs Department concerning these tariff assessments. The ruling validated the Company's position and resulted in a refund of previously paid tariffs of approximately $909,000.

13.      PREFERRED STOCK

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

                      WHITE ELECTRONIC DESIGNS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) of the Act. The shares of the Preferred Stock were converted to common stock with no additional payment to the holders. An additional 723 shares of Preferred Stock were redeemed at the redemption price of $25.00 per share. A total of $18,075 was paid to redeem these shares.


14.      CONCENTRATIONS OF CREDIT RISK

The Company sells its products primarily to large original equipment manufacturers, or electronic assembly houses in the United States. In fiscal 2000, one customer accounted for 19% of the Company's sales, that customer is Lucent Technologies. No other customer accounted for more than 5% of the total sales. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. At certain times throughout the year the Company may maintain certain bank accounts in excess of the FDIC insured limits.

15.      SHAREHOLDERS RIGHTS PLAN

On December 6, 1996, the Board of Directors adopted a shareholder rights plan to protect shareholders against unsolicited attempts to acquire control of the Company, which do not offer what the Company believes to be an adequate price for all shareholders. To implement the plan, the Board declared a dividend of one common share purchase right (a "Right" or "Rights") for each outstanding share of the Company's Common Stock and entered into a rights agreement with American Stock Trust and Transfer, as Rights Agents (the "Rights Agreement"). If and when the Rights become exercisable, each Right will entitle the registered holder to purchase from the Company one share of Common Stock of the Company at a purchase price of $20.00 (subject to adjustment pursuant to certain anti-dilution provisions) (the "Purchase Price"). The terms of the rights are set forth in the Rights Agreements.

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

                      WHITE ELECTRONIC DESIGNS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 1, 1998, the date that the first installment in the amount of $250,000 was due, the Company received a letter from the buyer asserting certain indemnity claims under the Agreement in the amount of the total purchase price and claimed its right to set-off its indemnifiable damages against amounts due to the Company. The Company and the buyer have resolved this matter. In exchange for executing mutual releases, the Company has reduced the receivable to $325,000. In fiscal 1999, $200,000 was received and $125,000 was received in fiscal 2000. This settlement resulted in a loss of $342,000 net taxes in fiscal 1999.

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

                      WHITE ELECTRONIC DESIGNS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                                              FISCAL 2000
---------------------------------------------------------------------------------------------------------
                                                               Income            Shares         Per share
                                                             (Numerator)      (Denominator)      Amount
---------------------------------------------------------------------------------------------------------
Earnings from continuing operations, net of tax              $ 6,561,000
Less: preferred stock dividends                                  (89,000)
---------------------------------------------------------------------------------------------------------
BASIC EPS
Earnings applicable to continuing operations, net of tax     $ 6,472,000        17,544,136       $   0.37
---------------------------------------------------------------------------------------------------------
Earnings available to common stockholders                    $ 6,472,000                         $   0.37
EFFECTS OF DILUTIVE SECURITIES
Common stock equivalents                                                         1,995,365
---------------------------------------------------------------------------------------------------------
DILUTIVE EPS
Earnings available to common stockholders                    $ 6,561,000        19,539,501       $   0.34
---------------------------------------------------------------------------------------------------------


                                                                              FISCAL 1999
--------------------------------------------------------------------------------------------------------------
                                                                   Income          Shares           Per Share
                                                                (Numerator)     (Denominator)         Amount
--------------------------------------------------------------------------------------------------------------
Earnings from continuing operations, net of Tax               $  (558,000)
Less: preferred stock dividends                                   360,000
--------------------------------------------------------------------------------------------------------------
BASIC EPS
Earnings applicable to continuing operations, net of tax      $  (918,000)        15,394,451        $  (0.06)
Loss applicable to discontinued operations, net of tax           (277,000)        15,394,451        $  (0.02)
--------------------------------------------------------------------------------------------------------------
Earnings available to common stock holders                    $(1,195,000)                          $  (0.08)
EFFECTS OF DILUTIVE SECURITIES
Common stock equivalents                                                             487,402
--------------------------------------------------------------------------------------------------------------
DILUTIVE EPS
Earnings available to common stock holders                    $(1,195,000)        15,881,853        $  (0.08)
--------------------------------------------------------------------------------------------------------------


                                                                              FISCAL 1998
-------------------------------------------------------------------------------------------------------------
                                                                   Income           Shares          Per Share
                                                                (Numerator)      (Denominator)       Amount
-------------------------------------------------------------------------------------------------------------
Earnings from continuing operations, net of tax                $(3,304,000)
Less: preferred stock dividends                                         --
-------------------------------------------------------------------------------------------------------------
BASIC EPS
Earnings applicable to continuing operations, net of tax       $(3,304,000)        7,072,000        $  (0.47)
Loss applicable to discontinued operations, net of tax                  --         7,072,000        $  (0.00)
-------------------------------------------------------------------------------------------------------------
Earnings available to common stock holders                     $(3,304,000)                         $  (0.47)
EFFECTS OF DILUTIVE SECURITIES
Common stock equivalents                                                                  --
-------------------------------------------------------------------------------------------------------------
DILUTIVE EPS
Earnings available to common stock holders                     $(3,304,000)        7,072,000        $  (0.47)
-------------------------------------------------------------------------------------------------------------

The convertible preferred stock is not included in the calculation of dilutive earnings per share for fiscal 1999, because its inclusion would be anti-dilutive. The effect of common stock equivalents is not included in fiscal 1999 diluted loss per share calculation as their inclusion would be anti-dilutive.

                      WHITE ELECTRONIC DESIGNS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A significant portion of the Company's sales are to foreign customers. Export sales as a percent of total sales in fiscal 2000, 1999, and 1998 were 16%, 18%, and 24% respectively.

                    Foreign Sales by Major Geographic Segment
                            (in thousands of dollars)

                                  Fiscal 2000     Fiscal 1999     Fiscal 1998
-----------------------------------------------------------------------------
      Europe                          9,846           7,866          5,595
       Asia                           4,123           2,606          2,158
-----------------------------------------------------------------------------
      Total                          13,969          10,472          7,753
-----------------------------------------------------------------------------

                      WHITE ELECTRONIC DESIGNS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OPERATIONS BY BUSINESS SEGMENTS



                                                         FISCAL YEAR
                                          2000             1999            1998
--------------------------------------------------------------------------------
NET SALES
Microelectronic                           $ 74,289      $ 45,463      $ 28,149
Display                                     13,306        12,575         4,623
--------------------------------------------------------------------------------
Total Net Sales                           $ 87,595      $ 58,038      $ 32,772
--------------------------------------------------------------------------------
INCOME BEFORE TAX
Microelectronics                          $  9,199      $    (38)     $ (1,713)
Display                                      1,488            29        (1,591)
Merger costs                                                (850)
--------------------------------------------------------------------------------
Total income before tax                   $ 10,687      $   (859)     $ (3,304)
--------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
Microelectronics                          $ 39,392      $ 24,239      $  9,814
Display                                      7,508         8,517         2,084
General corporate                            8,096         6,015         6,037
--------------------------------------------------------------------------------
Total Assets                              $ 54,996      $ 38,771      $ 17,935
--------------------------------------------------------------------------------
CAPITAL EXPENDITURES
Microelectronics                          $  2,140      $  1,731      $    535
Display                                        173           378           238
--------------------------------------------------------------------------------
Total capital expenditures                $  2,313      $  2,109      $    773
--------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION EXPENSE
Microelectronics                          $  2,082      $  1,834      $  1,131
Display                                        404           410           159
--------------------------------------------------------------------------------
Total                                     $  2,486      $  2,244      $  1,290
--------------------------------------------------------------------------------

19. INTERIM FINANCIAL RESULTS (UNAUDITED)
         (In thousand of dollars, except per share data)


=============================================================================================================================
                                                   FISCAL 2000                                    FISCAL 1999
                                    Jan 1    Apr 1    Jul 1    Sep 30    Year    Jan 2     Apr 3     Jul 3    Oct 2     Year
-----------------------------------------------------------------------------------------------------------------------------
Net sales                          $18,149  $21,299  $23,035  $25,112  $87,595  $12,301   $12,960   $15,172  $17,604  $58,038
-----------------------------------------------------------------------------------------------------------------------------
Gross margin                       $ 6,128  $ 8,007  $ 7,952  $ 9,083  $31,171  $ 2,176   $ 2,982   $ 4,592  $ 5,777  $15,528
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
   operations before income taxes  $ 1,662  $ 2,428  $ 3,035  $ 3,562  $10,687  $(1,860)  $(1,127)  $   827  $ 1,304  $  (859)
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
   operations                      $ 1,014  $ 1,489  $ 1,865  $ 2,193  $ 6,561  $(1,116)  $  (676)  $   493  $   743  $  (558)
-----------------------------------------------------------------------------------------------------------------------------
Discontinued operations
Crystallume Diamond Products
      Division (loss) income on
      disposal net of applicable
      income  taxes (Note 19)      $    --  $    --  $    --  $    --  $    --  $    --   $  (342)  $    --  $    65  $  (277)
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                  $ 1,014  $ 1,489  $ 1,865  $ 2,193  $ 6,561  $(1,116)  $(1,018)  $   493  $   808  $  (835)

-----------------------------------------------------------------------------------------------------------------------------
Net income per share - basic       $  0.06  $  0.08  $  0.10  $  0.12  $  0.37  $ (0.09)  $ (0.07)  $  0.03  $  0.05  $ (0.08)
Net income per share - diluted(a)  $  0.05  $  0.07  $  0.10  $  0.11  $  0.34  $    --   $    --   $    --  $    --  $    --

-----------------------------------------------------------------------------------------------------------------------------
Common stock market price:(b)
    High                           $  5.50  $ 18.38  $ 14.75  $ 18.63  $ 18.63  $  1.42   $  1.67   $  1.67  $  2.21  $  2.21
    Low                            $  2.44  $  4.25  $  7.00  $ 10.38  $  2.44  $  1.13   $  1.25   $  1.20  $  1.67  $  1.13
-----------------------------------------------------------------------------------------------------------------------------
Preferred market price:(b)
    High                           $ 71.00  $ 94.94  $    --  $    --  $ 94.94  $ 22.57   $ 29.00   $ 26.20  $ 31.80  $ 31.80
    Low                            $ 38.44  $ 59.00  $    --  $    --  $ 38.44  $ 20.29   $ 25.29   $ 25.25  $ 29.25  $ 20.29
-----------------------------------------------------------------------------------------------------------------------------

(a) Earnings per share-assuming dilution is the same as earnings per share in fiscal 1999.
(b) Both common and preferred shares were traded on the American Stock Exchange. On June 8, 2000, the Company began trading on the NASDAQ National Market.
On February 7, 2000, the Preferred Stock was redeemed.

                                 Exhibit Index

2.1      Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar
         Instrument Corporation and Electronic Designs, Inc. and Bravo
         Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)

2.1A     Amendment to Agreement and Plan of Merger dated June 9, 1998
         (incorporated herein by reference to Exhibit 2.1A to the Registration
         Statement on Form S-4 filed on June 11, 1998, Registration No.
         333-56565).

2.1B     Amendment to Agreement and Plan of Merger dated August 24, 1998
         (incorporated herein by reference to Exhibit 2.1B to the Registration
         Statement on Form S-4, filed on September 2, 1998, Registration No.
         333-56565).

3.1      Amended and Restated Articles of Incorporation of White Electronic
         Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed December 24, 1998).

3.2      Amended and Restated Code of By-Laws of White Electronic Designs
         Corporation (incorporated herein by reference to Exhibit 3.2 to the June 9, 1998 Registration Statement on Form S-4 filed June 11, 1998).

4.1A     Amendment No. 1 to Rights Agreement, effective as of May 3, 1998
         (incorporated herein by reference to Exhibit 4.3 to the Registration
         Statement on Form S-4, filed on June 11, 1998, Registration No.
         333-56565).

10.1 Agreement to be Bound by Registration Rights Agreements, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and
         Electronic Designs, Inc. (incorporated herein by reference to Exhibit
         10.1 to the Registration Statement on Form S-4, filed on Jun 11, 1998,
         Registration No. 333-56565).

10.2 Agreement to be Bound by Severance Agreements and Employment Agreement, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4, filed on June
         11, 1998, Registration No. 333-56565).

**10.10 Form of Incentive Stock Option Agreement covering incentive stock options granted under the Company's now terminated 1986 Plan, as amended October 23, 1987 (incorporated here in by reference to Exhibit
         10.2(c) to the Annual Report on Form 10-K for the fiscal year ended
         September 30, 1987).

**10.11 Form of Non-Incentive Stock Option Agreement covering non-incentive stock options granted under the Company's now terminated 1986 Plan, as amended October 23, 1987 (incorporated by reference to Exhibit 10.2(c) to the Company's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1987).

**10.12  Bowmar Instrument Corporation Stock Option Plan for Non-Employee
         Directors as amended February 4, 1994 (incorporated herein by reference to Exhibit B to the Company's definitive Proxy Statement, prepared in connection with the 1994 Annual Meeting of Shareholders).

**10.14 1994 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of Shareholders).

10.27 Revolving Credit and Term Loan Agreement by and between Bank One, Texas and White Electronic Designs Corporation, an Indiana Corporation, dated
         January 7, 2000. (incorporated herein by reference to Exhibit 10.27 to the Company's 10-Q for the quarter ended January 1, 2000).

10.28    First Amendment to Loan and Security Agreement effective as of June 3,
         2000; Promissory Note effective June 3, 2000, Notice of Final Agreement effective June 3, 2000 (incorporated herein by reference to Exhibit
         10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

21.1 Subsidiaries of White Electronic Designs Corporation (incorporated herein by reference to exhibit 21.1 to the Company's Annual Report on Form 10-K filed December 24, 1998).

*27.1    Financial Data Schedule.


    *    Filed herewith.

   **    Management compensatory contract, plan or arrangement.