Form 10-Q
period 2000-12-30
WHITE ELECTRONIC DESIGNS CORP
filed 2001-02-13
CIK 13606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         (Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: December 30, 2000

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


At February 7, 2001, 19,493,172 shares of the Registrant's Common Stock were outstanding.

                      WHITE ELECTRONIC DESIGNS CORPORATION

                                       AND

                                   SUBSIDIARY


                                      INDEX


PART I   FINANCIAL INFORMATION..............................................................     2-10

         Item 1.    Financial Statements

                     Consolidated Balance Sheets
                      December 30, 2000, (Unaudited) and
                      September 30, 2000....................................................        2

                    Consolidated Statements of Operations for the
                      First quarter ended December 30, 2000
                      and January 1, 2000, (Unaudited)......................................        3

                    Consolidated Statements of Cash Flow for the
                      First quarter ended December 30, 2000
                      and January 1, 2000, (Unaudited)......................................        4

                    Notes to Consolidated Financial
                      Statements (Unaudited)................................................      5-6

         Item 2.    Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations.........................................................        7

         Item 3.    Quantitative and Qualitative Disclosures
                      About Market Risk.....................................................        9

PART II  OTHER INFORMATION..................................................................       10

         Item 5.    Other Information.......................................................       10

         Item 6.    Exhibits and Reports on Form 8-K........................................    10-11

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                            (In thousands of dollars)


====================================================================================
                                                    December 30,       September 30,
                                                       2000                2000
                                                    (unaudited)
------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash                                                $ 1,335            $ 1,857
  Accounts receivable, less allowance for
     doubtful accounts of $432 and $417                17,023             14,658
  Inventories                                          26,099             23,884
  Prepaid expenses                                      1,849              1,752
  Deferred income taxes                                 1,829              1,829
------------------------------------------------------------------------------------
            Total Current Assets                       48,135             43,980

Property, plant and equipment, net                      7,756              8,025
Deferred income taxes                                   2,128              2,128
Goodwill and intangibles                                  618                690
Other assets, net                                         161                173
------------------------------------------------------------------------------------
            Total  Assets                             $58,798            $54,996

====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long term debt                   $ 9,057            $ 6,835
  Accounts payable                                      8,345              8,832
  Accrued salaries and benefits                         1,500              3,342
  Accrued expenses                                      3,138              1,593
------------------------------------------------------------------------------------
            Total Current Liabilities                  22,040             20,602
Long term debt                                          1,361              1,519
Other long term liabilities                             1,345              1,252
------------------------------------------------------------------------------------
            Total Liabilities                          24,746             23,373
------------------------------------------------------------------------------------
Shareholders' Equity                                   34,052             31,623
------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity            $58,798            $54,996
====================================================================================


The accompanying notes are an integral part of these financial statements.

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                            (In thousands of dollars)


===============================================================================================================
                                                                                    Three months ended
                                                                            December 30,             January 1,
                                                                                2000                   2000
===============================================================================================================
Revenues                                                                   $    27,042            $    18,149
Cost of revenues                                                                17,958                 12,021
--------------------------------------------------------------------------------------------------------------
   Gross profit                                                            $     9,084            $     6,128
Operating expenses:
   Research and development                                                      1,338                  1,130
   Selling, general and administrative                                           3,852                  3,004
   Amortization of intangible assets                                                73                    190
   Interest expense                                                                188                    142
---------------------------------------------------------------------------------------------------------------
Total expenses                                                             $     5,451            $     4,466
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                                 $     3,633            $     1,662
Provision of income taxes                                                        1,396                    648
---------------------------------------------------------------------------------------------------------------
Net income                                                                 $     2,237            $     1,014
---------------------------------------------------------------------------------------------------------------
Basic net income per share-basic                                           $      0.12            $      0.06
Basic weighted average common shares and equivalents                        18,600,478             15,941,903
---------------------------------------------------------------------------------------------------------------
Diluted net income per share                                               $      0.11            $      0.05
Diluted weighted average common shares and equivalents (Note 2)             19,583,141             18,894,081
===============================================================================================================


The accompanying notes are an integral part of these financial statements.

               WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)
                            (In thousands of dollars)


----------------------------------------------------------------------------------------------
                                                                    Three Months Ended
                                                              December 30,         January 1,
                                                                 2000                2000
==============================================================================================
 Net cash (used) by operating activities                       $(2,620)            $   355
==============================================================================================
 INVESTING ACTIVITIES:
 Acquisition of property, plant & equipment                       (160)               (213)
----------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities              (160)               (213)
==============================================================================================
 FINANCING ACTIVITIES:
 Borrowings under line of credit, net                            2,222                 983
 Retirement of long-term debt                                     (158)               (118)
 Issuance of common stock                                          194                 107
 Payment of preferred stock dividend                                 0             $   (89)
----------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities           $ 2,258                 883
==============================================================================================
 Net change in cash                                               (522)            $ 1,025
 Cash at beginning of year                                       1,857                 305
----------------------------------------------------------------------------------------------
 Cash at end of quarter                                        $ 1,335             $ 1,330
==============================================================================================
 SUPPLEMENTAL CASH FLOWS INFORMATION
 Net cash paid for interest                                    $   188             $   142
==============================================================================================


The accompanying notes are an integral part of these financial statements.

                      WHITE ELECTRONIC DESIGNS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of December 30, 2000, the consolidated statements of income for the first quarter ended December 30, 2000 and January 1, 2000, and the consolidated statements of cash flows for the first quarter ended December 30, 2000 and January 1, 2000, have been prepared by the Registrant and are unaudited. The consolidated balance sheet of September 30, 2000 has been audited. It is the opinion of management that all adjustments which are of a normal recurring nature necessary to present fairly such financial statements have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. The results of operations for the above noted quarter ended December 30, 2000 are not necessarily indicative of the operating results for the full year.

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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                       FIRST QUARTER ENDED
                                                   DECEMBER 30, 2000                         JANUARY 1, 2000
---------------------------------------------------------------------------------------------------------------------------
                                                                         Per                                       Per
                                            Income         Shares       Share       Loss             Shares       Share
                                         (Numerator)   (Denominator)    Amount   (Numerator)     (Denominator)    Amount
---------------------------------------------------------------------------------------------------------------------------
Net Income                               $2,237,000                                $1,014,000
Less:  Preferred stock dividends                 --                                    89,000
---------------------------------------------------------------------------------------------------------------------------
BASIC EPS
Income available to common stock         $ 2,237,000      18,600,478     $0.12     $  925,000      15,941,903       $0.06
---------------------------------------------------------------------------------------------------------------------------
Effect of Dilutive Securities
Conversion of Preferred Stock                                                          89,000       1,581,374
Common stock options                                         982,663                                1,370,804
---------------------------------------------------------------------------------------------------------------------------
DILUTED EPS
Income (loss) available to
 Common stock holders                    $ 2,237,000      19,583,141     $0.11     $1,014,000      18,894,081       $0.05
---------------------------------------------------------------------------------------------------------------------------

3. INVENTORIES

Inventories consist of the following (in thousands of dollars):

--------------------------------------------------------------------------------
                                    DECEMBER 30, 2000        SEPTEMBER 30, 2000
--------------------------------------------------------------------------------
Raw materials                           $14,337                   $12,163
Work-in-process                           9,227                     9,952
Finished goods                            2,535                     1,769
--------------------------------------------------------------------------------
Total Inventories                       $26,099                   $23,884
================================================================================


4. OPERATIONS BY BUSINESS SEGMENT

The Company has two reportable business segments, each of which requires different design and manufacturing resources, and each serves customers in different markets. The Microelectronic segment manufactures mainly memory products for use in telecommunications, data communications and military aerospace markets. The Display segment manufactures liquid crystal displays and electromechanical components for customers mainly in the aviation industry.


====================================================================================
                                                       THREE MONTHS ENDED
(In thousands of dollars)                  December 30, 2000       January 1, 2000
------------------------------------------------------------------------------------
NET SALES
Microelectronics                                $ 23,418                 $ 14,627
Display                                            3,624                    3,522
------------------------------------------------------------------------------------
TOTAL NET SALES                                 $ 27,042                 $ 18,149
------------------------------------------------------------------------------------
INCOME BEFORE TAX
Microelectronics                                $  2,953                 $  1,262
Display                                              679                      400

-------------------------------------------------------------------------------------
Total income before tax                         $  3,633                 $  1,662
=====================================================================================


=====================================================================================
                                             As of                     As of
IDENTIFIABLE ASSETS                   December 30, 2000         September 30, 2000

=====================================================================================
Microelectronics                          $ 44,607                  $ 39,392
Display                                      8,120                     7,508
General corporate                            6,071                     8,096
-------------------------------------------------------------------------------------


5. SUBSEQUENT EVENTS

On January 29, 2001 the Company completed the acquisition of Panelview, Inc., a manufacturer of display products located in Oregon. Panelview provides optical enhancements to display products sold to the transportation, medical and instrumentation markets.

The Company issued 905,000 shares of common stock in exchange for all of the outstanding shares of Panelview. Based on the average market price of the Company's common stock in the period from three days before January 29, 2001 through three days after January 29th, the transaction had a value of approximately $8.9 million. In addition, the former shareholders of Panelview can earn up to an additional $1 million of the Company's common stock, if certain revenue and operating contribution targets are met. The targets are based on Panelview's performance over the twelve-month period from February 2001 through January 2002. If the targets are achieved, the stock will be issued in April 2002.

Panelview will continue to operate as a wholly owned subsidiary of the Company, and will be included in the Company's Display segment. The combination will be treated as a purchase for financial reporting purposes.


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 30, 2000 COMPARED TO THE QUARTER ENDED JANUARY 1, 2000

NET SALES

Net Sales increased 49% to $27.0 million for the quarter ended December 30, 2000 compared to $18.1 million for the quarter ended January 1, 2000. This increase was primarily due to a 60% increase in sales of Microelectronic components to $23.4 million from $14.6 million. Sales of commercial memory products increased 76% from the previous year because of substantially higher shipment volume combined with increased average selling prices based on new product sales. Sales of high reliability products increased 34% from the same quarter of the previous year based on higher shipment volumes of monolithic and module products. Display sales were $102,000 higher than last year due to a 3% increase in shipment volumes.

Sales of semiconductor products, such as the components used to make memory products, have historically been cyclical, and subject to wide fluctuations in supply and demand. Currently, the industry is experiencing high demand for certain memory components. While this demand has strengthened average selling prices, it has also caused a shortage of certain components. The industry has already seen lead-times for components, such as Flash and SRAM products, increase substantially. The Company is currently working to assure a steady flow of supplies from its vendors. The ability to increase sales in the future will be dependent on the ability to obtain adequate supplies of semiconductor products from the manufacturers. There can be no assurances that there will be an increase in allocations from the Company's semiconductor vendors.

The Company's ability to continue to increase sales and profits will also depend on the continued growth of various electronics industries that use its products such as manufacturers of telecommunications equipment, networking equipment, and military equipment. During the first three months of fiscal 2001, 16% of total Company sales were to Cisco Systems. In addition, 8% of total Company sales were to Lucent Technologies. The loss of business from these customers could have an adverse impact on the Company's financial performance. The telecommunications industries released warnings in the current period of slowing growth rates across the industry. This could also have an adverse affect on the Company's future sales to this customer base.

The Company's sales are not seasonal over the course of a year.

GROSS MARGIN

Gross margin as a percentage of net sales was 34% in the first three months of fiscal 2001, which was the same rate for the first three months of the previous year. The Microelectronic segment saw a slight decline of margins to 31.6% from 32.2%. The main cause of this fluctuation was a change in the commercial memory product mix sold. Gross margin for the Display segment improved to 46.6% from 40.1% in the previous year. The Display product mix included a higher base of high margin sales in the liquid crystal display and mechanical product lines.

While gross margins remained consistent with last year, the Company could experience competitive pressures in its markets from existing companies which could: 1) limit our ability to hold current average selling prices, 2) restrict access to electronic and display components, or 3) make it harder to hire and retain key people in the manufacturing, technical, and engineering areas. Unfavorable events in any of these areas could impact the Company's ability to manufacture product and maintain current sales or gross margin levels. Accordingly, there can be no assurance that the Company will be able to sustain its recent gross margins.


RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended December 30, 2000 increased $208,000 from the same period in the previous year. These expenses totaled 5% of net sales for the current period, compared to 6% for the previous year. The main source of the increase came from the Microelectronic segment, which increased spending $228,000 from the previous year. Major ongoing product development efforts include SDRAM, SSRAM, microprocessor modules, ball grid array products, development of new packaging designs for memory products, and qualification of new semiconductor products. The Display segment expenses were $19,000 lower than last year. Spending on interface and mechanical product development decreased $11,000 from the prior year and totaled 5% of interface and mechanical product sales. Spending on liquid crystal display development was approximately $8,000 lower than the same quarter of the prior year and totaled 11% of liquid crystal display net sales.

The Company believes continued strategic investment in process technology and product development is essential for it to remain competitive in the markets it serves. The Company is committed to the appropriate levels of expenditures for research and development.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the three months ended December 30, 2000, increased $470,000 from the same period of the previous year. Increases in spending for Microelectronic sales represented $463,000 of this increase. The largest component of the increase in Microelectronic expenses was a $320,000 increase in sales commission expenses based on a 60% sales increase for the segment from the previous year. The remaining increase was mainly due to expenses for new sales personnel, advertising, and marketing to support sales in the commercial and military markets. Selling expenses for the Display segment were approximately the same as the first three months of the previous year.

General and administrative expenses increased $380,000 for the three months ended December 30, 2000, an increase of 40% when compared to the same period in the previous year. This increase was mainly due to increased legal and accounting expenditures to support the growth of the Company and higher salary expenses related to increased headcount.

INTEREST EXPENSE

Interest expense increased $46,000 for the three months ended December 30, 2000, when compared to the same period of the previous year. The increase was caused by additional borrowings against the line of credit to support higher inventory levels needed to support the 49% increase in revenues. Interest rates were also higher in the reportable period by approximately .5% from the previous year.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense decreased $117,000 for the three months ended December 30, 2000 when compared to the same period of the previous year. The goodwill associated with an acquisition of Electronic Designs Inc. was fully amortized as of September 2000. The remaining goodwill amortization relates to the merger of Electronic Designs Inc. and Bowmar Instruments.


LIQUIDITY AND CAPITAL RESOURCES

Cash on hand as of December 30, 2000 totaled $1,335,000. During the first three months of fiscal 2001, cash used for operations was approximately $2,620,000. The sum of net income, depreciation, and amortization totaled approximately $2,745,000 for the three-month period. However, changes in accounts receivable, inventories, accounts payable and other assets, based on higher levels of sales activity, used approximately $5,365,000 for working capital requirements. Cash balances decreased approximately $522,000 during the period to support the higher level of working capital requirements.

Accounts receivable increased $2.4 million from the fiscal year ended September 30, 2000. This increase is consistent with higher quarterly sales when compared to the first quarter of last year ($27 million this year versus $18.1 million in the first quarter of 2000). The current accounts receivable balance of $17 million represents 63% of the current quarterly sales rate and is slightly higher than the 58% ratio at September 30, 2000. This is due to a reduction of accounts receivable payments in the month of December, as many businesses shut down the last week of the month.

Inventory levels have increased $2.2 million during the first three months of fiscal 2000 from the year ended September 30, 2000. Die, a major component to the commercial industry, has been on allocation from vendors. Purchases are currently being made as supplies become available. Larger allocations of one specific die became available in the reportable period; therefore, that die and the supporting packages were purchased to support sales for the upcoming quarters.

Accounts payable as of December 30, 2000, were $487,000 lower than at the end of fiscal 2000. The slight decrease was due to timing considerations, as various substantial inventory purchases were made and paid earlier in the quarter.

Capital expenditures for the three months ended December 30, 2000 totaled approximately $160,000. Approximately $130,000 was spent on production equipment for the Microelectronic manufacturing facilities. The remaining capital expenditure funds were spent on computer equipment and various manufacturing apparatus throughout the Company. Capital expenditures for the remaining portion of fiscal 2001 may be higher than the amounts incurred in the first quarter. Cash from operations, line of credit borrowings, or operating lease financing will fund future capital expenditures.

The Company uses a $12 million revolving credit agreement with Bank One for short-term financing needs. As of the end of the first quarter, the Company was in compliance with all debt covenant requirements in the loan agreement. We believe that cash generated by operations, in addition to our borrowing capability, should be sufficient to fund our cash needs for the next twelve months.

Certain matters discussed in this document contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. The words "believe," "expect," "anticipate" and other similar statements of expectations identify forward-looking statements that speak only as of the date the statement is made. These forward-looking statements are based largely on Management's expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control. Certain risks are described above and in the Company's Annual Report on Form 10-K under the heading "Risk Factors". In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this document will prove to be accurate. Actual results may differ materially from those in the forward-looking statements.


ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the end of the quarter ended December 30, 2000 the Company had an outstanding balance of $8.4 million borrowed against its revolving line of credit with Bank One. During the first quarter, the average outstanding balance on a daily basis was approximately $5.7 million, including an average of $2.3 million dollars funded at the LIBOR rate plus 2.25%. The interest charged against the non-LIBOR borrowings is the Bank One "prime rate," which is similar to the prime rate charged by major banking institutions in the United States. During the first quarter of fiscal 2001 this rate averaged 9.50% and was at 9.50% as of December 30, 2000. As of the end of the quarter, LIBOR plus 2.25% was approximately .47% lower than the Bank One "prime rate." While the borrowing rate change is expected to decrease interest expense, the Company is still subject to interest rate fluctuations based on LIBOR.

Based on average borrowings of $5.7 million per quarter, a hypothetical rate change of 0.5% would increase interest expense approximately $7,125 per quarter. Using an average outstanding balance of $8.4 million, a 0.5% rate increase would increase interest expense approximately $10,500 per quarter from current expense levels. The Company believes that moderate interest rate increases will not have a material adverse impact on its results of operations, or financial position, in the foreseeable future.


PART II


ITEM 5

OTHER INFORMATION

On January 29, 2001 the Company completed the acquisition of Panelview, Inc., a manufacturer of display products located in Oregon. Panelview provides optical enhancements to display products sold to the transportation, medical and instrumentation markets.

The Company issued 905,000 shares of common stock in exchange for all of the outstanding shares of Panelview. Based on the average market price of the Company's common stock in the period from three days before January 29, 2001 through three days after January 29th, the transaction had a value of approximately $8.9 million. In addition, the former shareholders of Panelview can earn up to an additional $1 million of the Company's common stock, if certain revenue and operating contribution targets are met. The targets are based on Panelview's performance over the twelve-month period from February 2001 through January 2002. If the targets are achieved, the stock would be issued in April 2002.

Panelview will continue to operate as a wholly owned subsidiary of the Company, and will be included in the Company's Display segment. The combination will be treated as a purchase for financial reporting purposes.


ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

a.       EXHIBITS

         2.1 Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)

         2.1A Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

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

        *10.29 Agreement and Plan of Reorganization dated January 29, 2001 by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P.

         *11      Earnings per share computation



         (b.)     Reports on Form 8-K.

                  None.

* Filed herewith.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                         WHITE ELECTRONIC DESIGNS CORPORATION

                                         /S/ Hamid R. Shokrgozar
                                         --------------------------------
                                         Chief Executive Officer


                                         /S/ William J. Rodes
                                         --------------------------------
                                         William J. Rodes
                                         Chief Accounting Officer

Dated: February 13, 2001

                               INDEX TO EXHIBITS

         EXHIBITS

         2.1      Agreement and Plan of Merger dated May 3, 1998 by and among
                  Bowmar Instrument Corporation and Electronic Designs, Inc. and
                  Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)

         2.1A     Amendment to Agreement and Plan of Merger dated June 9, 1998
                  (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4, filed on June 11, 1998,
                  Registration No. 333-56565).

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

        *10.29 Agreement and Plan of Reorganization dated January 29, 2001 by and among White Electronic Designs Corporation, PV Acquisition
                  Corporation, Panelview, Inc. and Panelview Partners L.P.

         *11      Earnings per share computation