Form 10-Q
period 2001-03-31
WHITE ELECTRONIC DESIGNS CORP
filed 2001-05-15
CIK 13606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

      (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ____________________

Commission File Number 1-4817

WHITE ELECTRONIC DESIGNS CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-0905052

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3601 East University Drive

Phoenix, Arizona	85034

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	602/437-1520

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

At May 9, 2001, 19,538,404 shares of the Registrant’s Common Stock were outstanding.

WHITE ELECTRONIC DESIGNS CORPORATION

AND

SUBSIDIARY

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	March 31,	September 30,
	2001	2000
	(unaudited)

ASSETS

Current Assets

Cash	$2,461	$1,857

Accounts receivable, less allowance for doubtful accounts of $575 and $417	16,636	14,658

Inventories	22,960	23,884

Prepaid expenses	1,718	1,752

Deferred income taxes	2,990	1,829

Total Current Assets	46,765	43,980

Property, plant and equipment, net	8,127	8,025

Deferred income taxes	1,770	2,128

Goodwill and intangibles	8,871	690

Other assets, net	180	173

Total Assets	$65,713	$54,996

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Current portion of long term debt	$7,859	$6,835

Accounts payable	9,231	8,832

Accrued salaries and benefits	2,034	3,342

Accrued expenses	3,049	1,593

Total Current Liabilities	22,173	20,602

Long term debt	1,204	1,519

Other long term liabilities	1,350	1,252

Total Liabilities	24,727	23,373

Shareholders’ Equity	40,986	31,623

Total Liabilities and Shareholders’ Equity	$65,713	$54,996

The accompanying notes are an integral part of these financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands of dollars, except share data)

	Three months ended		Six months ended

	March 31,	April 1,	March 31,	April 1,
	2001	2000	2001	2000

Revenues	26,253	$21,299	53,295	$39,448

Cost of revenues	22,877	13,292	40,835	25,313

Gross profit	3,376	8,007	12,460	14,135

Operating expenses:

Research and development	1,435	1,233	2,773	2,362

Selling, general and administrative	3,987	4,024	7,841	7,029

Amortization of intangible assets	287	188	359	378

Interest expense	151	134	339	276

Total expenses	5,860	5,579	11,312	10,045

Income/(loss) before income taxes	(2,484)	2,428	1,148	4,090

Provision for Income taxes	(840)	939	556	1,587

Net Income (loss)	(1,644)	$1,489	592	$2,503

Basic net income/(loss) per share	(0.09)	0.08	0.03	0.14

Basic weighted average common shares and equivalents	19,224,887	17,563,253	18,912,682	16,752,578

Diluted net income/(loss) per share	$(0.09)	$0.07	$0.03	$0.13

Diluted weighted average-common shares and equivalents	19,224,887	20,331,426	19,864,458	19,890,985

The accompanying notes are an integral part of these financial statements

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Six Months Ended

	March 31,	April 1,
	2001	2000

Net cash provided by operating activities	$1,055	$444

INVESTING ACTIVITIES:

Cash paid in acquisition, net of cash acquired	(531)

Acquisition of property, plant & equipment	(890)	(707)

Net cash used in investing activities	(1,421)	(707)

FINANCING ACTIVITIES:

Borrowings under line of credit, net	1,024	456

Borrowings of long-term debt	—	55

Retirement of long-term debt	(314)	(254)

Issuance of common stock	260	1675

Redemption of preferred stock	—	(18)

Payment of preferred stock dividend	—	$(89)

Net cash provided by financing activities	$970	1,825

Net change in cash	604	$1,562

Cash at beginning of year	1,857	305

Cash at end of quarter	$2,461	$1,867

SUPPLEMENTAL CASH FLOWS INFORMATION

Cash paid for interest	$339	$296

NON CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for business combination with Panelview, Inc.	$7,992

The accompanying notes are an integral part of these financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2001, the consolidated statements of operations for the second quarter and six months ended March 31, 2001 and April 1, 2000, and the consolidated statements of cash flows for the six months ended March 31, 2001 and April 1, 2000, have been prepared by the Registrant and are unaudited. The consolidated balance sheet of September 30, 2000 was derived from the audited financial statements. It is the opinion of management that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000. The results of operations for the above noted quarter and six months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

2. EARNINGS (LOSS) PER SHARE

The Company has adopted the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all potential dilutive common shares that were outstanding during the period unless they are antidilutive. Potential dilutive common shares consist of the incremental common shares issuable upon exercise of stock options or conversion of the preferred shares to common shares.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

	Second quarter ended

	March 31, 2001			April 1, 2000

	Loss	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(loss)	$(1,644,000)			$1,489,000

Basic EPS

Income available to common stock	$(1,644,000)	19,224,887	$(0.09)	$1,489,000	17,563,253	$0.08

Effect of Dilutive Securities Conversion of Preferred Stock					525,401

Common stock options	—	—			2,242,772

Diluted EPS

Income (loss) available to Common stock holders	$(1,644,000)	19,224,887	$(0.09)	$1,489,000	20,331,426	$0.07

	Six months ended

	March 31, 2001			April 1, 2000

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income	$592,000			$2,503,000

Less: Preferred stock dividends				89,000

Basic EPS

Income available to common stock	$592,000	18,912,682	$0.03	$2,414,000	16,752,578	$0.14

Effect of Dilutive Securities Conversion of Preferred Stock		—			1,065,565

Common stock options		951,776		89,000	2,072,842

Diluted EPS

Income available to Common stock holders	$592,000	19,864,458	$0.03	$2,503,000	19,890,985	$0.13

3. INVENTORIES

Inventories consist of the following (in thousands of dollars):

	March 31, 2001	September 30, 2000

Raw materials	$12,648	$12,163

Work-in-process	7,831	9,952

Finished goods	2,481	1,769

Total Inventories	$22,960	$23,884

Raw materials include reserves of $3,396,000 as of March 31, 2001 and $594,000 as of September 30, 2000.

During the 2nd quarter, the Company undertook a review of its Microelectronic inventories in regard to slowing demand for products in the electronics industries. Based on this analysis, the Company took a reserve against inventory of $3,000,000 for items in which there is limited visibility of demand over the next twelve months. The charge for this reserve has been recorded in the Company’s cost of revenues amount.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED

(In thousands of dollars)	March 31, 2001	April 1, 2000	March 31, 2001	April 1, 2000

Net Sales Microelectronics	$21,014	$17,891	$44,433	$32,518

Display	5,239	3,408	8,862	$6,930

Total Net Sales	$26,253	$21,299	$53,295	$39,448

Income before tax Microelectronics	$(2,578)	$1,897	$412	$3,159

Display	94	531	736	$931

Total income before tax	$(2,484)	$2,428	$1,148	$4,090

	As of	As of	As of
Identifiable Assets	March 31, 2001	September 30, 2000	April 1, 2000

Microelectronics	$38,094	$39,392	$28,924

Display	11,346	7,508	8,064

General corporate	16,273	8,096	6,691

Total Assets	$65,713	$54,996	$43,679

5. ACQUISITION OF PANELVIEW

On January 29, 2001 the Company completed the acquisition of Panelview, Inc., a manufacturer of display products located in Oregon. Panelview provides optical enhancements to display products sold to the transportation, medical and instrumentation markets.

The Company issued 905,000 shares of common stock in exchange for all of the outstanding shares of Panelview. Based on the average market price of the Company’s common stock in the period a few days before the acquisition date, the transaction had a value of approximately $9.0 million. This amount consists of $8,880,313 based on the market value of 905,000 shares of common stock, and $142,289 of direct acquisition costs. In addition, the former shareholders of Panelview can earn up to an additional $1 million of the Company’s common stock, if certain revenue and operating contribution targets are met. The targets are based on Panelview’s performance over the twelve-month period from February 2001 through January 2002. If the targets are achieved, the stock will be issued in April 2002.

As of March 31, 2001, the financial results of the Panelview division do not make it appear likely that they will achieve the revenue and operating contribution targets required to earn an additional $1 million of the Company’s stock. Therefore, no liability has been accrued for this cost, at this time.

Panelview will continue to operate as a wholly owned subsidiary of the Company, and will be included in the Display segment. The combination was treated as a purchase for financial reporting purposes based on the following data.

Purchase Price based on Stock & Acquisition Costs	$9,022,602

Liabilities Assumed	$2,161,632

Total Purchase Cost	$11,184,234

Assets Received	$2,644,611

Acquired Goodwill	$8,539,623

Amortization period of goodwill (in months)	80

Goodwill expense per month	$106,745

As part of the purchase agreement, 90,500 shares of common stock were held in escrow pending any future claims that may arise against Panelview. If no claims arise, these shares will be issued January 29, 2002. A purchase liability, based on the market value of the common shares at the time of acquisition, of $883,125 has been accrued as a current liability.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIODS ENDED MARCH 31, 2001 COMPARED TO THE PERIODS ENDED APRIL 1, 2000

Net Sales

Net Sales increased 35% to $53.3 million for the six months ended March 31, 2001 compared to $39.4 million for the six months ended April 1, 2000. This increase was primarily due to a 37% increase in sales of Microelectronic components to $44.4 million from $32.5 million. Sales of commercial memory products increased 47% from the previous year because of substantially higher shipment volume. Sales of high reliability products increased 20% from the same period of the previous year based on higher shipment volumes, and an increased percentage of module products which have higher average selling prices than to monolithic products. Display sales were $1.9 million higher than last year, mainly due to the inclusion of Panelview’s $1.6 million of sales in the Fiscal 2001 results.

For the quarter ended March 31, 2001, net sales increased to $26.3 million from $21.3 million in the previous year, a 23% increase. Again, this increase was primarily caused by a 23% increase in sales of commercial memory products based on higher shipment volume and higher selling prices on new product sales. Sales of high reliability memory products were 8% higher than last year because of higher shipment volumes and a favorable product mix toward higher priced modules. Display sales for the second quarter were 54% higher at $5.2 million compared to $3.4 million last year. The increase was primarily due to the inclusion of $1.6 million of sales from Panelview in the Fiscal 2001 results.

Sales of semiconductor products, such as the components used to make memory products, have historically been cyclical, and subject to wide fluctuations in supply and demand. Currently, the industry is experiencing a slowdown in demand for memory components. While this decrease in demand has increased the supply of components, it has reduced the demand from our customers for our products, especially in the Commercial division, which sells mainly to the telecommunications industry. The length, and extent, of this economic slowdown is difficult to forecast. Therefore, the Company’s ability to continue to increase sales and profits will also depend on the continued growth of various electronics industries that use its products such as manufacturers of telecommunications equipment, networking equipment, and military equipment. There can be no assurances as to when this recovery will occur. During the first six months of fiscal 2001, 12% of total Company sales were to Cisco Systems. In addition, 9% of total Company sales were to Lucent Technologies. No other customer accounted for more than 4% of total Company sales during the first six months. During the 2nd quarter of Fiscal 2001, 8% of total Company sales were to Cisco Systems and 10% were to Lucent Technologies. No other customer accounted for more than 5% of total sales during the 2nd quarter. The loss of business from these customers could have an adverse impact on the Company’s financial performance. Companies in the telecommunications industry have released warnings over the past several months of slowing growth rates across the industry. This could also have an adverse affect on the Company’s future sales to this customer base.

The Company’s sales have not been seasonal over the course of a year.

Gross Margin

Gross margin as a percentage of net sales was 23% in the first six months of Fiscal 2001, compared to 36% for the first six months of the previous year. The Microelectronic segment saw a decline of margins to 21% from 34%. This decline was primarily caused by approximately $4.3 million of inventory related charges taken in the Microelectronic segment. Approximately $1.3 million of this charge related to product that was scrapped because of poor yields or obsolescence. The remaining $3.0 million was an inventory reserve taken against raw materials and finished goods, that, because of a slowdown in demand for the Company’s products in the telecommunication industry, are not expected to be used within the next twelve months, and therefore, have a high probability of becoming obsolete over that period. Gross margin for the Display segment saw a slight decline during the first six months to 37.2% from 43.0% in the previous year. Even though actual gross margin on Display sales increased by $322,000 from the previous year, the percentage declined mainly because of higher manufacturing costs, and the inclusion of Panelview products which traditionally have lower margins than our ruggedized display products.

Gross margins for the second quarter as a percentage of net sales decreased to 13% from 38% in the previous year. Gross margin percents for the microelectronic segment declined to 8% from 36% mainly because of the $4.3 million inventory related charges described in the previous paragraph. Average selling prices in the Microelectronic segment were slightly higher than the previous year. Gross margin for the Display segment declined to 31% from 46% mainly because of the inclusion of Panelview products in the 2nd quarter which have margins of approximately 20%, versus approximately 40% for our ruggedized display products.

The Company could experience competitive pressures in its markets from existing companies which could: 1) reduce the demand for our products, 2) limit our ability to hold current average selling prices, 3) restrict access to electronic and display components, or 4) make it harder to hire and retain key people in the manufacturing, technical, and engineering areas. Unfavorable events in any of these areas could impact the Company’s ability to manufacture product and maintain current sales or gross margin levels. Accordingly, there can be no assurance that the Company will be able to sustain its recent gross margins.

Research and Development Expenses

Research and development expenses for the six months ended March 31, 2001 increased $411,000 from the same period in the previous year. These expenses totaled 5% of net sales for the current period, compared to 6% for the previous year. The main source of the increase came from the Microelectronic segment, which increased spending $392,000 from the previous year. During this period, the Microelectronic segment spent $130,000 to begin development of tamper resistant memory modules. Other major ongoing product development efforts include SDRAM, SSRAM, microprocessor modules, ball grid array products, development of new packaging designs for memory products, and qualification of new semiconductor products. The Display segment research and development expenses were $19,000 higher than last year, mainly because of the inclusion of $14,000 of expense from the Panelview division. Spending on liquid crystal display development was approximately $5,000 higher than the same period of the prior year.

For the quarter ended March 31, 2001, research and development expenses increased by $202,000 from the previous year, totaling 5.4% of net sales. The Microelectronic segment increased spending by $164,000 for the three months ended March 31, 2001, mainly to develop the tamper resistant module manufacturing process. Display research and development expenses increased $38,000 from last year, with $14,000 of the increase coming from Panelview products, and $24,000 for the development of ruggedized display products.

The Company believes continued strategic investment in process technology and product development is essential for it to remain competitive in the markets it serves. The Company is committed to appropriate levels of expenditures for research and development.

Selling, General and Administrative Expenses

Selling expenses for the six months ended March 31, 2001, increased $884,000 from the same period of the previous year. Microelectronic sales expense represented $762,000 of this increase. The largest component of the increase in Microelectronic sales expenses was a $510,000 increase in sales commission expenses based on a 37% sales increase for the segment from the previous year. The remaining increase was mainly due to expenses for new sales personnel, advertising, and marketing to support sales in the commercial and military markets. Selling expenses for the Display segment were $122,000 higher for the first six months compared to the same period of the previous year. The main reason for this increase was the inclusion of $146,000 of selling expenses for the Panelview division which was acquired on January 29, 2001.

For the quarter ended March 31, 2001, selling expenses were $414,000 higher than the same period in the previous year. Microelectronic segment expenses were $300,000 higher than last year mainly because of a $182,000 increase in sales commission expense based on a 17% sales increase for the segment. Selling expenses for the Display segment were $114,000 higher than the same period last year mainly because of the inclusion of $146,000 of selling expenses from the Panelview division.

General and administrative expenses decreased $72,000 for the six months ended March 31, 2001. The Fiscal 2001 six month period included $105,000 of expense from the Panelview division. This increase was offset by a $262,000 decrease in employee incentive pay expense. General and administrative expense decreased $451,000 for the three months ended March 31, 2001, when compared to the same period in the previous year. This decrease is mainly due to lower employee incentive pay expense, which offset the $105,000 increase in expense due to the inclusion of Panelview in the Fiscal 2001 results.

Interest Expense

Interest expense increased $63,000 for the six months ended March 31, 2001, and increased $17,000 for the three months ended March 31, 20001, when compared to the same periods of the previous year. The increase was caused by additional borrowings against the line of credit to support higher inventory levels needed to support the 35% increase in sales. Interest rates were approximately the same as last year.

Amortization of Intangible Assets

Amortization decreased $19,000 for the six months ended March 31, 2001. and increased $99,000 for the three months ended March 31, 2001, when compared to the same period of the previous year. The $39,000 per month of goodwill expense associated with the Electronic Designs and Crystallume merger in 1995 was fully amortized as of September 2000, resulting in a $234,000 decrease in amortization expense for the six month period. This decrease was offset by $213,000 of amortization expense, for two months, resulting from the January 29, 2001 merger with Panelview.

Liquidity and Capital Resources

Cash on hand as of March 31, 2001 totaled $2,461,000. During the first six months of fiscal 2001, cash provided by operations was approximately $1,055,000. The sum of net income, depreciation, and amortization totaled approximately $1,848,000 for the six-month period. However, changes in other working capital accounts caused a use of cash of $793,000. The main causes for this use of cash were increases in deferred taxes of $1,100,000, offset by decreases in inventory of $2,496,000 and a stock option tax benefit of $516,000. An additional source of $1,024,000 in cash came from additional borrowing under our revolving line of credit.

Other uses of cash during the first six months of fiscal 2001 included capital expenditures of $890,000, mainly for microelectronic manufacturing equipment.

Accounts receivable increased $1,978,000 from the fiscal year ended September 30, 2000. This increase is consistent with higher quarterly sales in the 2nd quarter when compared to the 4th quarter of last year. Sales were $26,253,000 in the 2nd versus $25,112,000 in the fourth quarter of 2000. The current accounts receivable balance of $16,636,000 represents 63% of the current quarterly sales rate and is slightly higher than the 58% ratio at September 30, 2000. The increased ratio reflects a slightly slower collection rate in the Microelectronic segment, and the inclusion of $1,386,000 of receivables from the Panelview acquisition.

Inventory levels have decreased $924,000 from the year ended September 30, 2000. This decrease is mainly the result of a $3,000,000 inventory reserve taken against Microelectronic inventory, offset by the inclusion of $1,811,000 of Panelview display inventory. The current inventory balances also take into account projected third quarter production requirements and order cancellations. Inventory amounts, when compared to the current quarterly sales rate, decreased from 95% of sales at year-end to 87% of sales for the last quarter. We are currently adjusting our inventory levels to match projected production requirements.

Accounts payable as of March 31, 2001, were $ 399,000 higher than at the end of fiscal 2000. The increase is attributable to the inclusion of Panelview’s accounts payable of $1,086, 000 in the Fiscal 2001 amounts, offset by a decrease in payables in our Microelectronic segment of $687,000 because of lower inventory purchases.

Capital expenditures for the six months ended March 31, 2001 totaled approximately $890,000. Approximately $820,000 was spent on production equipment for the Microelectronic manufacturing facilities. The remaining capital expenditure funds were spent on computer equipment and various manufacturing equipment throughout the Company. Capital expenditures for the remaining portion of fiscal 2001 will probably be lower than the amounts incurred in the first six months because we believe we currently have capacity to meet productions requirements for the remainder of the fiscal year. Cash from operations, line of credit borrowings, or operating lease financing will fund future capital expenditures.

The Company uses a $12 million revolving credit agreement with Bank One for short-term financing needs. As of the end of the Second quarter, the Company was in compliance with all debt covenant requirements in the loan agreement. We believe that cash generated by operations, in addition to our borrowing capability, should be sufficient to fund our cash needs for the next twelve months.

Certain matters discussed in this document contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. The words

“believe,” “expect,” “anticipate” and other similar statements of expectations identify forward-looking statements, and include expectations regarding the future demand for the Company’s products, the effect of interest rate increases and future research and development and capital expenditures, that speak only as of the date the statement is made. These forward-looking statements are based largely on Management’s expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company’s control. Certain risks are described above and in the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, and Form S-3 dated April 11, 2001, under the heading “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this document will prove to be accurate. Actual results may differ materially from those in the forward-looking statements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the end of the quarter ended March 31, 2001 the Company had an outstanding balance of $7.2 million borrowed against its revolving line of credit with Bank One. During the first six months, the average total outstanding balance of the line of credit, on a daily basis, was approximately $4.5 million. Interest is charged against the borrowings based on two rates; the Bank One “prime rate,” which is similar to the prime rate charged by major banking institutions in the United States, and a rate based on LIBOR (the London Interbank Offering Rate) plus 2.25%. During the first six months of fiscal 2001, the Bank One prime rate averaged 9.0%, and was at 7.5% as of March 31, 2001. During the first six months, the LIBOR plus 2.25% rate averaged 8.4%, and was at 7.3% as of March 31, 2001. During the first six months, an average balance of $2.8 million was funded using the LIBOR plus 2.25% rate.

The Company is subject to changes in prime rate based on Federal Reserve actions and general market interest fluctuations. We are also subject to fluctuations in the LIBOR rate. Based on average borrowings of $4.5million for the first six months, a hypothetical rate increase of 0.5% would increase interest expense approximately $5,625 per quarter. Using the quarter ending outstanding balance of $7.2 million, a 0.5% rate increase would increase interest expense approximately $9,000 per quarter from current expense levels. The Company believes that moderate interest rate increases will not have a material adverse impact on its results of operations, or financial position, in the foreseeable future.

PART II

ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 29, 2001, the Company completed the acquisition of Panelview, Inc., a manufacturer of display products located in Oregon. The Company authorized the issuance of 905,000 shares of the Company’s Common Stock in exchange for all the outstanding shares of common stock of Panelview, Inc. Based on the market value of the Company’s Common Stock, the transaction had an approximate value of $8,880,313.

On January 31, 2001, 814,500 shares of the Company’s Common Stock, having an approximate value of $7,992,000, were issued to the stockholders of Panelview, Inc. in exchange for their shares of Panelview, Inc. common stock. As part of the purchase agreement, 90,500 shares of the Company’s Common Stock, having an approximate value of $880,000, were held in escrow pending any future claims that may arise against Panelview. If no claims arise, these shares will be issued January 29, 2002.

The Company relied on the private placement exemption of Section 4(1) of the Securities Act of 1933 for an exemption to registration of the Company’s Common Stock issued to complete this purchase.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders was held on February 22, 2001.

(b)	At that meeting all of the then current directors were re-elected. The vote was as follows:

	Number of
Name	Shares Voted	For	Withhold Authority

Norman T. Hall	15,440,884	14,936,378	504,506

Donald F. McGuinness	15,440,884	14,781,803	659,081

Thomas M. Reahard	15,440,884	14,936,378	504,506

Hamid R. Shokrgozar	15,440,884	14,936,378	504,506

Thomas J. Toy	15,440,884	14,936,378	504,506

Edward A. White	15,440,884	14,911,178	529,706

(c)	At that meeting the shareholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal 2000. The vote was as follows:

Number of Shares Voted	For	Against	Abstain

15,440,884	15,367,402	43,858	29,624

(d)	At that meeting the shareholders voted on the following proposals:

1.	Proposal 3-To amend the Corporation’s 1994 Flexible Stock Plan to change the name of the plan and to increase the aggregate number of shares in respect to which options may be granted under the plan from the formula currently provided to 2,200,000

2.	Proposal 4-To approve the White Electronic Designs Corporation 2001 Director Stock Plan

3.	Proposal 5-To approve the White Electronic Designs Corporation 2000 Employee Stock Purchase Plan.

4.	Proposal 6-To amend the Corporation’s Stock Option Plan for Non-Employee Directors to change the name of the Plan and to increase the aggregate number of shares in respect to which options may be granted under the Plan from the formula currently provided to 281,000.

      The vote was as follow:

	Number of				Broker
Proposals	Shares Voted	For	Against	Abstain	Non-Vote

Proposal 3	15,440,884	4,379,789	2,706,609	234,754	8,119,732

Proposal 4	15,440,884	4,462,470	2,617,123	241,559	8,119,732

Proposal 5	15,440,884	6,728,283	360,308	232,561	8,119,732

Proposal 6	15,440,884	5,760,430	1,305,208	255,514	8,119,732

ITEM 5

OTHER INFORMATION

On January 29, 2001 the Company completed the acquisition of Panelview, Inc., a manufacturer of display products located in Oregon. Panelview provides optical enhancements to display products sold to the transportation, medical and instrumentation markets.

The Company issued 905,000 shares of common stock in exchange for all of the outstanding shares of Panelview. Based on the average market price of the Company’s common stock in the period a few days before the acquisition date, the transaction had a value of approximately $9.0 million. This amount consists of $8,880,313 based on the market value of 905,000 shares of common stock, and $142,289 of direct acquisition costs. In addition, the former shareholders of Panelview can earn up to an additional $1 million of the Company’s common stock, if certain revenue and operating contribution targets are met. The targets are based on Panelview’s performance over the twelve-month period from February 2001 through January 2002. If the targets are achieved, the stock will be issued in April 2002.

As part of the purchase agreement, 90,500 shares of common stock were held in escrow pending any future claims that may arise against Panelview. If no claims arise, these shares will be issued January 29, 2002. A purchase liability, based on the market value of the common shares at the time of acquisition, of $883,125 has been accrued as a current liability.

As of March 31, 2001, the financial results of the Panelview division do not make it appear likely that they will achieve the revenue and operating contribution targets required to earn an additional $1 million of the Company’s stock. Therefore, no liability has been accrued for this cost.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

2.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)

2.1A	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

2.1B	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Annual Report on Form 10-K filed December 24, 1998).

3.2	Amended and Restated Code of By-laws (incorporated herein by reference to Exhibit 3.2 to Annual Report on Form 10-K filed December 24, 1998).

4.1A	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.30	Amendment to Corporation’s 1994 Flexible Stock Plan, effective May 7, 2001 (incorporation herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60544).

10.31	White Electronic Designs Corporation 2001 Director Stock Plan, effective May 7, 2001, (incorporation herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60536).

10.32	White Electronic Designs Corporation 2000 Employee Stock Purchase Plan effective May 7, 2001, (incorporation herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60546).

10.33	Amendment to the Corporation’s Stock Option Plan for Non-Employee Directors, effective May 7, 2001, (incorporation herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60548).

10.34	White Electronic Designs Corporation 2000 Broad Based Employee Stock Option Plan, effective May 7, 2001, (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60542).

10.35*	**Executive Employment Agreement made as of February 22, 2001 between White Electronic Designs Corporation, an Indiana Corporation and Hamid R. Shokrgozar.

Reports on Form 8-K.

            None.

      *Filed herewith.

      **Management Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

/S/ Hamid R. Shokrgozar Chief Executive Officer

/S/ William J. Rodes William J. Rodes Chief Accounting Officer

Dated: May 15, 2001