Form 10-Q
period 2001-06-30
WHITE ELECTRONIC DESIGNS CORP
filed 2001-08-13
CIK 13606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 1-4817

WHITE ELECTRONIC DESIGNS CORPORATION
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-0905052 (I.R.S. Employer Identification No.)

3601 East University Drive Phoenix, Arizona (Address of principal executive offices)	85034 (Zip Code)

Registrant’s telephone number, including area code:	602/437-1520

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No

At August 3, 2001, 19,549,182 shares of the Registrant’s Common Stock were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF OPERATIONS
CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIODS ENDED JUNE 30, 2001 COMPARED TO THE PERIODS ENDED JULY 1, 2000
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II
ITEM 5 OTHER INFORMATION
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

WHITE ELECTRONIC DESIGNS CORPORATION

AND

SUBSIDIARIES

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	June 30,	September 30,
	2001	2000
	(unaudited)

ASSETS

Current Assets

Cash	$2,437	$1,857

Accounts receivable, less allowance for doubtful accounts of $589 and $417	11,257	14,658

Inventories, net	19,371	23,884

Prepaid expenses	1,575	1,752

Deferred income taxes	2,990	1,829

Total Current Assets	37,630	43,980

Property, plant and equipment, net	8,237	8,025

Deferred income taxes	1,782	2,128

Goodwill and intangibles	8,479	690

Other assets, net	196	173

Total Assets	$56,324	$54,996

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Current portion of long term debt	$1,458	$6,835

Accounts payable	4,417	8,832

Accrued salaries and benefits	1,885	3,342

Accrued expenses	4,115	1,593

Total Current Liabilities	11,875	20,602

Long term debt	1,047	1,519

Other long term liabilities	1,361	1,252

Total Liabilities	14,283	23,373

Shareholders’ Equity	42,041	31,623

Total Liabilities and Shareholders’ Equity	$56,324	$54,996

The accompanying notes are an integral part of these financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands of dollars except share data)

	Three months ended		Nine months ended
	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Revenues	$22,087	$23,035	$75,382	$62,483

Cost of revenues	14,886	15,083	55,721	40,395

Gross profit	7,201	7,952	19,661	22,088

Operating expenses:

Research and development	1,413	1,167	4,186	3,529

Selling, general and administrative	3,463	3,401	11,281	10,431

Amortization of goodwill and purchased intangible assets	394	190	752	568

Interest expense	101	159	464	435

Total expenses	5,371	4,917	16,683	14,963

Income before income taxes	1,830	3,035	2,978	7,125

Provision for income taxes	780	1,170	1,336	2,757

Net income	$1,050	$1,865	$1,642	$4,368

Basic net income per share	$0.05	$0.10	$0.09	$0.25

Basic weighted average common shares	19,537,615	18,257,834	19,120,993	17,254,330

Diluted net income per share	$0.05	$0.10	$0.08	$0.23

Diluted weighted average-common shares and equivalents	20,257,257	19,477,096	20,601,370	19,330,848

The accompanying notes are an integral part of these financial statements

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	Nine Months Ended
	June 30,	July 1,
	2001	2000

Net cash provided by operating activities	$8,177	$499

INVESTING ACTIVITIES:

Cash paid in acquisition, net of cash acquired	(531)	—

Acquisition of property, plant & equipment	(1,479)	(1,565)

Net cash used in investing activities	(2,010)	(1,565)

FINANCING ACTIVITIES:

Borrowings/(payback) of line of credit, net	(5,377)	1,293

Retirement of long-term debt	(472)	(432)

Issuance of common stock	262	1813

Redemption of preferred stock	—	(89)

Payment of preferred stock dividend	—	(18)

Net cash provided/(used) by financing activities	(5,587)	2,567

Net change in cash	$580	$1,501

Cash at beginning of year	1,857	305

Cash at end of quarter	$2,437	$1,806

SUPPLEMENTAL CASH FLOWS INFORMATION

Cash paid for interest	$464	$435

NON CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for business combination with Panelview, Inc.	$7,992	$—

The accompanying notes are an integral part of these financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2001, the consolidated statements of operations for the third quarter and nine months ended June 30, 2001 and July 1, 2000, and the consolidated statements of cash flows for the nine months ended June 30, 2001 and July 1, 2000, have been prepared by the Registrant and are unaudited. The consolidated balance sheet of September 30, 2000, was derived from the audited financial statements. It is the opinion of management that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000. The results of operations for the above noted quarter and nine months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses reported for the periods presented. The Company regularly assesses these estimates and, while actual results may differ, management believes that the estimates are reasonable.

Certain amounts in the financial statements and notes thereto have been reclassified to conform to current classifications.

2. NATURE OF OPERATIONS

White Electronic Designs Corporation and its subsidiaries design and manufacture high density, microelectronic memory products, advanced matrix liquid crystal displays, interface products, and electromechanical components and packages. The Company’s customers include both domestic and international original equipment manufacturers in the telecommunications, defense, and instrumentation industries. The majority of the sales and operating income are generated by the microelectronic business segment.

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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

	Three months ended
	June 30, 2001			July 1, 2000

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income	$1,050,000			$1,865,000

Basic EPS Income available to common stock	$1,050,000	19,537,615	$0.05	$1,865,000	18,257,834	$0.10

Effect of Dilutive Securities Common stock options		719,642			1,219,263

Diluted EPS Income available to Common stock holders	$1,050,000	20,257,257	$0.05	$1,865,000	19,477,096	$0.10

	Nine months ended
	June 30, 2001			July 1, 2000

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(loss)	$1,642,000			$4,368,000

Less: Preferred stock dividends	—			89,000

Basic EPS
Income available to common stock	$1,642,000	19,120,993	$0.09	$4,279,000	17,254,330	$0.25

Effect of Dilutive Securities

Conversion of Preferred Stock	—	—		89,000	710,376

Common stock options		665,877			1,366,141

Shares issued for Panelview purchase		814,500			—

Diluted EPS
Income available to Common stock holders	$1,642,000	20,601,370	$0.08	$4,368,000	19,330,848	$0.23

4. INVENTORIES

Inventories consist of the following (in thousands of dollars):

	June 30, 2001	September 30, 2000

Raw materials	$9,314	$12,163

Work-in-process	7,461	9,952

Finished goods	2,596	1,769

Total Inventories	$19,371	$23,884

Raw materials include reserves of $3,561,000 as of June 30, 2001 and $594,000 as of September 30, 2000.

During the second quarter, the Company undertook a review of its Microelectronic inventories in regard to slowing demand for products in the electronics industries. Based on this analysis, the Company took a reserve against inventory of $3,000,000 for items in which there was limited visibility of demand over the next twelve months. The charge for this reserve was recorded in the Company’s cost of revenue amount.

5. OPERATIONS BY BUSINESS SEGMENT

The Company has two reportable business segments, each of which requires different design and manufacturing resources, and each serves customers in different markets. The Microelectronic segment manufactures mainly memory products for use domestically and internationally in telecommunications, data communications and military aerospace markets. The Microelectronic segment is comprised of a commercial and a military division. The Display segment manufactures liquid crystal displays, display viewing enhancements, and electromechanical components for customers in the aviation and instrumentation industries. Its customer base is also domestic and international. The Company’s Panelview subsidiary is included in the segment reporting information for the current fiscal year in the Display segment.

	Three Months Ended		Nine Months Ended
(In thousands of dollars)	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000

Net Sales

Microelectronics	$15,101	$20,045	$59,534	$52,563

Display	6,986	2,990	15,848	9,920

Total Net Sales	$22,087	$23,035	$75,382	$62,483

Income Before Tax

Microelectronics	$1,498	$2,804	$1,793	$5,963

Display	332	231	1,185	1,162

Total Income Before Tax	$1,830	$3,035	$2,978	$7,125

	As of	As of
Identifiable Assets	June 30, 2001	September 30, 2000

Microelectronics	$28,564	$39,392

Display	19,882	7,508

General corporate	7,878	8,096

Total Assets	$56,324	$54,996

6. ACQUISITION OF PANELVIEW

On January 29, 2001, the Company completed the acquisition of Panelview, Inc., a manufacturer of display products located in Oregon. Panelview provides optical enhancements to display products sold to the transportation, medical and instrumentation markets.

The Company issued 905,000 shares of common stock in exchange for all of the outstanding shares of Panelview. Based on the average market price of the Company’s common stock in the period a few days before the acquisition date, the transaction had a value of approximately $9.0 million. This amount consists of $8,880,313 based on the market value of 905,000 shares of common stock, and $142,289 of direct acquisition costs. In addition, the former shareholders of Panelview can earn up to an additional $1 million of the Company’s common stock if certain revenue and operating contribution targets are met. The targets are based on Panelview’s performance over the twelve-month period from February 2001 through January 2002. If the targets are achieved, the stock will be issued in April 2002.

As of June 30, 2001, the financial results of the Panelview division do not make it appear likely that they will achieve the revenue and operating contribution targets required to earn an additional $1 million of the Company’s stock. Therefore, no liability has been accrued for this cost, at this time.

Panelview will continue to operate as a wholly owned subsidiary of the Company and is included in the Display segment. The combination was treated as a purchase for financial reporting purposes based on the following data.

Purchase Price based on Stock & Acquisition Costs	$9,022,602

Liabilities Assumed	2,161,632

Total Purchase Cost	$11,184,234

Assets Received	2,644,611

Acquired Goodwill	$8,539,623

Amortization period of goodwill (in months)	80

Goodwill expense per month	$106,745

As part of the purchase agreement, 90,500 shares of common stock were held in escrow pending any future claims that may arise against Panelview. If no claims arise, these shares will be issued January 29, 2002. A purchase liability, based on the market value of the common shares at the time of acquisition, of $883,125 has been accrued as a current liability.

7. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently released FAS 142 concerning the amortization of goodwill from mergers accounted for using the purchase accounting method. The standard basically changes the method of expensing purchased goodwill from monthly amortization to a method that measures impairment of the goodwill asset. The Company intends to adopt FAS 142 in fiscal year 2002, which begins on September 30, 2001. The adoption of this standard will stop the amortization of the monthly goodwill expense from the Panelview purchase of $106,745 (See note 6.). At the end of fiscal 2002, or during the fiscal year, if necessary, the Company will assess the value of the goodwill asset for impairment, and calculate changes to its value. If the value of the asset is found to be impaired, an appropriate writedown expense will be taken at that time.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIODS ENDED JUNE 30, 2001 COMPARED TO THE PERIODS ENDED JULY 1, 2000

Net Sales

Net Sales increased 21% to $75.4 million for the nine months ended June 30, 2001 compared to $62.5 million for the nine months ended July 1, 2000. This increase was primarily due to a 13% increase in sales of Microelectronic components to $59.5 million from $52.6 million. Sales of commercial memory products increased 13% from the previous year because of substantially higher shipment volumes in the first and second quarter of the current fiscal year. Sales of high reliability products increased 14% from the same period of the previous year based on higher shipment volumes and an increased percentage of module products, which have higher average selling prices than monolithic products. Display sales were $5.9 million higher than last year. Although Display volume has increased, the majority of the increase is due to the inclusion of Panelview’s $4.8 million of sales in the Fiscal 2001 reported sales.

For the quarter ended June 30, 2001, net sales decreased to $22.1 million from $23.0 million in the third quarter of the previous year, a 4% decrease. Sales in the commercial division fell 41%, a $5.2 million dollar decrease, to $7.6 million. The sales decrease was directly related to a slow down in the telecommunication and data communication markets. The decrease in sales for the commercial division was partially offset by an increase in sales by the high reliability and display divisions. High reliability sales rose 4% over the comparable period in the prior year to $7.5 million. Although the average sales price of high reliability product decreased from the prior year, volume increased 10.4%. Display sales increased by $4.0 million from the prior year because of the inclusion of Panelview sales for the quarter of $3.2 million and an increase of $800,000 in ruggedized display sales.

Sales of semiconductor products, such as the components used to make memory products, have historically been cyclical, and subject to wide fluctuations in supply and demand. Currently, the industry is experiencing a slowdown in demand for memory components. While this decrease in demand has increased the availability of components, it has reduced the demand from our customers for some of our products, especially in the Commercial division, which sells mainly to the telecommunications industry. The length and extent of this economic slowdown is difficult to forecast. Therefore, the Company’s ability to continue to increase sales and profits will also depend on the continued growth of various electronics industries that use its products such as manufacturers of telecommunications equipment, networking equipment, and military equipment. There can be no assurances as to when this recovery will occur.

During the first nine months of fiscal 2001, 9% of total Company sales were to Cisco Systems. In addition, 10% of total Company sales were to Lucent Technologies. No other customer accounted for more than 5% of total Company sales during the first nine months. During the third quarter of Fiscal 2001, 12% of total Company sales were to Lucent Technologies, and 5% of total Company sales were to Ericsson. No other customer accounted for more than 5% of total sales during the third quarter. The loss of business from these customers could have an adverse impact on the Company’s financial performance. Companies in the telecommunications industry have released warnings over the past several months of slowing growth rates across the industry. This could also have an adverse affect on the Company’s future sales to this customer base.

The Company’s sales have not been seasonal over the course of a year.

Gross Margin

Gross margin as a percentage of net sales was 26.1% in the first nine months of Fiscal 2001, compared to 35.4% the first nine months of the comparative year. The Microelectronic segment saw a decline of margins to 24.0% from 34.1%. This decline was primarily caused by approximately $4.3 million of inventory related charges taken in the Microelectronic segment. Approximately $1.3 million of this charge related to product that was scrapped because of poor yields or obsolescence. The remaining $3.0 million was an inventory reserve taken against raw materials and finished goods. Because of a slowdown in demand for the Company’s products in the telecommunication industry, the inventory is not expected to be used within the next twelve months and therefore has a high probability of becoming obsolete over that period. Gross margin for the Display segment saw a decline during the first nine months to 34.0% from 42.0% in the previous year. Even though actual gross margin on Display sales increased by $1.2 million from the previous year, the percentage declined mainly because of the inclusion of Panelview products that traditionally have margins around 20%, while our ruggedized display products have margins around 40%.

Gross margins for the third quarter as a percentage of net sales decreased to 32.6% from 34.5% in the previous year. Gross margin percents for the microelectronic segment were approximately the same at 33.8% compared to 33.7% from the previous year. The stability was due to a reduction of costs including payroll expenses throughout the microelectronic segment, which helped to offset the lower average selling price of the current quarter. Gross margin for the Display segment declined to 29.9% from 39.8% mainly because of the inclusion of Panelview products in the third quarter which have margins of approximately 20% versus approximately 40% for our ruggedized display products.

The Company could experience competitive pressures in its markets from existing companies which could: 1) reduce the demand for its products, 2) limit its ability to hold current average selling prices, 3) restrict access to electronic and display components from our key suppliers, or 4) make it harder to hire and retain key people in the manufacturing, technical, and engineering areas. Unfavorable events in any of these areas could impact the Company’s ability to manufacture product and maintain current sales or gross margin levels. Accordingly, there can be no assurance that the Company will be able to sustain its recent gross margins.

Research and Development Expenses

Research and development expenses for the nine months ended June 30, 2001 increased $657,000 from the same period in the previous year. These expenses totaled 5.6% of net sales for the current period, which was consistent with the same comparable period of the prior year. The main source of the increase came from the Microelectronic segment, which increased spending $681,000 from the previous year. During this period, the Microelectronic segment spent $230,000 to begin development of tamper resistant memory modules. Additional engineers were hired for the commercial division, as product development for the MCP products increased due to an increased demand for higher density, space saving solutions. Other major ongoing product development efforts in the Microelectronic segment include SDRAM, SSRAM, microprocessor modules, ball grid array products, development of new packaging designs for memory products, and qualification of new semiconductor products. The Display segment research and development expenses were $24,000 less than last year due to a reduction in interface equipment development.

For the quarter ended June 30, 2001, research and development expenses increased $246,000 from the previous year, totaling 6.4% of net sales. The Microelectronic segment increased spending by $289,000 for the three months ended June 30, 2001, $100,000 of which was directly related to the development of tamper resistant memory modules; while the Display research and development expenses decreased $43,000 from last year. The reduction in research and development expenses for interface products was partially offset by a $26,000 increase based on the inclusion of spending for Panelview products.

The Company believes continued strategic investment in process technology and product development is essential for it to remain competitive in the markets it serves. The Company is committed to appropriate levels of expenditures for research and development.

Selling, General and Administrative Expenses

Selling expenses for the nine months ended June 30, 2001, increased $771,000 from the same period of the previous year. Microelectronic sales expense represented $351,000 of this increase, while Display accounted for $420,000 of the increase. The largest component of the increase in Microelectronic sales expenses was a $214,000 increase in sales commission expenses based on a 13% sales increase for the segment from the previous year. The remaining increase was due to expenses for advertising and marketing to support sales in the commercial and military markets. The increase in the Display segment was mainly due to the inclusion of $431,000 of selling expenses for the Panelview division since its acquisition date.

For the quarter ended June 30, 2001, total selling expenses were $114,000 lower than the same period in the previous year. Microelectronic segment expenses were $410,000 lower than last year mainly due to minimal marketing projects in the third quarter and a reduction of overall selling expenses, including travel and salaries, in an effort to reduce costs. Commission expenses for the quarter were also $274,000 lower than the comparable quarter due to a 25% reduction of total sales for that segment. Selling expenses for the Display segment were $296,000 higher than the same period last year mainly because of the inclusion of $285,000 of selling expenses from the Panelview division.

General and administrative expenses, including corporate expenses, increased $79,000 overall for the nine months ended June 30, 2001, due to the inclusion of $292,000 of expenses from the Panelview division. This increase was offset by a decrease in corporate-wide employee incentive pay expense.

General and administrative expense for the quarter ended June 30, 2001, increased $177,000 when compared to the same period in the previous year. This increase was mainly due to the inclusion of $190,000 of Panelview general and administrative expenses.

Interest Expense

Interest expense increased $29,000 for the nine months ended June 30, 2001, and decreased $58,000 for the three months ended June 30, 2001, when compared to the same periods of the previous year. Additional borrowings against the line of credit have declined during the third quarter due to an increased cash flow because of collection of accounts receivable and reduced inventory purchases. Interest rates have decreased significantly since last year with averages for the nine-month period dropping from 8.9% to 8.4% and quarterly averages declining from 9.2% to 7.3%.

Amortization of Goodwill and Intangible Assets

Amortization expense increased $184,000 for the nine months ended June 30, 2001, and increased $204,000 for the three months ended June 30, 2001, when compared to the same period of the previous year. The $39,000 per month of goodwill expense associated with the Electronic Designs and Crystallume merger in 1995 was fully amortized as of September 2000, resulting in a $350,000 decrease in amortization expense for the nine-month period. This decrease was offset by $534,000 of goodwill amortization expense resulting from the January 29, 2001 merger with Panelview.

Beginning in fiscal year 2002, the Company will adopt FAS 142 (see note 7.). The effect of this accounting standard will be to stop the monthly amortization of the goodwill acquired in the purchase of Panelview (see note 6.) The adoption of this standard for fiscal 2002 will reduce amortization expense by $106,745 per month.

Liquidity and Capital Resources

Cash on hand as of June 30, 2001 totaled $2.4 million. During the first nine months of fiscal 2001, cash provided by operations was approximately $8.2 million. The sum of net income, depreciation, and amortization totaled approximately $3.7 million. Accounts receivable and inventory were significantly lower on June 30, 2001, accounting for a large portion of net cash provided. Those changes in assets, along with a $516,000 stock option tax benefit, helped to offset the reduction of accounts payable.

Accounts receivable decreased $4.6 million from the fiscal year ended September 30, 2000. This decrease is consistent with lower quarterly sales in the third quarter when compared to the fourth quarter of last year. Sales were $22.1 million in the third versus $25.1 million in the fourth quarter of 2000. The current accounts receivable balance of $11.3 million represents 51% of the current quarterly sales rate and is lower than the 58% ratio at September 30, 2000. The decreased ratio reflects a higher collection rate in the Microelectronic segment. Accounts receivable totals include $1.2 million of receivables from the Panelview acquisition, resulting in a net decrease of receivables of $3.4 million from September 30, 2000.

Inventory levels have decreased $6.1 million from the year ended September 30, 2000. This decrease is partially the result of a $3.0 million inventory reserve taken against Microelectronic inventory, offset by the inclusion of $1.6 million of Panelview display inventory, resulting in a net decrease of $4.5 million from September 30, 2000. Inventory purchases within the fiscal third quarter of 2001 have been minimized in an effort to further reduce inventory on hand. The current inventory balances also take into account projected fourth quarter production requirements and order cancellations. Inventory amounts, when compared to the current quarterly sales rate, decreased from 95.1% of fourth quarter sales at year-end to 87.7% of sales for the last quarter. The Company is currently adjusting its inventory levels to match projected production requirements. The Company will continue to review inventory levels against projected demand, for obsolescence and lower of cost or market factors, and make appropriate adjustments when needed.

Accounts payable as of June 30, 2001, was $4.4 million less than at the end of fiscal 2000. The decrease was attributable to the decrease in inventory purchases and a company-wide reduction in overall spending. The inclusion of Panelview’s accounts payable of $566,000 in the Fiscal 2001 amounts partially offset the pay down of accounts payable.

Capital expenditures for the nine months ended June 30, 2001, totaled approximately $1.5 million. Approximately $1.2 million was spent on production equipment for the Microelectronic manufacturing facilities, including $213,000 spent on an expansion to house the tamper-resistant memory module coating processes. The remaining capital expenditure funds were spent on computer equipment and various manufacturing equipment throughout the Company. Capital expenditures for the remaining portion of fiscal 2001 will probably be at a lower quarterly rate than the amounts incurred in the first nine months because the Company believes it currently has capacity to meet productions requirements for the remainder of the fiscal year. Cash from operations, line of credit borrowings, or operating lease financing will fund future capital expenditures.

The Company uses a $12 million revolving credit agreement with Bank One for short-term financing needs. As of the end of the third quarter, the Company was in compliance with all debt covenant requirements in the loan agreement. The Company believes that cash generated by operations, in addition to its borrowing capability, should be sufficient to fund its cash needs for the next twelve months.

Certain matters discussed in this document contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. The words “believe,” “expect,” “anticipate” and other similar statements of expectations identify forward-looking statements, and include expectations regarding the future demand for the Company’s products, the effect of interest rate changes and future research and development and capital expenditures, that speak only as of the date the statement is made. These forward-looking statements are based largely on Management’s expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company’s control. Certain risks are described above and in the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, and Registration Statement on Form S-3 dated April 11, 2001, under the heading “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this document will prove to be accurate. Actual results may differ materially from those in the forward-looking statements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the end of the quarter ended June 30, 2001 the Company had an outstanding balance of $830,000 borrowed against its revolving line of credit with Bank One. During the first nine months, the average total outstanding balance of the line of credit on a daily basis was approximately $3.9 million. Interest is charged against the borrowings based on two rates: the Bank One “prime rate,” which is similar to the prime rate charged by major banking institutions in the United States, and a rate based on LIBOR (the London Interbank Offering Rate) plus 2.25%. During the first nine months of fiscal 2001, the Bank One prime rate averaged 8.42%, and was at 6.75% as of June 30, 2001. During the first nine months, the LIBOR plus 2.25% rate averaged 7.1%, and was at 6.4% as of May 30, 2001, which was the last date funds were in that account. During the first nine months, an average balance of $2.4 million was funded using the LIBOR plus 2.25% rate.

The Company is subject to changes in prime rate based on Federal Reserve actions and general market interest fluctuations. The Company is also subject to fluctuations in the LIBOR rate. Based on average borrowings of $3.9 million for the first nine months, a hypothetical rate increase of 0.5% would increase interest expense approximately $4,875 per quarter. Using the quarter ending outstanding balance of $830,000, a 0.5% rate increase would increase interest expense approximately $1,038 per quarter from the current expense level. The Company believes that moderate interest rate increases will not have a material adverse impact on its results of operations, or financial position, in the foreseeable future.

PART II

ITEM 5

OTHER INFORMATION

On January 29, 2001, the Company completed the acquisition of Panelview, Inc., a manufacturer of display products located in Oregon. Panelview provides optical enhancements to display products sold to the transportation, medical and instrumentation markets.

The Company issued 905,000 shares of common stock in exchange for all of the outstanding shares of Panelview. Based on the average market price of the Company’s common stock in the period a few days before the acquisition date, the transaction had a value of approximately $9.0 million. This amount consists of $8,880,313 based on the market value of 905,000 shares of common stock, and $142,289 of direct acquisition costs. In addition, the former shareholders of Panelview can earn up to an additional $1.0 million of the Company’s common stock if certain revenue and operating contribution targets are met. The targets are based on Panelview’s performance over the twelve-month period from February 2001 through January 2002. If the targets are achieved, the stock will be issued in April 2002.

As part of the purchase agreement, 90,500 shares of common stock were held in escrow pending any future claims that may arise against Panelview. If no claims arise, these shares will be issued January 29, 2002. A purchase liability, based on the market value of the common shares at the time of acquisition, of $883,125 has been accrued as a current liability.

As of June 30, 2001, the financial results of the Panelview division do not make it appear likely that it will achieve the revenue and operating contribution targets required to earn an additional $1.0 million of the Company’s stock. Therefore, no liability has been accrued for this cost.

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

Dated: August 13, 2001