Form 10-K405
period 2001-09-29
WHITE ELECTRONIC DESIGNS CORP
filed 2001-12-21
CIK 13606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 29, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-4817

WHITE ELECTRONIC DESIGNS CORPORATION

(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-0905052 (I.R.S. Employer Identification No.)

3601 E. University Drive Phoenix, Arizona (Address of principal executive offices)	85034 (Zip Code)

Registrant’s telephone number, including area code:	602/437-1520

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, without par value (stated value $.10 per share)	NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.[x]

As of December 1, 2001, the aggregate market value of the Registrant’s Common Stock held by non-affiliates (based upon the closing price of the shares on the NASDAQ National Market on December 1, 2001) was approximately $ 115,500,000.

On December 1, 2001, 19,608,606 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Shareholders are incorporated by reference into PART III, Items 10, 11, 12 and 13 of this Annual Report.

PART I

ITEM 1	BUSINESS	3

GENERAL		3

MICROELECTRONIC BUSINESS SEGMENT		4

DISPLAY BUSINESS SEGMENT		4

PRINCIPAL CUSTOMERS		5

RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT		6

REGULATORY MATTERS		6

RAW MATERIALS		7

INTELLECTUAL PROPERTY		7

EMPLOYEES		7

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS		7

RISK FACTORS		8

ITEM 2	PROPERTIES	10

ITEM 3	LEGAL PROCEEDINGS	11

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11

PART II

ITEM 5	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS	12

ITEM 6	SELECTED FINANCIAL DATA	12

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	18

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	18

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	18

ITEM 11	EXECUTIVE COMPENSATION	19

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	19

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	19

PART IV

ITEM 14	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	19

SIGNATURES		21

REPORT OF INDEPENDENT ACCOUNTANTS		22

CONSOLIDATED BALANCE SHEET		23

CONSOLIDATED STATEMENT OF INCOME		24

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY		25

CONSOLIDATED STATEMENT OF CASH FLOW		26

PART I

ITEM 1 BUSINESS

GENERAL

White Electronic Designs Corporation is an Indiana corporation organized in 1951. On October 26, 1998, Bowmar Instrument Corporation (“Bowmar”) merged with Electronic Designs, Inc. (“EDI”). In connection with the merger, Bowmar changed its name to White Electronic Designs Corporation (the “Company”). While Bowmar was the legal acquirer, the merger was accounted for as a reverse acquisition purchase whereby EDI was deemed to have acquired Bowmar for financial reporting purposes. Consistent with the reverse acquisition purchase accounting treatment, the historical financial statements presented for periods prior to the merger date are the financial statements of EDI, not the previously reported consolidated financial statements of Bowmar. The operations of both companies combined as White Electronic Designs Corporation have been included in the financial statements from the date of the merger.

On January 29, 2001 the Company completed the acquisition of Panelview, Inc., a manufacturer of display products located in Oregon. Panelview provides optical enhancements to display products sold to the transportation, medical and instrumentation markets.

The Company issued 814,500 shares of common stock, and authorized the additional issuance of 90,500 shares of common stock after one year, in exchange for all of the outstanding shares of Panelview. Based on the average market price of the Company’s common stock in the period just prior to the acquisition date, the transaction had a value of approximately $9.0 million. This amount consists of $8,880,000 based on the market value of 905,000 shares of common stock, and $142,000 of direct acquisition costs. In addition, the former shareholders of Panelview can earn up to an additional $1 million of the Company’s common stock, if certain revenue and operating contribution targets are met. The targets are based on Panelview’s performance over the twelve-month period from February 2001 through January 2002. If the targets are achieved, the stock will be issued in April 2002.

As of September 29, 2001, the financial results of the Panelview division do not make it appear likely that they will achieve the revenue and operating contribution targets required to earn an additional $1 million of the Company’s stock. Therefore, no liability has been accrued for this cost, at this time.

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

As part of the purchase agreement, 90,500 shares of common stock were held back pending any future claims that may arise against Panelview. If no claims arise, these shares will be issued on January 29, 2002. A purchase liability, based on the market value of the common shares at the time of acquisition, of $888,000 has been accrued as a current liability.

The Company has two business segments. Each of the two business segments require different design and manufacturing resources and serve customers in different markets. The microelectronic segment manufactures high-density semiconductor memory and microprocessor products for use in telecommunications, data communications and military aerospace markets. The display segment manufactures ruggedized liquid crystal displays, and display viewing enhancements for customers in a variety of industries. The Company’s executive offices are located at 3601 E. University Drive, Phoenix, Arizona 85034, (602) 437-1520.

MICROELECTRONIC BUSINESS SEGMENT

Financial information for the microelectronic segment is disclosed in Note 16 of Notes to the Consolidated Financial Statements.

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

The products designed, manufactured, and sold by the Company in its microelectronic segment are sold to original equipment manufacturers in the United States, Europe and Asia through the Company’s sales personnel and independent sales representatives and distributors. The Company’s microelectronic segment business is not seasonal. The Company does not provide extended payment terms to its customers. Products in the microelectronic segment are sold under a standard one-year warranty and may be returned for repair or replacement during the warranty period.

The backlog for microelectronic products, represented by purchase orders from our customers, was approximately $27,849,000 and $38,445,000 at the end of fiscal years 2001 and 2000, respectively. This decrease was primarily caused by a general business slowdown, during fiscal 2001, in the telecommunications equipment industry. Approximately 90% of the segment’s fiscal 2000 backlog was shipped during fiscal 2001. Approximately 85% of the fiscal 2001 year-end backlog is expected to be shipped during fiscal 2002. The backlog after fiscal 2002 is a result of customer requirements and demand for the products, not capacity restraints.

The Company’s principal competitors in the commercial memory market, Smart Module Technology, a subsidiary of Solectron Corp., and Simple Technology, Inc. (STEC) are larger than the Company and have substantially greater financial, technical, marketing, distribution and other resources. Smart Module Technology. manufactures a broad range of memory modules in high volume. In addition, the Company competes with a number of smaller companies, and larger semiconductor companies, who are now in the market or may in the future, enter the market. The Company competes in this market on the basis of many factors, including access to advanced semiconductor products at competitive prices, successful and timely product introduction, design capability, lead times, quality, product specification, pricing and customer service.

The Company’s main competitor in the military market is the microelectronics division of Aeroflex Corporation. Aeroflex is a larger business organization than the Company and may have greater financial and other resources. Companies compete for this business on the basis of many factors, including cost and quality systems (which allow for compliance with U.S. and foreign military standards), longer term access to advanced semiconductor products in die and wafer form, successful and timely product introduction, inclusion of products on standard military drawings, design capabilities, lead times, product specification, pricing and customer service.

DISPLAY BUSINESS SEGMENT

Financial information for the display segment is disclosed in Note 16 of Notes to the Consolidated Financial Statements.

The Company designs and manufactures ruggedized active matrix liquid crystal displays, AMLCDs, and enhanced viewing displays (ranging in size from 4.0” to 18.1”) in display head, monitor, instrumentation, and computer system formats, which are sold mainly to customers in the aviation and aerospace industries. These displays offer significant advantages over other commercially available displays. Significant features of these displays include sunlight readability and ruggedized construction for operating temperatures from -35 to +85 degrees Celsius. The Company is growing its display product segment by offering a broad range of products based on different sized AMLCD panels, as well as developing advanced display driver electronics. The acquisition of Panelview, Inc. in January, 2001, expanded the Company’s optically enhanced display products to include displays sold to the transportation, medical and instrumentation markets. As with any new product, there is no assurance that the display products developed, or to be developed, by the Company will be commercially acceptable or profitable.

The Display segment also manufactures and sells electromechanical components and instrument packages consisting of ruggedized keyboards, rotating devices, including gear heads, mechanical counters, dial drives, mechanical packages and related devices. Specific applications for these products include controls for automatically tuning airborne radio transmitters and receivers, controls for fuel flow in jet engines and selected automatic flight control servomechanisms. These products are sold principally to aircraft instrument manufacturers as information displays in aerospace and ground equipment.

The Company also produces digital displays, which permit a more accurate readout of information than is feasible with analog meters. These include display devices, which respond electro-magnetically to electronic input signals, thus eliminating mechanical transmission delays. These products are sold primarily to aircraft instrument manufacturers.

The display segment backlog was approximately $19,983,000 and $9,705,000 at the end of fiscal years 2001 and 2000, respectively. This fiscal 2001 backlog includes $8.2 million of Panelview orders. Approximately 67% of this segment’s 2000 backlog was shipped during fiscal 2001. Approximately 72% of the fiscal 2001 year-end backlog is expected to be shipped during fiscal 2002. The backlog after 2002 is a result of customer requirements not capacity restraints. There are no seasonality factors affecting the display business.

The principal elements of competition among display suppliers are display performance (e.g., brightness, color capabilities, contrast and viewing angle), size and weight, design flexibility, power usage, durability and ruggedness and cost. While the primary competition for the AMLCD is currently cathode ray tube displays, the Company’s products compete with other flat panel displays including gas plasma and electro-luminescent displays. The Company believes that price, product reliability and the ability to meet delivery schedules are key competitive factors. The Company competes with numerous other companies in the display segment, such as Planar and Polarvision, many of which have greater financial resources, larger technical and marketing resources and in some instances more advanced technology products than those of the Company.

PRINCIPAL CUSTOMERS

In fiscal 2001, sales to one customer did not account for more than 10% of total company sales. The Company’s sales are split between original equipment manufacturers in the network and telecommunications industries, board assembly companies, and U.S. prime contractors in the defense industry. Sales to prime contractors can be for relatively large dollar amounts and sometimes call for deliveries over more than one year. The award of new contracts or the expiration of old contracts could have a significant short-term impact on sales and operating results. Sales of commercial memory products are usually based on high volume purchase orders with deliveries scheduled over several months. The award of new purchase orders is based upon the Company’s ability to supply the original equipment manufacturer or assembly company with products that meet current technological and quality requirements. The Company sells memory and display products to over 400 companies throughout the world. Customers for the Company’s microelectronic products include Arrow Electronics, Cisco Systems, Credence Systems, Honeywell, Intel/Dialogic, Lockheed Martin, Lucent Technologies, Network Appliance, Northrop Grumman and Raytheon. Of these customers, Lucent accounted for 11.0% of microelectronic segment sales, Arrow Electronic accounted for 5.1% and Cisco 9.6%. The sales to Lucent and Cisco occurred in the first half of Fiscal 2001 and were based on orders booked in Fiscal 2000. There was very little activity with either of these customers in the second half of Fiscal 2001 because of the general business slowdown in the telecommunications equipment industry. No other customer accounted for more than 5.0% of microelectronic segment sales. The Company’s display customers include Ametek Aerospace, Avex Aerospace, Avidyne, Computing Devices, Garmin Industries, Honeywell, Litton, Rockwell, Smiths Industries, and the United States Department of Defense. As a percent of display segment sales, the U.S. Department of Defense accounted for 8.2%, Smiths Industries 6.6%, Litton 6.4%, and Garmin 9.3%. Total Company foreign sales for fiscal 2001, 2000, and 1999 were $20,240,000, $14,367,000 and $10,472,000 respectively.

RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT

Current research and product development activities are directed primarily toward the improvement of existing standard products. Some projects, however, are focused on the development of new products or processes. The Company devotes minimal resources to pure research and development, but emphasizes the application of its engineering expertise to the development and refinement of proprietary products or technologies. Expenditures by the Company on research and product development for fiscal years 2001, 2000 and 1999 amounted to approximately $5,302,000, $5,014,000, and $3,651,000, respectively. Research and product development efforts are principally conducted by the Company’s engineering staff.

We believe that continued strategic investment in process technology and product development is essential for us to remain competitive in the markets we serve. We are committed to appropriate levels of expenditures for research and development.

REGULATORY MATTERS

Government Contracting Regulation

A significant portion of the Company’s business in fiscal 2001 was derived from subcontracts with prime contractors of the U.S. Government. As a U.S. Government subcontractor, the Company is subject to Federal Government contracting regulations. Under these regulations, the U.S. Government is entitled for three years after final payment on certain negotiated contracts or contract modifications to examine all of the Company’s cost records with respect to such contracts to determine whether the Company furnished complete, accurate and current cost or pricing data to the government in connection with the negotiation of the price of the contract or modification. The U.S. Government also has the right after final payment to seek a downward adjustment to the price of a contract or modification if it determines that the contractor failed to disclose complete, accurate and current data. Historically, the Company has not experienced downward adjustments.

In addition, the Federal Acquisition Regulations govern the allowability of costs incurred by the Company in the performance of U.S. Government contracts to the extent that such costs are included in its proposals or are allocated to U.S. Government contracts during performance of those contracts.

The Company’s subcontracts provide that they may be terminated at the convenience of the U.S. Government. Upon such termination, the contractor is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs incurred and allocable to the contract and an allowance for profit on the allowable costs incurred or adjustment for loss if completion of performance would have resulted in a loss. In addition, the Company’s subcontracts provide for termination for default if the Company fails to perform or breaches a material obligation of a subcontract. In the event of a termination for default, the customer may have the unilateral right at any time to require the Company to return unliquidated progress payments pending final resolution of the propriety of the termination for default. The Company may also have to pay the excess, if any, of the cost of purchasing a substitute item from a third party. If the customer has suffered other ascertainable damages as a result of a sustained default, the customer could demand payment of such damages by the Company.

In connection with the Company’s U.S. Government business, the Company also is subject to government investigations of its policies, procedures and internal controls for compliance with procurement regulations and applicable laws. The Company may be subject to downward contract price adjustments, refund obligations or civil and criminal penalties. In certain circumstances in which a contractor has not complied with the terms of a contract or with regulations or statutes, the contractor might be debarred or suspended from obtaining future contracts for a specified period of time. Any such suspension or debarment of the Company would have a material adverse effect on the Company’s business.

It is the Company’s policy to cooperate with the Government in any investigations of which it has knowledge, but the outcome of any such Government investigations cannot be predicted with certainty. The Company believes it has complied in all material respects with applicable government requirements.

Environmental Protection

Compliance with federal, state and local laws or regulations, which govern the discharge of materials into the environment, has not had a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

RAW MATERIALS

The most significant raw materials that the Company purchases in its operations are memory devices in wafer, die and component forms and AMLCD panels. In a time of strong demand for memory integrated circuits and other products, the Company’s access to adequate supplies of wafers, dies and other components may be constrained or subject to shortages. In addition, AMLCD panels may also be in short supply at times. The Company is highly dependent on one SRAM semiconductor manufacturer for memory devices, one major display manufacturer of AMLCD panels, and one package manufacturer of ceramic packages for military components. The Company believes it has good relationships with its vendors and is not currently anticipating any difficulties in purchasing components. However, the Company does not have specific long-term contractual arrangements with its vendors and the loss of any of its primary vendors or the loss of access to steady sources of supply could have an adverse effect on the Company’s business.

INTELLECTUAL PROPERTY

The Company relies on trade secret laws to establish and maintain proprietary rights in its technology and products. The Company enters into confidentiality agreements with its employees, consultants and other third parties with whom it contracts to protect its trade secrets.

EMPLOYEES

The Company employs 309 people. Of such employees, 154 were employed in the microelectronic segment and 151 in the display segment and 4 in corporate administration. A total of 55 of the Company’s employees in the display segment were employed pursuant to collective bargaining agreements covering workers at the Company’s Display division in Fort Wayne, Indiana. This agreement is effective through November 15, 2004. The Company believes its labor relations are satisfactory.

FINANCIAL INFORMATION BY GEOGRAPHIC SEGMENT

See Note 16 in Notes to the Consolidated Financial Statement for information relating to foreign sales by geographic segment.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain matters discussed in this document contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. The words “believe,” “expect,” “anticipate” and other similar statements of expectations identify forward-looking statements, and include expectations regarding the future demand for the Company’s products, the amount of backlog to be shipped in Fiscal 2002, expected changes in sales to certain industries, the market acceptance and profitability of the Company’s new products, expectations of future amortization expense and performance by the Panelview division, future purchases of components, the need to draw on the Company’s line of credit, the effect of interest rate changes and future research and development and capital expenditures, all of which speak only as of the date the statement is made. These forward-looking statements are based largely on Management’s expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company’s control. Certain risks are described above and in this Item 1 under the heading “Risk Factors.” In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this document will prove to be accurate. Actual results may differ materially from those in the forward-looking statements. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements.

RISK FACTORS

Operating Results

Capital Expenditures and Operating Expenses. The Company’s need for continued significant expenditures for capital equipment purchases, research and development and ongoing customer service and support, among other factors, will make it difficult for the Company to reduce its operating expenses in a particular period if the Company’s net sales for a period are not met because a substantial component of the operating expenses are fixed costs. Accordingly, there can be no assurance that the Company will be able to be profitable or that it will not sustain losses in future periods. Due to the foregoing factors, it is likely that in some future quarter the Company’s operating results will be below the expectations of public market analysts and investors. In such an event, the price of the Company Common Stock may be materially adversely affected.

Microelectronic Business. In connection with the Company’s microelectronics memory business, a wide array of factors could cause the Company’s results of operations and gross margins to fluctuate in the future from period to period. The primary factors that might affect the Company’s results of operations in this regard include the cyclical nature of the semiconductor market; any loss of a principal customer or any short term loss of a customer due to product inventory accumulation by the customer; any inability to procure required components; any adverse changes in the mix of products sold by the Company; and any downturn of the semiconductor market which could cause a decline in selling unit prices, diminished inventory value, and less demand for commercial memory products as customers restrict inventory levels.

Even in the absence of cyclical conditions, the average selling prices of our products have historically decreased during the products’ lives, and we expect this trend to continue. In order to offset these average selling price decreases, we attempt to decrease manufacturing costs, and introduce new, higher priced products that incorporate advanced features. If these efforts are not successful, our business, financial condition, and results of operations could be seriously harmed.

Reduction in Inventory Values. Historically, the Company has experienced reductions in value of the Company’s inventories due to unexpected demand declines, resulting from a softening of the semiconductor and telecommunications industries. Such declines in inventory valuation have had an adverse effect on the Company’s financial condition and results of operations in the past and could have an adverse effect on the Company’s financial condition and results of operations in future periods.

Dependence on Defense Industries

Our current orders from defense-related companies account for a material portion of the Company’s overall revenues. Military capital expenditure levels have been declining for some years now and depend on factors that are outside the control of the Company. In addition, the U.S. defense industry has been moving toward the purchase of “commercial off-the-shelf” (“COTS”) products rather than those manufactured as compliant to specified military standards. In fiscal 2001, military related sales accounted for approximately 46% of the Company’s overall sales. Changes in military spending and the shift in military demand for microelectronics and display products may have an adverse effect on the sales and profit of the Company. Reductions in military spending could adversely affect our business, financial condition, and results of operations.

Dependence on International Sales and Purchases

The Company anticipates that international sales will continue to account for a significant portion of the Company’s net sales. In fiscal 2001, foreign sales accounted for approximately 22% of the Company’s overall sales. In addition, the majority of the components used by the Company in connection with products for military applications are acquired from foreign manufacturers worldwide, particularly countries located in Asia. As a result, a significant portion of the Company’s sales and purchases are subject to the risks of international business, including fluctuations in foreign currencies which can diminish demand for the Company’s products by making them more expensive, trade disputes, changes in regulatory requirements, tariffs and other barriers, the possibility of quotas, duties, taxes or other changes or restrictions upon the importation or exportation of the products being implemented by the United States, timing and availability of export licenses and the general economies of these countries in which the Company transacts business. Foreign suppliers of semiconductors and displays are regularly threatened with, or involved in, pending trade disputes and sanctions which, if realized, could materially adversely effect the Company by closing off critical sources of supply for the raw materials used to produce our products.

Downturns in the Markets in Which We Sell Our Products

During the years of 1999 and 2000, the telecommunications industry saw explosive growth in sales mainly because of advances in computer technology, development of enhanced signal carrying technologies, and the expansion of the Internet. However, during 2001 the Company experienced a dramatic decline in orders for networking and telecommunication equipment because of slowing demand, broadband overcapacity, and failure of hundreds of Internet companies. We currently sell a large majority of our commercial microelectronic products to original equipment manufacturers in the telecommunications industry. The growth of this industry helped our commercial division grow significantly during 1999 and 2000. However, the downturn in the industry and the United States’ economy in general in 2001 adversely affected the sales of our commercial division. The Internet is still in a formative and developmental stage. There may be unpredictable changes in the future that may cause reduced growth in Internet usage. It would be reasonable to assume that the telecommunications industry could continue to experience declining, or slow growth rates, similar to many other industries that grew and matured. Given our current dependence on this industry for a large portion of our sales and profits, a continued period of slow growth, or a significant worsening of the United States’ economy in general, would have a material adverse effect on our business.

Our continued success also depends on continued growth of other various industries that use our products, including the following industries: medical electronics and equipment, global positioning systems and devices, outdoor liquid crystal displays, industrial controls, aviation electronics and equipment, and military equipment. Any decline in the demand for equipment in these industries could also seriously harm our business, financial condition, and operating results.

Absence of Contractually Assured Sources of Supply/General Limitations on Supply

The most significant raw materials that the Company purchases in its operations are memory devices in wafer, die and component forms and AMLCD panels. In a time of strong demand for memory integrated circuits and other products, sources of supply of wafers, die and other components may be constrained and subject to shortages, and the ability of the Company to compete is heavily dependent on its ability to maintain access to steady sources of supply. AMLCD panels may also be in short supply, at times. The Company is highly dependent on one SRAM semiconductor manufacturer for memory devices, one major display manufacturer of AMLCD panels, and one package manufacturer of ceramic packages for military components. The Company does not have specific long-term contractual arrangements with its vendors, although it believes it has good relationships with its vendors. No assurance can be given that existing access to the Company’s current sources of supply may not be impaired in the future. Any such impairment could have a material adverse effect on the Company.

A manufacturer’s ability to compete is heavily dependent on its ability to maintain access to steady sources of supply. To address these needs, the Company has maintained strong relationships with leading semiconductor, display, and ceramic package manufacturers in the United States and the Far East. The Company has no specific long-term contractual arrangement with its vendors.

The Company has not encountered, and does not anticipate encountering any significant difficulty in its purchase of components (some of which must be ordered months in advance). However, any disruption of supplies from one of our key vendors could seriously harm our business, financial condition, and results of operations.

Maintaining Qualified Personnel

The Company’s ability to compete in the market and successfully manufacture quality products is dependent on our ability to attract and retain qualified employees in the areas of product design, engineering, operations management, manufacturing production, and sales. The demand for people with expertise in these areas has been very high for the past several years, and competition for qualified talent is intense. The loss of key personnel in any one of these areas, particularly in our display segment, could have a material adverse effect on the results of the business segment.

Protection of Intellectual Property Rights

         We rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants, and third parties. However, these parties may breach these agreements, and we may not have adequate remedies for any breach. The loss of proprietary internal information could have an adverse effect on our business.

Risks of Technology Change and Development of New Products

         The Company’s future results of operations will be dependent upon its ability to improve and market its existing products and to develop, manufacture and market new products. There can be no assurance that the Company will be able to continue to improve and market its existing products or develop and market new products, or that technological developments will not cause the Company’s products or technology to become obsolete or noncompetitive.

         Many of the Company’s display products have been developed based on products procured from Sharp Electronics Corporation (“Sharp”). Competitors in the flat panel display business are investing substantial resources in the development and manufacture of flat panel displays using a number of alternative technologies. In the event these efforts result in the development of products that offer significant advantages over Sharp’s and the Company’s products, and the Company is unable, in a timely manner, to improve its technology or develop or acquire alternative technology that is more competitive, the Company’s business and results of operations will be adversely affected.

         Like many other companies that operate in the microelectronic and display industries, we face a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. Our future success depends on our ability to develop and introduce new products that customers choose to buy. Ultimately, whether we can successfully introduce these new products depends on our ability to develop and implement new ways of manufacturing products. If we are unable to design, develop, manufacture, market and sell new products successfully, our business, financial condition, and results of operations would be seriously harmed.

Volatile Market Price for Company Stock

The market price for the Company’s common stock is subject to fluctuations in response to a number of factors, including variations in the Company’s quarterly operating results, perceptions about market conditions in the microelectronics and defense industries, and the effect of general economic conditions, many of which are unrelated to the Company’s operating performance. In addition, the stock market generally has experienced significant price and volume fluctuations. These market fluctuations could have a material adverse effect on the market price or liquidity of the Company’s Common Stock.

Environmental Regulations

The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Increasing public attention has been focused on the environmental impact of microelectronic manufacturing operations. While the use of toxic, volatile or otherwise hazardous substances by the Company is small, there can be no assurance that changes in environmental regulations will not impose the need for additional capital equipment or other requirements. Any failure by the Company to control the use of, or to adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on the Company’s business, financial conditions and results of operations.

ITEM 2 PROPERTIES

The Company leases a facility under an operating lease in Phoenix, Arizona consisting of approximately 53,000 square feet. The facility is used as the Company’s corporate offices and for all manufacturing of the military components of the microelectronic segment. The Company also leases a 33,000 square foot facility located in Westborough, Massachusetts for manufacturing and development of commercial microelectronic products and display products. The Company owns a facility in Ft. Wayne, Indiana consisting of a building with approximately 75,000 square feet of space used for the manufacture of display and electromechanical products. The Company also owns ten acres of vacant land adjacent to the building. The Company’s Panelview subsidiary leases approximately 25,000 square feet of office and manufacturing space in the Portland, Oregon area for manufacturing enhanced display products. Panelview has recently entered into a lease for a 43,000 square foot facility to consolidate the Company’s display lamination activities. Panelview is expected to move from its current facilities to the new facility in January 2002. All of the Company’s owned real property has been pledged as security for the Company’s line of credit and term loans with Bank One. Management considers these properties to be well maintained and adequate for their use. All properties have additional capacity, which could be utilized in the event of increased production requirements.

ITEM 3   LEGAL PROCEEDINGS

From time to time, the Company is subject to claims and litigation incident to its business. There are currently no material pending proceedings to which the Company is a party, or any of its property is the subject.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE COMPANY

The names, ages, positions and business experience of all of the executive officers of the Company are listed below. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Shareholders and serve until the next annual election or until their successors have been elected and qualified or as otherwise provided in the Company’s by-laws.

There are no family relationships between any of the directors and executive officers of the Company nor any arrangement or understanding between any such executive officer and any other person pursuant to which he was elected as an executive officer.

Hamid R. Shokrgozar, 41 President, Chief Executive Officer and Chairman of the Board	President, Chief Executive Officer and Chairman of the Board of the Company. Appointed President and CEO of Bowmar Instrument Corporation on January 3, 1998 and Director of the Company in February 1998. From 1993 to 1998, Mr. Shokrgozar served as President of White Microelectronics, the largest division of Bowmar Instrument, and served as Vice President Engineering and Technology from 1988 to 1993. Mr. Shokrgozar was elected Chairman of the Board on August 31, 2000. Mr. Shokrgozar holds a U.S. Patent for the invention of “Stacked Silicon Die Carrier Assembly”

William J. Rodes, 47 Chief Accounting Officer, Treasurer and Secretary	Chief Accounting Officer for the Company since October 2000. Mr. Rodes was appointed Treasurer and Secretary of the Company in August 1999. Mr. Rodes was Corporate Controller from May 1999 to September 2000. Mr. Rodes was Controller for the White Microelectronics Division of Bowmar Instrument Corporation from 1993 to 1999. From 1990 to 1991 he served as Manager of Cost Accounting and Financial Analysis for California Micro Devices.

PART II

ITEM 5    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED
                 SHAREHOLDER MATTERS

The Company’s Common Stock is currently traded on the NASDAQ National Market under the symbol WEDC. The following table sets forth the high and low sales prices for the Common Stock by quarter over the last two fiscal years.

	Fiscal 2001
Common stock market price	Sep 29, 01	Jun 30, 01	Mar 31, 01	Dec 30, 00

High	$4.60	$5.50	$10.63	$13.50

Low	$2.85	$2.93	$4.38	$5.38

	Fiscal 2000
Common stock market price	Sep 30, 00	Jul 1, 00	Apr 1, 00	Jan 1, 00

High	$18.63	$14.75	$18.38	$5.50

Low	$10.38	$7.00	$4.25	$2.44

As of December 1, 2001, there were approximately 11,139 holders of record of the Common Stock. The Company has not paid cash dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to retain all earnings to provide funds for the operation and expansion of its business. One of the Company’s credit agreements precludes the payment of cash dividends on the Company’s Common Stock.

ITEM 6      SELECTED FINANCIAL DATA
                    (In thousands of dollars, except share and per share data)

			Fiscal Year
Operations:	2001	2000	1999	1998	1997
				(Note 1)	(Note 1)

Net sales	$96,761	$87,595	$58,038	$32,772	$42,104

Gross margin	$26,401	$31,171	$15,528	$7,043	$15,494

Income (loss) from continuing operations after income taxes (Note 2)	$3,272	$6,561	$(558)	$(3,304)	$5,297

Weighted average number of common:

shares and equivalents-basic	19,230,781	17,544,136	15,394,451	7,072,000	6,948,000

shares and equivalents-diluted (Note 3)	20,528,337	19,539,501	—	—	7,579,000

Income (loss) per common share:

Continuing operations-basic	$0.17	$0.37	$(0.06)	$(0.47)	$0.74

Continuing operations-diluted (Note 3)	$0.16	$0.34			$0.68

Net income per share-basic	$0.17	$0.37	$(0.08)	$(0.47)	$0.54

Net income per share-diluted (Note 3)	$0.16	$0.34	$(0.08)	$(0.47)	$0.50

Financial Positions (at year end):

Working capital	$27,884	$23,378	$12,584	$5,207	$11,723

Total assets	$57,228	$54,996	$38,771	$17,935	$25,137

Long-term debt	$890	$1,519	$2,249	$—	$2,208

Note 1: As a result of the merger October 26, 1998 of White Electronic Designs Corporation (formerly Bowmar Instrument Corporation) and Electronic Designs, Inc. (EDI), which was accounted for as a purchase by EDI of Bowmar, the financials for the 1997 and 1998 fiscal year ended include only the results of EDI.

Note 2 — See footnote 14 of the Consolidated Financial Statement provided elsewhere herein for discussion of discontinued operations.

Note 3 — In 1999 and 1998, diluted net income per share is considered to be the same as basic net income per share since the effect of the potentially dilutive convertible preferred is antidilutive.

This table should be read in conjunction with the Consolidated Financial Statements provided elsewhere herein.

ITEM 7   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

On October 26, 1998, Bowmar Instrument Corporation (“Bowmar”) merged with Electronic Designs, Inc. (“EDI”). In connection with the merger, Bowmar changed its name to White Electronic Designs Corporation (the “Company”). While Bowmar was the legal acquirer, the merger was accounted for as a reverse acquisition purchase whereby EDI was deemed to have acquired Bowmar for financial reporting purposes. Consistent with the reverse acquisition purchase accounting treatment, the historical financial statements presented for periods prior to the merger date are the financial statements of EDI, not the previously reported consolidated financial statements of Bowmar. The operations of both companies combined as White Electronic Designs have been included in the financial statements from the date of the merger.

On January 29, 2001, the Company acquired Panelview, Inc. The acquisition did not meet the requirements of a significant business purchase. Therefore, the results of operations for Panelview are included in the Fiscal 2001 financial statements as a subsidiary of the Company, while the Fiscal 2000 and Fiscal 1999 statements do not contain pro forma Panelview results.

Certain matters discussed in this Annual Report on Form 10-K, including the Notes to Consolidated Financial Statements and this “Management’s Discussion and Analysis of Financial Conditions and Result of Operations” contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. The words “believe,” “expect,” “anticipate” and other similar statements of expectations identify forward-looking statements, and include expectations regarding the future demand for the Company’s products, the amount of backlog to be shipped in Fiscal 2002, expected changes in sales to certain industries, the market acceptance and profitability of the Company’s new products, expectations of future amortization expense and performance by the Panelview division, future purchases of components, the need to draw on the Company’s line of credit, the effect of interest rate changes and future research and development and capital expenditures, all of which speak only as of the date the statement is made. These forward-looking statements are based largely on Management’s expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company’s control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report, including the Notes to the Consolidated Financial Statement, this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, and the “Risk Factors” section contained in Item 1, describe factors, among others, that could contribute to or cause such differences. In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements. The Company undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations Fiscal 2001 vs. Fiscal 2000

Revenues

Net Sales increased 10.5% to $96.8 million for the year ended September 29, 2001 compared to $87.6 million for the year ended September 30, 2000. This increase was primarily due to a 74.3% increase in sales of the display segment to $23.2 million from $13.3 million. The majority of the increase was due to the inclusion of Panelview’s $7.7 million of sales in Fiscal 2001. The remaining $2.2 million increase included a $2.5 million increase in ruggedized display sales, offset by a slight decrease in electromechanical sales. Sales of ruggedized displays increased because of increased activity in the military aviation industry, as well as new sales to industrial customers needing ruggedization for outdoor use, such as oilfield services. Panelview sales of display viewing enhancement systems accounted for $5.9 million of the revenue generated by that subsidiary. The outdoor recreation and medical instrumentation industries accounted for approximately $3.0 million of Panelview’s sales. Sales to those industries are expected to increase over the next year because of demand for ruggedization and the need for better outdoor viewing capabilities.

Net Sales for the microelectronic segment decreased slightly to $73.6 million in fiscal 2001 from $74.3 million in the prior year. High-reliability microelectronic sales increased 12.5% to $30.4 million from $27.0 million, while the commercial division sales declined 8.7% to $43.2 million, compared to $47.3 million in the prior year. A general increase in spending for the electronic components used in defense systems caused the increase in sales of high-reliability products, as order rates increased through the year. This slight uptrend is expected to continue over the next year because the economic environment for defense spending is favorable. Sales of commercial components were hurt by the slowdown in the telecommunications and network equipment industry during 2001. Many of our customers experienced excess inventory situations when demand for their products slowed in early 2001. This excess inventory caused many of our customers to dramatically reduce their orders for our products, causing sales for the second half of fiscal 2001 to be approximately 55% lower than the first half. Sales of commercial components are expected to remain at reduced levels until our customers use their excess inventory.

Gross Margin

Gross margin as a percentage of net sales was 27.3% for the year ended September 29, 2001, compared to 35.6% in the previous year. The microelectronic segment saw a decline of margins to 25.7% from 34.6%. This decline was primarily caused by approximately $4.3 million of inventory related charges taken in the microelectronic segment during the second quarter of the fiscal year. Approximately $1.3 million of this charge related to product that was scrapped because of poor yields or obsolescence. The remaining $3.0 million was an inventory reserve taken against raw materials and finished goods, because of a slowdown in demand for the Company’s products in the telecommunication industry. This inventory is not expected to be used within the next twelve months and, therefore, has a high probability of becoming obsolete over that period. Fiscal 2001 was also a period of rapidly falling prices for electronic memory components. This downward pricing pressure also made it difficult to maintain margins for our commercial memory division, as gross margin for our commercial products decreased to 14% in fiscal 2001, from 31% in the prior year.

Gross margin for the display segment saw a decline to 32.3% from 41.2% in the previous year. Even though actual dollar gross margin on display sales increased by $2.0 million from the previous year, the percentage declined mainly because of the inclusion of Panelview display products that traditionally have margins approximating 20%, while ruggedized display products have margins of approximately 40%. Actual margins for ruggedized display products were 42% in fiscal 2001, compared to 46% in the prior year. The slight decrease was mainly because of new programs implemented in the second half of the year that require time to develop production efficiencies.

Selling, General and Administrative Expenses

Selling expenses for the year ended September 29, 2001 increased $293,000 from the previous year. Microelectronic sales expense declined $297,000; while display sales expense increased $590,000, due to the inclusion of Panelview expenses, which totaled $688,000 for the year. The decrease in the microelectronic selling expense was due to a decrease in commissions on lower sales, and a reduction of work force in commercial microelectronics. Overall selling expenses were also reduced due to a company-wide effort to reduce overall spending. Selling expense in fiscal 2001 was 9.2% of sales, compared to 9.9% in the prior year.

General and administrative expenses, including corporate expenses, increased $826,000 overall for the year ended September 29, 2001, of which $474,000 was due to the inclusion of expenses from the Panelview division. Approximately $250,000 of the increase in Fiscal 2001 was for consulting fees that have resulted in a research and development tax credit of approximately $900,000. The $900,000 the tax credit is reflected in the operating statement of Fiscal 2001, and resulted in an effective tax rate of 23% in fiscal 2001 compared to a rate of 39% in the prior year. The remaining increase of general and administrative expense was due to an increase of corporate headcount and an increase in general corporate expenses such as legal, information services, accounting, and insurance expenses. Some administrative expenses, such as insurance, were generally higher because of the acquisition of Panelview during the year. Information services expenses were higher because of the installation of a new enterprise computer system at our Commercial division. Total general and administrative expenses were 6.5% of sales in Fiscal 2001, compared to 6.2% in the prior year.

Research and Product Development Expenses

Research and development expenses for the year ended September 29, 2001 increased $288,000 from the previous year. These expenses totaled 5.4% of net sales for the current period, which was slightly lower than the 5.7% from prior year. The main source of the increase came from the microelectronic segment, which increased spending $375,000 from the previous year. During this period, the microelectronic segment spent $312,000 to begin development of tamper resistant memory modules. Other major ongoing product development efforts in the microelectronic segment include SDRAM, SSRAM, microprocessor modules, ball grid array products, development of new packaging designs for memory products, and qualification of new semiconductor products. The display segment research and development expenses were $87,000 less than last year due to a reduction in interface equipment development. The Company expects research and development expenses to remain at approximately the same percentage of sales in the future.

Interest Expense

Interest expense decreased $135,000 for the year ended September 29, 2001, when compared to the previous year. Borrowings against the line of credit declined during the third and fourth quarters due to increased cash flow because of collection of accounts receivable, a reduction of inventory purchases, a reduction of payroll due to a decreased headcount, and a reduction in overall company-wide spending. Interest rates have decreased significantly since last year with averages for the twelve-month period dropping to 7.98% from 8.9% and quarterly averages declining to 6.67% from 9.2%.

Amortization of Intangible Assets

Amortization expense increased $391,000 for the year ended September 29, 2001, when compared to the previous year. The amortization expense for Fiscal year 2000 included $39,000 per month of goodwill expense associated with the Electronic Designs and Crystallume merger described below. That intangible asset was fully amortized as of September 2000. Both comparable fiscal years had amortization expense of $290,000 relating to the Electronic Designs and Bowmar merger. Fiscal year 2001 included eight months monthly amortization expense of $106,745 for the Panelview acquisition that occurred January 29, 2001.

Amortization expense for next year, Fiscal 2002, will include $290,000 relating to the merger of Bowmar and Electronic Designs, plus $1.3 million relating to the acquisition of Panelview. The Company does not intend to adopt FAS 142, Goodwill and Other Intangible Assets, until the fiscal year of 2003, which begins in October of 2002.

Results of Operations Fiscal 2000 vs. Fiscal 1999

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

Gross Margin

Gross margin as a percentage of net sales improved to 35.6% for the period ended September 30, 2000, from 26.8% in the previous year. The microelectronic segment saw margins improve to 34.6% from 25.6%. The improvement was primarily because of higher shipment volumes in both the commercial and high reliability memory products, which spread fixed manufacturing costs over more units, and a favorable product mix which included new commercial products and memory modules which have a higher average selling price. Gross margin for the display segment improved to 41.2% from 30.9% in the previous year because of a higher ratio of liquid crystal display sales and higher shipments of ruggedized liquid crystal displays which had higher selling prices than the product mix the previous year.

Selling, General and Administrative Expenses

Selling expenses for the year ended September 30, 2000, increased $2.3 million from the same period of the previous year. Increases in spending for microelectronic sales represented $1.8 million of this increase. The largest component of the increase in microelectronic expenses was a $1.3 million increase in sales commission expenses based upon a 63% sales increase for the segment from the previous year. The remaining increase was mainly due to expenses for new sales personnel, advertising and marketing to support sales into the telecommunications markets. Selling expenses for the display segment were $510,000 higher than the previous year and were mainly used to target the aviation markets.

General and administrative expenses increased $1.2 million for the year ended September 30, 2000, when compared to the same period in the previous year. This increase was mainly due to higher salary and benefit expenses relating to employee incentive pay, legal expenses, costs associated with shareholder services and the change in listing of our common stock from the American Stock Exchange to the NASDAQ National Market.

For the year ended September 30, 2000, selling, general and administrative expense decreased as a percentage of sales to 16.1% from 18.4% in the prior year.

Research and Product Development Expenses

Research and development expenses for the year ended September 30, 2000 increased $1.4 million from the previous year and totaled 5.7% of net sales. The main source of the increase came from the microelectronic segment, which increased spending $1.5 million from the previous year. Major ongoing product development efforts include SDRAM, microprocessor modules, ball grid array products, development of new packaging designs for memory products, and qualification of new semiconductor products. The display segment expenses were $116,000 lower than the previous year mainly because of reductions in spending for interface and mechanical products. Spending on liquid crystal display development was approximately 10% of net sales in 2000.

Merger Expense

Merger expense of $850,000 was incurred during fiscal 1999, related to the merger of Bowmar Instrument Corporation and Electronic Designs, Inc., which occurred on October 26, 1998 and formed White Electronic Designs Corporation. These expenses consisted mainly of severance costs and charges for professional services to complete the merger. No additional merger related costs were incurred during fiscal year 2000.

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

Amortization of Intangible Assets

Amortization expense increased $21,000 for the year ended September 30, 2000. Twelve months of amortization was taken in Fiscal 2000, while only eleven months of amortization were included in the same period of Fiscal 1999 because of the timing of the merger.

Seasonality and Inflation

The Company’s business is not seasonal in nature. Management believes that the Company’s operations have not been materially affected by inflation.

Liquidity and Capital Resources

Cash on hand as of September 29, 2001 totaled $5.0 million. During fiscal year 2001, cash provided by operations was approximately $11.9 million. The sum of net income, depreciation, and amortization totaled approximately $6.3 million for the period. Capital expenditures for the year were approximately $1.6 million. Inventory was significantly lower on

September 29, 2001, accounting for $8.7 million of net cash provided. Those changes in assets, along with a $574,000 stock option tax benefit, helped to offset the $6.1 million reduction of accounts payable.

Accounts receivable decreased $0.6 million from the fiscal year ended September 30, 2000. This decrease is consistent with lower quarterly sales in the fourth quarter when compared to the fourth quarter of last year. Sales were $21.4 million in the fourth quarter of fiscal year 2001 versus $25.1 million in the fourth quarter of fiscal year 2000. The current accounts receivable balance of $14.0 million represents 65% of the current quarterly sales rate and is higher than the 59% ratio at September 30, 2000. The higher ratio is due to a lower collection rate in the microelectronic segment and a higher percentage of international sales, which have longer payment terms than domestic sales. Accounts receivable totals include $2.0 million of receivables from the Panelview acquisition.

During fiscal 2001, the Company recorded a $574,000 tax benefit from the exercise of stock options during the fiscal year. The Company also will receive a research and development tax credit in the amount of approximately $900,000, which directly reduced the income tax expense for fiscal year 2001. Deferred income tax increased a net of $718,000 for fiscal year 2001. The Company expects to continue to realize the benefit of its deferred income tax asset over the next five years.

Inventory levels decreased $7.2 million during the 2001 fiscal year. This decrease is partially the result of a $3.0 million inventory reserve taken against microelectronic inventory, and lower purchases of inventory for our commercial division because of decreased orders in the second half of the year. These decreases were partially offset by the inclusion of $2.2 million of Panelview display inventory. Inventory purchases within the fiscal fourth quarter of 2001 were minimized in an effort to further reduce inventory on hand. The current inventory balances also take into account projected first quarter fiscal year 2002 production requirements. Inventory amounts, when compared to the current quarterly sales rate, decreased from 95.1% of fourth quarter sales in fiscal year 2000, to 78% of fourth quarter sales in fiscal year 2001. The Company is currently managing its inventory levels to match projected production requirements. The Company will continue to review inventory levels against projected demand, for obsolescence and lower of cost or market factors, and expects to make appropriate adjustments when needed.

Accounts payable as of September 29, 2001, were $3.0 million less than at the end of fiscal 2000. The decrease was attributable to the decrease in inventory purchases and a company-wide reduction in overall spending. The inclusion of Panelview’s accounts payable of $1.7 million in the fiscal 2001 amounts partially offset the pay down of accounts payable.

Capital expenditures for the fiscal year ended September 29, 2001, totaled approximately $1.6 million. Approximately $1.4 million was spent on production equipment for the microelectronic manufacturing facilities, including $266,000 spent on an expansion to house the tamper-resistant memory module coating processes. The remaining capital expenditure funds were spent on computer equipment and various manufacturing equipment throughout the Company. Cash received from sales of fixed assets during fiscal year 2001 totaled $24,000. Capital expenditures for fiscal 2002 are expected to be at approximately the same level as fiscal 2001. Future capital expenditures will be funded by cash from operations, line of credit borrowings, or operating lease financing.

Cash payments for the acquisition of Panelview totaled $531,000. Approximately $319,000 of cash was generated fiscal year 2001 through the issuance of common stock from the exercise of employee stock options.

The Company uses a $12 million revolving credit agreement with Bank One for short-term financing needs. As of the end of the fourth quarter, the Company was in compliance with all debt covenant requirements in the credit agreement. The revolving credit line has been fully paid since July 2001; the Company is generating a level of internal cash flow sufficient to sustain the day-to-day operations. The Company believes that cash generated by operations, in addition to its borrowing capability, should be sufficient to fund its cash needs for the next twelve months.

Recently Enacted Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB), issued FAS 141 Business Combinations. FAS 141 basically requires the purchase method of accounting be used for all business combinations, and eliminates the use of the pooling of interests method. The Company has used the purchase method to account for the merger of Bowmar and Electronic Designs in fiscal 1999, and the acquisition of Panelview in fiscal 2001. The Company will comply with the requirements of FAS 141 for all future business combinations.

In June 2001, the FASB issued FAS 142 Goodwill and Other Intangible Assets. FAS 142 changes the method of expensing purchased goodwill from a business combination, from monthly amortization to a method that measures the impairment of the goodwill asset, and takes write-downs when appropriate. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company intends to adopt the provisions of FAS 142 for fiscal year 2003, which begins September 29, 2002. At that time, the Company will stop the monthly amortization of $106,745 for Panelview purchased goodwill, and assess the need for any changes in the goodwill asset based on current valuations.

In June 2001, the FASB issued FAS 143 Accounting for Asset Retirement Obligations. FAS 143 changes the way in which long-lived asset retirement obligations are recognized on the balance sheet and income statement. The Company believes that adoption of this standard will have no material effect on the Company’s financial reporting and disclosure.

In August 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. The Company believes that adoption of this standard will have no material effect on the Company’s financial reporting and disclosure.

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the fiscal year ended September 29, 2001, the Company had no outstanding balance against its revolving line of credit with Bank One. During the fiscal year, the average outstanding balance on a daily basis was approximately $2.9 million. The interest charged against these borrowings is a combination of the Bank One “prime rate,” which is similar to the prime rate charged by major banking institutions in the United States, and the London Interbank Offering Rate (LIBOR) plus 2.25%. During fiscal 2001 the “prime rate” averaged 7.98%, and was 6.0% as of September 29, 2001. The Company did not borrow against the LIBOR rate during the last quarter of the 2001 fiscal year.

The Company is subject to changes in prime rate based on Federal Reserve actions and general market interest fluctuations. The Company is also subject to fluctuations in the LIBOR rate. The Federal Reserve has lowered interest rates multiple times during Fiscal 2001. Based on average borrowings of $2.9 million per year, a hypothetical increased rate change of 1% would increase our interest expense approximately $29,000 per year from current expense levels. The Company believes that moderate interest rate increases will not have a material adverse impact on its results of operations or financial position in the foreseeable future.

The Company believes it is not subject in a material way to other forms of market risk, such as foreign currency exchange risk on foreign customer purchase orders (the Company accepts payment in U. S. dollars only), or commodity price risk.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in Part IV, Item 14 of the Annual Report on Form 10-K.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item for directors is set forth in the Company’s 2002 Proxy Statement relating to the Company’s Annual Meeting of Stockholders to be held on February 21, 2002, (the “2002 Proxy Statement”), under the heading “Election of Directors” and the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference as if set forth in full. The information required by this Item for Executive

Officers of the Company is set forth in Part I of this Form 10-K, under the heading “Executive Officers of the Company”.

ITEM 11   EXECUTIVE COMPENSATION

         The information required by this Item is set forth in the Company’s 2002 Proxy Statement under the heading “Executive Compensation” and is incorporated herein by this reference as if set forth in full. The information set forth under the heading “Compensation Committee Report on Executive Compensation” contained in the 2002 Proxy Statement are not incorporated by reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth in the Company’s 2002 Proxy Statement under the heading “Principal Stockholders” and under the heading “Security Ownership by Management” and is incorporated herein by reference as if set forth in full.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Company’s 2002 Proxy Statement under the heading “Certain Transactions” and under the heading “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by this reference as if set forth in full.

PART IV

ITEM 14	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements and Supplementary Data

Consolidated Financial Statements

(a)(2)	Financial Statement Schedules for the Years Ended September 29, 2001, September 30, 2000, and October 2, 1999

Financial statement schedules have been omitted because either they are not required or are not applicable, or because the information has been included in the consolidated financial statements or notes thereto.

(a)(3)

Exhibits

2.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)

2.1A	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4 filed on June 11, 1998, Registration No. 333-56565)

2.1B	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565)

3.1	Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed December 24, 1998)

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.2 to the June 9, 1998 Registration Statement on Form S-4 filed June 11, 1998)

4.1	Shareholder Rights Agreement, effective December 6, 1996, (incorporated herein by reference to Exhibit 5 on Form 8-K, filed on December 19, 1996)

4.1A	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565)

10.1	Agreement to be Bound by Registration Rights Agreements, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4, filed on Jun 11, 1998, Registration No. 333-56565)

10.2	Agreement to be Bound by Severance Agreements and Employment Agreement, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565)

**10.14	1994 Flexible Stock Plan (incorporated herein by reference to

Exhibit A to the Company’s definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of Shareholders)

10.27	Revolving Credit and Term Loan Agreement by and between Bank One, Texas and White Electronic Designs Corporation, an Indiana Corporation, dated January 7, 2000. (Incorporated herein by reference to Exhibit 10.27 to the Company’s 10-Q for the quarter ended January 1, 2000)

10.28	First Amendment to Revolving Credit Agreement by and between Bank One effective as of June 3, 2000; Promissory Note effective June 3, 2000, Notice of Final Agreement effective June 3, 2000 (incorporated herein by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000)

10.29	Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P. (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2001)

**10.30	Amendment to Company’s 1994 Flexible Stock Plan, effective May 7, 2001 (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60544)

**10.31	White Electronic Designs Corporation 2001 Director Stock Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60536)

**10.32	White Electronic Designs Corporation 2000 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed May 9, 2001, Registration No. 333-60546)

**10.33	Amendment to Company’s Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60548)

**10.34	White Electronic Designs Corporation 2000 Broad Based Employee Stock Option Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60542)

**10.35	Executive Employment Agreement made as of February 22, 2001 between White Electronic Designs Corporation and Hamid R. Shokrgozar (incorporated herein by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001)

*10.36	Industrial Building Lease by and between Transwestern West Union and White Electronic Designs Corporation, an Indiana Corporation, dated October 12, 2001.

*21.1	Subsidiaries of White Electronic Designs Corporation.

*23.1	PricewaterhouseCoopers, LLP consent for Form S-3 filed April 11, 2001, and Forms S-8 filed May 9, 2001.

(b)	Reports on Form 8-K

None.

(c)	See (a)(3) above.

(d)	Not applicable.

*	Filed herewith.

**	Management compensatory contract, plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

Date: December 18, 2001	/s/William J. Rodes William J. Rodes

Chief Accounting Officer, Secretary, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

/s/Hamid R. Shokrgozar Hamid R. Shokrgozar President, Chief Executive Officer and Chairman of the Board Date: December 18, 2001	/s/Donald F. McGuinness Donald F. McGuinness Director Date: December 18,2001

/s/Thomas M. Reahard Thomas M. Reahard Director Date: December 18, 2001	/s/Thomas J. Toy Thomas J. Toy Director Date: December 18,2001

/s/Norman T. Hall Norman T. Hall Director Date: December 18, 2001	/s/William J. Rodes William J. Rodes Chief Accounting Officer, Secretary, Treasurer Date: December 18,2001

/s/Edward A. White Edward A. White Vice Chairman of the Board and Director

Date: December 18, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
WHITE ELECTRONIC DESIGNS CORPORATION

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholder’s equity, and of cash flows present fairly, in all material respects, the financial position of White Electronic Designs Corporation and Subsidiaries at September 29, 2001 and September 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Phoenix, Arizona
November 5, 2001

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share data)

	September 29,	September 30,
	2001	2000

ASSETS

Current Assets

Cash	$5,032	$1,857

Accounts receivable, less allowance for doubtful accounts of $638 and $417	14,020	14,658

Inventories, net	16,707	23,884

Prepaid expenses	594	1,752

Deferred income taxes	2,741	1,829

Total Current Assets	39,094	43,980

Property, plant and equipment, net	7,914	8,025

Deferred income taxes	1,934	2,128

Goodwill and intangibles	8,086	690

Other assets, net	200	173

Total Assets	$57,228	$54,996

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Current portion of long-term debt	$628	$6,835

Accounts payable	5,798	8,832

Accrued salaries and benefits	1,874	3,342

Other accrued expenses	2,910	1,593

Total Current Liabilities	11,210	20,602

Long term debt	890	1,519

Other long term liabilities	1,348	1,252

Total Liabilities	$13,448	$23,373

Shareholders’ Equity

Common stock, $0.10 stated value, authorized 60,000,000 shares issued 19,594,124 and 18,534,201	1,959	1,853

Treasury stock, 44,442 and 44,442 shares, at cost	(4)	(4)

Additional paid-in capital	50,858	42,079

Accumulated deficit	(9,033)	(12,305)

Total Shareholders’ Equity	43,780	31,623

Total Liabilities and Shareholders’ Equity	$57,228	$54,996

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME
(In thousands of dollars except data and per share data)

	Fiscal Year
	2001	2000	1999

Net sales	$96,761	$87,595	$58,038

Cost of sales	70,360	56,424	42,510

Gross margin	26,401	31,171	15,528

Expenses:

Selling, general and administrative	15,222	14,102	10,683

Product development	5,302	5,014	3,651

Interest expense	480	615	471

Merger expense	—	—	850

Amortization of intangible assets	1,144	753	732

Total expenses	22,148	20,484	16,387

Income/(loss) before income taxes and discontinued operations	4,253	10,687	(859)

Provision (benefit) for income taxes	981	4,126	(301)

Income/(loss) from continuing operations	3,272	6,561	(558)

Discontinued operations (Note 16) Loss from discontinued operations of Crystallume Diamond Products Division, net of applicable income tax of $16,000	—	—	(277)

Loss from discontinued operations	—	—	(277)

Net income/(loss)	$3,272	$6,561	$(835)

Earnings (loss) per share — basic, continuing operations	$0.17	$0.37	$(0.06)

Loss per share — basic, discontinued operations	—	—	(0.02)

Net income (loss) per common share — basic	$0.17	$0.37	$(0.08)

Earnings (loss) per share-diluted, continuing operations	$0.17	$0.34	$(0.06)

Loss per share-diluted, discontinued operations	—	—	(0.02)

Net income per common share-diluted	$0.16	$0.34	$(0.08)

Weighted average number of common shares and equivalents:

Basic	19,230,781	17,544,136	15,394,451

Diluted	20,528,337	19,539,501	15,394,451

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands of dollars, except share data)

				Additional		Total Share-
	Preferred	Common	Treasury	Paid-in	Accumulated	holders'
	Stock	Stock	Stock	Capital	Deficit	Equity

Balance, September 30, 1998	$—	$72	$(186)	$26,998	$(17,582)	$9,302

Common stock issued for exercise options and related tax benefits: 76,159 shares		8		14		22
Payment of preferred dividends					(360)	(360)
Acquired through merger	120	1,511	182	10,260		12,073
Net loss					(835)	(835)

Balance, October 2, 1999	$120	$1,591	$(4)	$37,272	$(18,777)	$20,202

Common stock issued for exercise of options: 1,020,799 shares		103		2,071		2,174

Tax benefit related to exercise of stock options				2,793		2,793

Payment of preferred dividend					(89)	(89)

Conversion of preferred stock to common stock:

1,588,693 shares	(120)	159		(57)		(18)

Net income					6,561	6,561

Balance, September 30, 2000	$—	$1,853	$(4)	$42,079	$(12,305)	$31,623

Common stock issued for exercise of options: 249,770 shares		25		294		319

Tax benefit related to exercise of stock options				574		574

Common stock issued in acquisition of Panelview:

814,500 shares		81		7,911		7,992

Net income					3,272	3,272

Balance, September 29, 2001	$—	$1,959	$(4)	$50,858	$(9,033)	$43,780

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOW

(In thousands of dollars)

		Year Ended
	September 29,	September 30,	October 2,
	2001	2000	1999

OPERATING ACTIVITIES:

Net income	$3,272	$6,561	$(835)

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,966	2,486	2,244

Deferred income tax (benefit) expense	(694)	119	(117)

Cash received in sale of fixed assets	24	—	—

Net changes in balance sheet accounts:

Accounts receivable	1,803	(4,284)	(4,394)

Inventories	8,749	(9,301)	(1,984)

Prepaid expenses	1,248	(1,398)	26

Tax benefit upon issuance of common stock for options	574	2,793	—

Other assets	34	17	238

Accounts payable	(6,071)	4,135	443

Accrued expenses	(151)	(332)	1,253

Other long-term liabilities	—	62	851

Net cash provided by (used in) operating activities	$11,754	$858	$(2,275)

INVESTING ACTIVITIES

Acquisition of property, plant & equipment	(1,626)	(2,313)	(2,109)

Cash payments for acquisition, net of cash acquired	(531)	—	224

Net cash provided by (used in) investing activities	$(2,157)	$(2,313)	$(1,885)

FINANCING ACTIVITIES:

(Repayments)/borrowings under line of credit, net	(6,207)	1,477	4,730

Change in long-term liabilities	94	193	34

Retirement of long-term debt	(628)	(730)	(2,717)

Issuance of common stock	319	2,174	22

Payment of preferred stock dividend	—	(89)	(360)

Redemption of preferred stock	—	(18)	—

Net cash provided by (used in) financing activities	$(6,422)	$3,007	$1,709

Net change in cash	3,175	1,552	(2,451)

Cash at beginning of year	1,857	305	2,756

Cash at end of year	$5,032	$1,857	$305

SUPPLEMENTAL CASH FLOWS INFORMATION:

Net cash paid for interest	$480	$612	$404

Net cash recovered from income tax refunds	$1,262	$18	$129

NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of Preferred Stock	$—	$102	$—

Details of acquisition

Fair value of assets acquired	$2,645	$—	$18,074

Fair value of liabilities assumed	(2,162)	—	(5,351)

Net assets acquired	$483	$—	$12,723

Acquisition costs	142	—	(650)

Stock issued in connection with the merger	$8,880	$—	$12,073

         The accompanying notes are an integral part of these financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

White Electronic Designs Corporation, formerly Bowmar Instrument Corporation and its subsidiary (collectively “the Company”), designs and manufactures high density, microelectronic memory products, advanced matrix liquid crystal displays, interface products, and electromechanical components and packages. The Company’s customers include both domestic and international original equipment manufacturers in the telecommunications, defense and instrumentation industries. The Company operates under two business segments, microelectronics and display, with the majority of sales and operating income generated by the microelectronic business segment.

2.	MERGER AND ACQUISITIONS

On January 29, 2001 the Company completed the acquisition of Panelview, Inc., a manufacturer of display products located in Oregon. Panelview provides optical enhancements to display products sold to the transportation, medical and instrumentation markets.

The Company issued 814,500 shares of common stock, and authorized the additional issuance of 90,500 shares of common stock after one year, in exchange for all of the outstanding shares of Panelview. Based on the average market price of the Company’s common stock in the period just prior to the acquisition date, the transaction had a value of approximately $9.0 million. This amount consists of $8,880,313 based on the market value of 905,000 shares of common stock, and $142,289 of direct acquisition costs. In addition, the former shareholders of Panelview can earn up to an additional $1 million of the Company’s common stock, if certain revenue and operating contribution targets are met. The targets are based on Panelview’s performance over the twelve-month period from February 2001 through January 2002. If the targets are achieved, the stock will be issued in April 2002.

As of September 29, 2001, the financial results of the Panelview division do not make it appear likely that they will achieve the revenue and operating contribution targets required to earn an additional $1 million of the Company’s stock. Therefore, no liability has been accrued for this cost, at this time.

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

As part of the purchase agreement, 90,500 shares of common stock were held back pending any future claims that may arise against Panelview. If no claims arise, these shares will be issued January 29, 2002. A purchase liability, based on the market value of the common shares at the time of acquisition, of $888,031 has been accrued as a current liability.

The following unaudited pro forma information shows the results of operations of White Electronic Designs and Panelview for the fiscal years 2001 and 2000 assuming the companies had been combined as of October 3, 1999. This pro forma information may not be indicative of the results that actually would have happened if the companies had been combined for the entire periods presented, and is not intended to be a projection of future results.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Panelview Proforma Data
(Dollars in thousands except per share data)

	Fiscal 2001	Fiscal 2000
Net Sales	$99,871	$96,104

Cost of Sales	73,075	62,896

Gross Margin	26,796	33,208

Operating Expenses	23,491	23,485

Income Before Taxes	3,305	9,723

Provision for Income Taxes	783	4,246

Net Income	$2,522	$5,477

Basic Shares	19,502,010	18,358,636

Earnings per share — basic	$0.13	$0.30

On October 26, 1998, Bowmar Instrument Corporation (“Bowmar”) merged with Electronic Designs, Inc. (“EDI”). In connection with the merger, Bowmar changed its name to White Electronic Designs Corporation (the “Company”). While Bowmar was the legal acquirer, the merger was accounted for as a reverse acquisition purchase whereby EDI was deemed to have acquired Bowmar for financial reporting purposes. Consistent with the reverse acquisition purchase accounting treatment, the historical financial statements presented for periods prior to the merger date are the financial statements of EDI, not the previously reported consolidated financial statements of Bowmar. The operations of both companies combined as White Electronic Designs Corporation have been included in the financial statements from the date of the merger. Pursuant to the Merger each outstanding share of common stock of EDI was converted into 1.275 shares of common stock of Bowmar.

3.	SIGNIFICANT ACCOUNTING POLICIES

a.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company. All significant inter-company accounts and transactions are eliminated. Certain amounts in prior fiscal years consolidated financial statements have been reclassified to conform to current presentation.

b.	Fiscal Year-End The Company’s fiscal year-end is the Saturday nearest September 30.

c.	Fair Value of Financial Instruments

The Company values financial instruments as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”). The carrying amounts of cash and cash equivalents and bank notes payable approximate fair value due to the short maturity of those instruments. The carrying amounts of account receivables and accounts payable approximate their fair value due to the relatively short maturity of these items.

d.	Inventories Inventories are valued at the lower of cost or market with costs determined using the average and standard costs methods with standard costs approximating actual.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

f.	Goodwill and Intangible Assets

Intangible assets represent the goodwill generated from the January 29, 2001 acquisition of Panelview and identified intangible assets from the October 26, 1998 merger with White Electronic Designs Corporation. The merger intangible assets are being amortized over periods ranging from four to five years and the acquisition goodwill is being amortized over 80 months. The Company periodically evaluates the carrying value of its goodwill and intangible assets in accordance with SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, based upon the estimated cash flows to be generated by the related assets.

g.	Government Contracts

Sales under government contracts, which are usually based on firm fixed price contracts, are recorded when the units are shipped and accepted by the government.

The Company’s subcontracts provide that they may be terminated at the convenience of the U.S. Government. Upon such termination, the contractor is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs incurred and allocable to the contract and an allowance for profit on the allowable costs incurred or adjustment for loss if completion of performance would have resulted in a loss. In addition, the Company’s subcontracts provide for termination for default if the Company fails to perform or breaches a material obligation of a subcontract. In the event of a termination for default, the customer may have the unilateral right at any time to require the Company to return unliquidated progress payments pending final resolution of the propriety of the termination for default. The Company may also have to pay the excess, if any, of the cost of purchasing a substitute item from a third party. If the customer has suffered other ascertainable damages as a result of a sustained default, the customer could demand payment of such damages by the Company.

h.	Sales Recognition and Accounts Receivable

The majority of the Company’s sales are recognized when the products are shipped to the customer. Some product shipments to distributors may be returned based on conditions set forth in their distributor agreement. Therefore, product sales on these shipments to distributors are not recognized until the distributor ships the products to the end user customer. The Company also maintains reserves for warranty return expense based on normal return rates. In addition, the Company has reserves for potential credit losses, and distributor price protection adjustments. Based on historical experience, the Company believes it has adequate reserves to account for potential losses or adjustments. Write-offs for uncollectible accounts totaled $95,644 in fiscal 2001, $112,188 in fiscal 2000, and $36,000 in fiscal 1999.

i.	Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carry forwards.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

j.	Newly Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued FAS 141, Business Combinations. FAS 141 requires the purchase method of accounting be used for all business combinations, and eliminates the use of the pooling of interests method. The Company has used the purchase method to account for the merger of Bowmar and Electronic Designs in fiscal 1999, and the acquisition of Panelview in fiscal 2001. The Company will comply with the requirements of FAS 141 for all future business combinations.

In June 2001, the FASB issued FAS 142, Goodwill and Other Intangible Assets. FAS 142 changes the method of expensing purchased goodwill from a business combination, from monthly amortization to a method that measures the impairment of the goodwill asset, and takes write downs when appropriate. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company intends to adopt the provisions of FAS 142 for fiscal year 2003, which begins September 29, 2002. At that time, the Company will stop the monthly amortization of $106,745 for Panelview purchased goodwill, and assess the need for any changes in the goodwill asset based on current valuations.

In June 2001, the FASB issued FAS 143, Accounting for Asset Retirement Obligations. FAS 143 changes the way in which long-lived asset retirement obligations are recognized on the balance sheet and income statement. The Company believes that adoption of this standard will have no material effect on the Company’s financial reporting and disclosure.

In August 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. The Company believes that adoption of this standard will have no material effect on the Company’s financial reporting and disclosure.

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

l.	Research and Development Expenditures for research and development are expensed as incurred.

4.	INVENTORIES

Inventories consist of the following:

	September 29, 2001	September 30, 2000

Raw materials	$8,396,000	$12,163,000

Work-in-process	6,402,000	9,952,000

Finished goods	1,909,000	1,769,000

Total Inventories	$16,707,000	$23,884,000

The inventories are net of reserve for excess and obsolete inventories of $5,084,000 and $2,216,000 for fiscal 2001 and 2000 respectively.

During the second quarter of Fiscal 2001, the Company undertook a review of its microelectronic inventories in regard to slowing demand for products in the electronics industries. Based on this analysis, the Company took a reserve against inventory of $3,000,000 for items in which there was limited visibility of demand over the next twelve months. The charge for this reserve was recorded in the Company’s cost of revenue amount.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INTANGIBLE ASSETS AND GOODWILL

The intangible asset balances and related accumulated amortization as of Fiscal year end 2001 and 2000 are as follows:

	Fiscal 2001	Fiscal 2000

Intangible Assets Gross October 26, 1998 Merger	$1,247,000	$1,247,000

Goodwill Gross January 29, 2001 Acquisition	8,539,622	0

Accumulated Amortization October 26, 1998 Merger	(847,000)	(557,000)

Accumulated Amortization January 29, 2001 Acquisition	(853,960)	0

Intangible Assets, Net	$8,085,662	$690,000

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	September 29, 2001	September 30, 2000

Land	$246,000	$246,000

Buildings and improvements	611,000	600,000

Machinery and equipment	7,784,000	7,117,000

Tooling	1,487,000	1,487,000

Furniture and fixtures	1,807,000	1,698,000

Leasehold improvements	1,979,000	1,750,000

Total, at cost	13,914,000	12,898,000

Less accumulated depreciation and amortization	(6,000,000)	(4,873,000)

Net Property, Plant and Equipment	$7,914,000	$8,025,000

At fiscal year-end 2001 and 2000, property, plant and equipment held under capital leases amounted to $0 and $375,000 respectively. Related accumulated amortization on property and equipment under capital leases amounted to $0 and $375,000 at the end of fiscal 2001 and 2000, respectively. Amortization expense for such equipment approximated $0, $70,300, and $94,000 for fiscal years 2001, 2000 and 1999, respectively. Depreciation expense was $1,822,000, $1,733,000 and $1,512,000 for fiscal years 2001, 2000 and 1999, respectively.

7.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 29, 2001	September 30, 2000

Term loan, Bank One	$1,518,000	$2,147,000

Bank One revolving line of credit	0	6,207,000

Obligations under capital leases	0	0

Sub-Total	1,518,000	8,354,000

Less current portion	628,000	6,835,000

Total long term debt	$890,000	$1,519,000

The availability of cash under the revolving line of credit is based on eligible accounts receivable and inventories. There is a charge of 1/4 of 1% per month on the unused portion of the line of credit. The line of credit charges interest at the Bank One “prime rate”, which is similar to the prime rate changed by major banking institutions in the United States, and matures January 7, 2003.

The revolving line of credit agreement includes a covenant that precludes the payment of cash dividends on common stock, and other financial covenants including tangible net worth and minimum debt service coverage.

The aggregate maturities of the above debt excluding the revolving line of credit are approximately $628,000 in 2002 and $890,000 in 2003.

The weighted average interest rate on long-term debt for fiscal 2001, 2000, and 1999 was approximately 7.98%, 9.05%, and 8.05% respectively.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INCOME TAXES

The provision (benefits) for income taxes on continuing operations consists of the following:

		Fiscal Year
	2001	2000	1999

Current	$1,675,000	$4,007,000	$129,000

Deferred	(694,000)	119,000	(430,000)

Income tax provision (benefit)	$981,000	$4,126,000	$(301,000)

A reconciliation of the provision for income taxes on continuing operations between the U.S. statutory and effective rates follows:

		Fiscal Year
	2001	2000	1999

Provision (benefit) at statutory rate	$1,446,000	$3,634,000	$(292,000)

State taxes, net of federal benefit	149,000	402,000	(30,000)

Federal and state credits	(900,000)	—	—

Goodwill	320,000	—	—

Other	—	(51,000)	(8,000)

Permanent difference	(34,000)	141,000	29,000

Effective Tax	$981,000	$4,126,000	$(301,000)

The income tax effect of loss carry forwards, tax credit carry forwards and temporary differences between financial and tax reporting give rise to the deferred income assets and liabilities.

Deferred income taxes consisted of the following:

	September 29, 2001	September 30, 2000

Current:

Allowance for doubtful accounts	$212,000	$164,000

Inventories	2,638,000	1,480,000

Plant, Property and Equipment	—	74,000

Deferred Revenue	26,000	56,000

Accrued expenses and other liabilities	390,000	366,000

Net operating loss carry forwards	482,000	482,000

Deferred tax asset valuation allowance	(1,007,000)	(793,000)

Subtotal	$2,741,000	$1,829,000

Long Term:

Property, Plant and Equipment	(749,000)	(645,000)

Intangible Assets	(157,000)	(272,000)

Net operating loss carry forwards	3,629,000	4,048,000

Other	(78,000)	(79,000)

Deferred tax asset valuation allowance	(710,000)	(924,000)

Subtotal	$1,934,000	$2,128,000

Total	$4,676,000	$3,957,000

Based on the Company’s taxable income in recent years and projecting future taxable income over the period in which the deferred income tax assets are deductible, the Company believes that it is more likely than not that it will realize the benefit of the deferred tax assets.

As of September 29, 2001, the Company had federal net operating loss carry forward for tax purposes of approximately $11,556,000, which expire at various dates through 2018. In addition, the Company has state tax net operating loss carry forwards of $2,245,000, which expire at various dates through 2003.

Ownership changes, as defined in Internal Revenue Code (IRC Section 382), have limited the amount of net operating loss tax credit carry forwards that can be utilized by the Company annually to offset future taxable income.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	BENEFIT PLAN

The benefit plan statement lists pension benefit information as of September 29, 2001, pursuant to the Company’s defined benefit pension plan for union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. Benefits are based primarily on a benefits multiplier and years of service. The Company funds the amount equal to the minimum funding required plus additional amounts which may be approved by the Company from time to time. The following statements list pension benefit information as of September 29, 2001 and September 30, 2000.

	September 29,	September 30,	October 2,
Benefits Plan	2001	2000	1999

Reconciliation of Projected Benefit Obligation

Benefit obligation beginning of year	$2,233,223	$2,147,593	$2,258,116

Service Cost	44,510	45,063	49,217

Interest cost	160,878	156,661	146,900

Plan amendments	—	—	133,176

Benefits paid	(134,823)	(129,349)	(126,083)

Actuarial (gain) loss	42,966	13,255	(313,733)

Benefit obligation-end of year	$2,346,754	$2,233,223	$2,147,593

Reconciliation of Fair Value of Plan Assets

Plan assets at fair market value-beginning of year	$2,412,928	$2,407,165	2,353,962

Actual return on plan assets	(5,354)	177,861	217,067

Employer contributions	8,745	4,974	15,289

Benefits paid	(134,823)	(129,349)	(126,083)

Expenses	(25,079)	(47,723)	(53,070)

Plan assets at fair market value-end of year	$2,256,417	$2,412,928	$2,407,165

Funded Status	$(90,337)	$179,705	259,572

Unrecognized transition (assets) obligation	—	—	—

Unrecognized prior service cost	136,152	161,037	185,922

Unrecognized actuarial (gain) loss	(125,713)	(330,013)	(341,032)

Net amount recognized	$(79,898)	$10,729	$104,462

Weighted-Average Assumptions

Discount rate	7.25%	7.50%	7.50%

Expected return on plan assets	7.00%	7.00%	7.00%

Amounts recognized in the statement of financial position

Prepaid benefit cost	—	$10,729	104,462

Accrued benefit liability	(90,337)	—	—

Intangible assets	10,439	—	—

Accumulated other comprehensive income	—	—	—

Net amount recognized	$(79,898)	$10,729	$104,462

Components of Net Periodic Benefit Cost

Service cost	$87,510	$88,063	86,492

Interest cost	160,878	156,661	146,900

Expected return on market-related plan assets	(164,198)	(163,604)	(160,546)

Amortization of transition (assets) obligation	—	—	—

Amortization of prior cost	24,885	24,885	24,885

Recognized actuarial (gain) loss	(9,703)	(7,298)	—

Net periodic benefit cost	$99,372	$98,707	$97,731

Curtailment (gain) loss	—	—	—

Settlement (gain) loss	—	—	—

Net periodic benefit cost after curtailments and and settlements	$99,372	$98,707	$97,731

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company has an Incentive Savings 401K Plan covering non-union employees of the Company who have completed six month of service. During fiscal 2001, the Company matched employee contributions equal to 50% of the first 6% of the participants wage base. During each of the fiscal years 2001, 2000, and 1999, the Company made contributions to the plan of approximately $267,430, $219,375, and $133,475 respectively.

10.	STOCK OPTIONS, WARRANTS, AND STOCK PURCHASE PLANS

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123). As allowed by SFAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) in accounting for its stock option plans. Accordingly, since all options are issued with exercise prices greater than or equal to the market price on the grant date, no compensation cost has been recognized for the stock option plans.

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

Stock Options Plans

In February 1987, EDI adopted the 1987 Stock Option Plan (the “Plan”). The Plan, as amended, allows for the issuance of up to 2,259,748 shares of the Company’s common stock. Options granted under the Plan must be granted at the fair market value of such shares on the date of grant and must have an expiration date no more that ten years from the date of grant. Generally, options vest over a five-year period and expire five years from the date of grant. Additionally, in October 1995, in connection with the acquisition of EDI-MA, fully vested options to purchase 314,826 shares of the Company’s common stock at $0.22 per share that were valued at $598,000 were issued to employees in exchange for fully vested options of EDI-MA. At the date of the merger with White Electronic Designs Corporation, Bowmar assumed all then outstanding unexercised EDI options and converted the number of shares issuable upon exercise and the exercise price per share using the 1.275 exchange ratio. Both EDI plans were then terminated, and there are no shares available for future grants. At September 29, 2001, there were 500,800 shares from the 1987 Stock Option Plan under option, and 133,096 shares from the EDI-MA acquisition plan under option.

Under the Company’s shareholder approved 1994 Flexible Stock Plan, Common Stock is available for the grant of options, appreciation rights, restricted stock awards, performance shares and other stock-based awards. The vesting and terms of the options granted under this plan are determined when awarded by the Board of Directors. In February, 2001, the Stockholders approved an amendment to the plan that changed the name to “White Electronic Designs Corporation’s 1994 Flexible Stock Plan” and changed the number of shares of Common Stock available for grant to 2,200,000. At September 29, 2001 there were 991,261 shares available for future grants to directors, officers and employees at prices not less than the fair value at the date of grant by the Board of Directors. At September 30, 2001, 1,130,443 shares from this plan remained outstanding.

During fiscal 1995, the Board of Directors terminated the Company’s shareholder approved 1986 Stock Option Plan. At September 30, 2001, 1,500 shares from the Company’s 1986 Plan remained under option.

The Company’s approved 1992 Non-Qualified Stock Option Plan for Directors provides for the issuance of options to purchase shares of Common Stock to directors at an exercise price equal to the fair market value on the date of grant. In February 2001, the Stockholders approved an amendment to the plan that changed the name to “White Electronic Designs Corporation’s Director Stock Option Plan” and changed the number of shares of Common Stock available for grant to 281,000. The Board of Directors terminated this plan in fiscal year 2001. A total of 90,000 options remained unexercised at September 29, 2001.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 1999, the Company’s Board of Directors approved an independent grant to Mr. McGuinness for a nonqualified stock option to purchase up to 102,000 shares of common stock at an exercise price of $1.125 per share, vesting ratably over three years. At September 29, 2001, 102,000 shares from this independent option right were still under option.

During fiscal 2000, the Company’s Board of Directors approved an independent grant to Mr. Shokrgozar for a nonqualified stock option to purchase up to 125,000 shares of common stock at an exercise price of $2.750 per share, vesting over four years. At September 29, 2001, 125,000 shares from this independent option right were still under option.

During fiscal 2001, the Company’s Board of Directors approved the 2000 Broad Based Non-qualified Stock Plan, which provides for the issuance of options to purchase shares of Common Stock at an exercise price equal to the fair market value at the date of grant. As of September 29, 2001, 209,000 shares were available for grant and 791,000 granted options were unexercised.

The Company’s Shareholders approved the White Electronic Designs Corporation 2001 Director Stock Plan in February 2001, which authorizes non-employee directors of the corporation to purchase shares of Common Stock at an exercise price equal to the fair market value on the date of grant and a vesting period of two years. The total number of shares approved for grant was 500,000. As of September 29, 2001, 380,000 shares were available for grant, and 120,000 granted options were unexercised.

A summary of the Company’s stock option activity and related information is as follows:

			Fiscal Year
	2001		2000		1999

	Shares
	Under	Weighted Average		Weighted Average		Weighted Average
	Option	Exercise Price	Shares Under Option	Exercise Price	Shares Under Option	Exercise Price

Beginning balance outstanding	2,083,577	$2.13	2,692,234	$1.80	2,715,586	$2.31

Granted	1,301,000	5.15	530,000	3.84	1,271,178	1.19

Canceled	(140,968)	3.44	(117,858)	1.74	(1,218,371)	2.37

Exercised	(249,770)	1.30	(1,020,799)	2.13	(76,159)	0.28

Ending balance outstanding	2,993,839	$3.40	2,083,577	$2.13	2,692,234	$1.80

Shares available for future grant	1,580,261		378,817		562,390

Weighted average fair value of option grants	$4.97		$3.12		$0.68

The following table summarizes additional information about the Company’s stock options outstanding as of September 29, 2001.

	Options Outstanding			Options Exercisable

					Weighted-
	Shares		Weighted Average		Average
	Under	Weighted Average	Remaining	Exercisable	Exercise
	Option	Exercise Price	Contractual Life	Shares	Price

Range of exercise price:

$0.170 - $ 1.600	689,014	$0.9405	5.1	555,595	$0.8962

$1.601 - $ 3.200	986,825	$2.5603	6.0	746,987	$2.5145

$3.201 - $ 4.800	931,000	$3.8233	9.5	0	$0.0000

$4.801 - $ 6.400	0	$0.0000	0.0	0	$0.0000

$6.401 - $ 8.000	209,000	$7.1785	8.6	18,734	$7.1875

$8.001 - $ 9.600	0	$0.0000	0.0	0	$0.0000

$9.601 - $11.200	168,000	$10.6049	8.9	4,499	$10.3750

$11.201 - $12.800	0	$0.0000	0.0	0	$0.0000

$12.801 - $14.400	0	$0.0000	0.0	0	$0.0000

$14.401 - $16.000	10,000	$16.0000	8.9	2,500	$16.0000

	2,993,839	$3.3990	7.2	1,328,315	$1.9555

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock option plans under the fair value based method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2000	1999

Expected options term (years)	7.7	6.0	4.4

Risk free interest rate	4.08%	5.7%	5.5%

Volatility	149%	176%	67%

Dividends	0%	0%	0%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The pro forma information for 2001, 2000 and 1999 follows: (In thousands except for per share information):

	2001	2000	1999

Net income (loss), continuing operations	$3,272	$6,561	$(558)

Operation compensation expense	(2,000)	(555)	(363)

Pro forma net income (loss), continuing operations	$1,272	$6,006	$(921)

Pro forma net income (loss), income per share continuing operations, basic	$0.07	$0.34	$(0.08)

Because additional option grants are expected to be made in future years and options vest over several years, the pro forma impact on fiscal years 2001, 2000, and 1999 is not necessarily representative of the pro forma impact on reported results for future years.

Stock Purchase Plans

In November 1995, the EDI Board of Directors adopted the 1996 Employee Stock Purchase Plan. This plan provided for the purchase by employees of up to 250,000 shares of common stock at 85% of the fair market value on the first or last day of the offering period (as defined in the plan), whichever is lower. This plan was terminated in October 1998 resulting from the merger of EDI and the Company. There were no shares issued under this plan in fiscal 2001, 2000, or 1999. There were 17,744 shares issued at $1.66 under this plan in fiscal 1998.

In February 2001, the Company’s Board of Directors adopted the White Electronic Designs Corporation 2000 Employee Stock Purchase Plan. This plan provided for the purchase by employees of up to 300,000 shares of common stock at 85% of the fair market value on the first or last day of the offering period (as defined in the plan), whichever is lower. This plan began July 1, 2001, and will continue for ten years unless terminated sooner. There were no shares issued under this plan in fiscal 2001.

11.	COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment under non-cancelable lease agreements some of which include renewal options of up to five years. Total rent expense for 2001, 2000, and 1999 was $1,564,000, $1,207,000 and $1,337,000 respectively. Future minimum annual fixed rentals required under non-cancelable operating leases having an original term of more than one year are $2,048,000 in 2002, $1,915,000 in 2003, $1,592,000 in 2004, $1,463,000 in 2005, and $1,537,000 in 2006, and $2,693,259 thereafter.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONCENTRATIONS OF CREDIT RISK

The Company sells its products primarily to large original equipment manufacturers, or electronic assembly houses in the United States. In fiscal 2001, no one customer accounted for more than 10% of the Company’s sales. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. At certain times throughout the year the Company may maintain certain bank accounts in excess of the FDIC insured limits.

13.	SHAREHOLDERS RIGHTS PLAN

On December 6, 1996, the Board of Directors adopted a shareholder rights plan to protect shareholders against unsolicited attempts to acquire control of the Company, which do not offer what the Company believes to be an adequate price for all shareholders. To implement the plan, the Board declared a dividend of one common share purchase right (a “Right” or “Rights”) for each outstanding share of the Company’s Common Stock and entered into a rights agreement with American Stock Trust and Transfer, as Rights Agents (the “Rights Agreement”). If and when the Rights become exercisable, each Right will entitle the registered holder to purchase from the Company one share of Common Stock of the Company at a purchase price of $20.00 (subject to adjustment pursuant to certain anti-dilution provisions) (the “Purchase Price”). The terms of the rights are set forth in the Rights Agreements.

Separate certificates representing the Rights will be distributed only upon an event triggering a distribution. Pursuant to the Rights Agreement, if a person or group (an “Acquiring Person”) acquires 15% or more of the Company’s outstanding voting stock or announces a tender or exchange offer that would result in the ownership by the Acquiring Person of 15% or more of the outstanding voting stock, the Rights certificates will be distributed and each holder of the rights (other than the Acquiring Person) may either exercise the Rights to acquire Common Stock of the Company at the then Purchase Price or convert the Rights into that number of shares of Common Stock equal to the Purchase Price times the number of Rights held by the holder divided by 50% of the then current market price of the Common Stock.

In the event that the Company is acquired in a merger or other transaction where it is not the surviving corporation or where all or part of its Common Stock is exchanged for securities, cash or property of another person, or in the event that 50% or more of the Company’s assets are sold, proper provision will be made so that each holder of the right (other than the Acquiring Person) will have the right to receive, upon exercise thereof, that number of shares of common stock of the acquiring corporation which at the time of such transaction will have a market value of two times the exercise price of the Right. Similarly, in the event that a person acquires 15% or more of the outstanding Common Stock of the Company, proper provision will be made so that each holder of a Right (other than the Acquiring Person) will thereafter have the right to receive upon exercise that number of shares of Common Stock of the Company having a market value of two times the exercise price of the Right.

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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the Rights Agreement the execution of the Agreement and Plan of Merger with EDI and the transactions contemplated thereby.

14.	DISCONTINUED OPERATIONS

On May 13, 1997, the Company announced the decision to divest Crystallume. As a consequence, the Company recorded a provision for loss on disposal of Crystallume of $973,000, which included a provision for operating losses during the phase out period (May 13, 1997 to the estimated date of disposal). Revenues related to discontinued operations were $744,000 for fiscal 1997. The losses from discontinued operations for fiscal 1997 were recorded net of current income tax benefits of $649,000. The results of Crystallume have been retroactively separated from the Company’s ongoing operations in the consolidated statement of operations and, at September 30, 1997, the assets of Crystallume, consisting primarily of fixed assets, have been separately classified on the balance sheet as a current asset.

On October 27, 1997, the Company sold the assets, effective as of October 1, 1997, of Crystallume pursuant to an Asset Purchase Agreement (the “Agreement”). The assets sold include all intellectual property, manufacturing equipment, inventories and certain specific contracts related to Crystallume’s diamond films and coating business. The buyer assumed none of the liabilities, except that it assumed the obligation to perform under the acquired contracts with Crystallume’s customers, facility lessor and equipment lessors. The purchase price consisted of: $500,000 in cash at closing; $625,000 payable over three years, plus simple interest at 9.5%; and an agreement for future payments based on product and license revenues earned by the buyer using Crystallume intellectual property over the next five and seven years, respectively.

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

15.	EARNINGS PER SHARE

The Company has adopted the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”) effective January 3, 1998. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options. All prior period earnings per share amounts have been restated to comply with the SFAS 128.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

Fiscal 2001

	Income	Shares	Per share
	(Numerator)	(Denominator)	Amount

Earnings from continuing operations, net of tax	$3,272,000

Basic EPS

Earnings applicable to continuing operations, net of tax	$3,272,000	19,230,781	$0.17

Earnings available to common stockholders	$3,272,000

Effects of Dilutive Securities

Common stock equivalents		1,297,556

Dilutive EPS

Earnings available to common stockholders	$3,272,000	20,528,337	$0.16

Options excluded from the calculation of diluted net income per share were 387,000 because they did not meet the dilutive requirements of SFAS 128.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2000

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Earnings from continuing operations, net of Tax	$6,561,000

Less: preferred stock dividends	(89,000)
Basic EPS
Earnings applicable to continuing operations, net of tax	$6,472,000	17,544,136	$0.37

Loss applicable to discontinued operations, net of tax			$0.37

Earnings available to common stock holders	$6,472,000

Effects of Dilutive Securities

Common stock equivalents		1,995,365

Dilutive EPS

Earnings available to common stock holders	$6,561,000	19,539,501	$0.34

Options excluded from the calculation of diluted net income per share were 35,000 because they did not meet the dilutive requirements of SFAS 128.

Fiscal 1999

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Earnings from continuing operations, net of tax	$(558,000)

Less: preferred stock dividends	(360,000)

Basic EPS

Earnings applicable to continuing operations, net of tax	$(918,000)	15,394,451	$(0.06)

Loss applicable to discontinued operations, net of tax	(277,000)	15,394,451	$(0.02)

Earnings available to common stock holders	$(1,195,000)		$(0.08)

Effects of Dilutive Securities

Common stock equivalents

Dilutive EPS

Earnings available to common stock holders	$(1,195,000)	15,394,451	$(0.08)

The convertible preferred stock is not included in the calculation of dilutive earnings per share for fiscal 1999, because its inclusion would be anti-dilutive. The effect of common stock equivalents is not included in fiscal 1999 diluted loss per share calculation as their inclusion would be anti-dilutive.

16.	OPERATIONS BY BUSINESS SEGMENTS

The Company operates in two business segments. The microelectronic segment packages semiconductor products mainly for memory storage. Its products are sold to original equipment manufacturers in the telecommunications, computer networking, aerospace defense, and military equipment industries. The display segment designs and manufactures AMLCD’s and other interface products. Display products are sold mainly to customers in the aviation and aerospace industries. The segments have common customers, mainly in the aerospace defense industry. However, the products from each segment are usually purchased by different purchasing groups within the parent company. There are no inter-segment sales. Transfers of inventory between segments are made at cost, and are treated as transfers between locations.

The assets identified by segment are those assets used in the companies operations and do not include general corporate assets such as cash, goodwill, or deferred tax assets. Capital expenditures report asset purchases and do not include equipment added through the use of operating leases.

A significant portion of the Company’s business activity in each segment is from contractor’s who have contracts with the United States Department of Defense.

The Company has two reportable business segments, each of which requires different design and manufacturing resources, and serves customers in different markets. The microelectronic segment manufactures mainly memory products for use in telecommunications, data communications and military aerospace markets. The display segment manufactures liquid crystal displays and electromechanical components for customers mainly in the aviation industry. A significant portion of the Company’s sales are to foreign customers. Export sales as a percent of total sales in fiscal 2001, 2000, and 1999 were 22%, 16%, and 18% respectively.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales by Major Geographic Segment
(in thousands of dollars)

	Fiscal 2001	Fiscal 2000	Fiscal 1999

United States	$76,777	$73,626	$47,566

Europe	$13,732	$9,846	$7,866

Asia	6,252	4,123	2,606

Total	$96,761	$87,595	$58,038

OPERATIONS BY BUSINESS SEGMENTS

		Fiscal Year
	2001	2000	1999

Net sales

Microelectronic	$73,569	$74,289	$45,463

Display	23,192	13,306	12,575

Total Net Sales	$96,761	$87,595	$58,038

Income Before Tax

Microelectronics	$2,765	$9,199	$(38)

Display	1,488	1,488	29

Merger costs	0	0	(850)

Total income before tax	$4,253	$10,687	$(859)

Identifiable Assets

Microelectronics	$26,519	$39,392	$24,239

Display	20,401	7,508	8,517

General corporate	10,308	8,096	6,015

Total Assets	$57,228	$54,996	$38,771

Capital Expenditures

Microelectronics	$1,436	$2,140	$1,731

Display	189	173	378

Total capital expenditures	$1,625	$2,313	$2,109

Depreciation and amortization expense

Microelectronics	$1,868	$2,082	$1,834

Display	1,110	404	410

Total	$2,978	$2,486	$2,244

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	INTERIM FINANCIAL RESULTS (UNAUDITED) (In thousand of dollars, except per share data)

	Fiscal 2001
	Year	Sep 29	Jun 30	Mar 31	Dec 30

Net sales	$96,761	$21,379	$22,087	$26,253	$27,042

Gross margin	$26,401	$6,741	$7,201	$3,376	$9,084

Income (loss) from continuing operations before income taxes	$4,253	$1,275	$1,830	$(2,484)	$3,633

Income (loss) from continuing operations	$3,272	$1,630	$1,050	$(1,644)	$2,237

Net income (loss)	$3,272	$1,630	$1,050	$(1,644)	$2,237

Net income per share — basic	$0.17	$0.08	$0.05	$(0.09)	$0.12

Net income per share — diluted	$0.16	$0.08	$0.05	$(0.09)	$0.11

Common stock market price: (a)

High	$13.50	$4.60	$5.50	$10.63	$13.50

Low	$2.85	$2.85	$2.93	$4.38	$5.38

Preferred market price: (a)

High	$—	$—	$—	$—	$—

Low	$—	$—	$—	$—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Fiscal 2000
	Year	Sep 30	Jul 1	Apr 1	Jan 1

Net sales	$87,595	$25,112	$23,035	$21,299	$18,149

Gross margin	$31,171	$9,083	$7,952	$8,007	$6,128

Income (loss) from continuing operations before income taxes	$10,687	$3,562	$3,035	$2,428	$1,662

Income (loss) from continuing operations	$6,561	$2,193	$1,865	$1,489	$1,014

Net income (loss)	$6,561	$2,193	$1,865	$1,489	$1,014

Net income per share — basic	$0.37	$0.12	$0.10	$0.08	$0.06

Net income per share — diluted	$0.34	$0.11	$0.10	$0.07	$0.05

Common stock market price: (a)

High	$18.63	$18.63	$14.75	$18.38	$5.50

Low	$2.44	$10.38	$7.00	$4.25	$2.44

Preferred market price: (a)

High	$94.94	$—	$—	$94.94	$71.00

Low	$38.44	$—	$—	$59.00	$38.44

(a)  Both common and preferred shares were traded on the American Stock Exchange. On June 8, 2000, the Company began trading on the NASDAQ National Market.

On February 7, 2000, the Preferred Stock was redeemed or converted into common stock.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)

2.1A	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4 filed on June 11, 1998, Registration No. 333-56565).

2.1B	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

3.1	Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.2 to the June 9, 1998 Registration Statement on Form S-4 filed June 11, 1998).

4.1	Shareholder Rights Agreement, effective December 6, 1996, (incorporated herein by reference to Exhibit 5 on Form 8-K, filed on December 19, 1996).

4.1A	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.1	Agreement to be Bound by Registration Rights Agreements, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4, filed on Jun 11, 1998, Registration No. 333-56565).

10.2	Agreement to be Bound by Severance Agreements and Employment Agreement, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

**10.14	1994 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of Shareholders).

10.27	Revolving Credit and Term Loan Agreement by and between Bank One, Texas and White Electronic Designs Corporation, an Indiana Corporation, dated January 7, 2000. (Incorporated herein by reference to Exhibit 10.27 to the Company’s 10-Q for the quarter ended January 1, 2000).

10.28	First Amendment to Revolving Credit Agreement by and between Bank One effective as of June 3, 2000; Promissory Note effective June 3, 2000, Notice of Final Agreement effective June 3, 2000 (incorporated herein by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.29	Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P. (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2001).

**10.30	Amendment to Company’s 1994 Flexible Stock Plan, effective May 7, 2001 (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60544).

**10.31	White Electronic Designs Corporation 2001 Director Stock Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60536).

**10.32	White Electronic Designs Corporation 2000 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed May 9, 2001, Registration No. 333-60546).

**10.33	Amendment to Company’s Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60548).

**10.34	White Electronic Designs Corporation 2000 Broad Based Employee Stock Option Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60542).

**10.35	Executive Employment Agreement made as of February 22, 2001 between White Electronic Designs Corporation and Hamid R. Shokrgozar (incorporated herein by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001).

*10.36	Industrial Building Lease by and between Transwestern West Union and White Electronic Designs Corporation, an Indiana Corporation, dated October 12, 2001.

*21.1	Subsidiaries of White Electronic Designs Corporation.

*23.1	PricewaterhouseCoopers, LLP consent for Form S-3 filed April 11, 2001, and Forms S-8 filed May 9, 2001.

*	Filed herewith.

**	Management compensatory contract, plan or arrangement.