Form 10-Q
period 2001-12-29
WHITE ELECTRONIC DESIGNS CORP
filed 2002-02-11
CIK 13606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


           (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended: December 29, 2001

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

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
Yes    X      No
    --------     --------

At February 4, 2002, 19,702,552 shares of the Registrant's Common Stock were outstanding.

                      WHITE ELECTRONIC DESIGNS CORPORATION

                                       AND

                                  SUBSIDIARIES


                                Table of Contents


PART I     FINANCIAL INFORMATION............................................................   2-11

           Item 1.    Financial Statements

                              Consolidated Balance Sheets as of
                              December 29, 2001, (Unaudited)
                              and September 29, 2001........................................      2

                              Consolidated Statements of Operations
                              for the Three Months ended
                              December 29, 2001, (Unaudited) and
                              December 30, 2000, (Unaudited) ...............................      3

                              Consolidated Statements of Cash Flows for the
                              Three Months ended December 29, 2001, (Unaudited)
                              and December 30, 2000 (Unaudited).............................      4

                              Notes to Consolidated Financial
                              Statements (Unaudited)........................................      5

           Item 2.    Management's Discussion and Analysis
                              of Financial Condition and Results of Operations..............      9

           Item 3.    Quantitative and Qualitative Disclosures
                              about Market Risk.............................................     13


PART II    OTHER INFORMATION  ..............................................................     13

           Item 5.    Other Information.....................................................     13

           Item 6.    Exhibits and Reports on Form 8-K......................................     14

              WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In thousands of dollars)

--------------------------------------------------------------------------------
                                                     December 29,  September 29,
                                                         2001          2001
                                                     (unaudited)
--------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash                                                  $ 8,367       $ 5,032
  Accounts receivable, less allowance for
     doubtful accounts of $837 and $638                  14,386        14,020
  Inventories, net                                       15,247        16,707
  Prepaid expenses                                        1,067           594
  Deferred income taxes                                   2,039         2,741
--------------------------------------------------------------------------------
                Total Current Assets                     41,106        39,094
Property, plant and equipment, net                        7,700         7,914
Deferred income taxes                                     2,116         1,934
Goodwill and intangibles                                  7,813         8,086
Other assets, net                                           236           200
--------------------------------------------------------------------------------
                Total  Assets                           $58,971       $57,228
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long term debt                     $   628       $   628
  Accounts payable                                        6,958         5,798
  Accrued salaries and benefits                           1,361         1,874
  Accrued expenses                                        3,056         2,910
--------------------------------------------------------------------------------

                Total Current Liabilities                12,003        11,210
Long term debt                                              673           890
Other long term liabilities                               1,352         1,348
--------------------------------------------------------------------------------
                Total Liabilities                        14,028        13,448
--------------------------------------------------------------------------------

                Shareholders' Equity                     44,943        43,780
--------------------------------------------------------------------------------

                Total Liabilities and
                Shareholders' Equity                    $58,971       $57,228
================================================================================

The accompanying notes are an integral part of these financial statements.

              WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                   (In thousands of dollars except share data)

--------------------------------------------------------------------------------------
                                                         Three months ended
                                                 December 29, 2001   December 30, 2000
--------------------------------------------------------------------------------------
 Revenues                                         $     21,365         $     27,042
 Cost of revenues                                       14,557               17,958
--------------------------------------------------------------------------------------
 Gross profit                                     $      6,808         $      9,084
--------------------------------------------------------------------------------------
 Operating expenses:
    Research and development                      $      1,119         $      1,338
    Selling, general and administrative                  3,433                3,852
    Amortization of goodwill and purchased
    intangible assets                                      393                   73
    Interest expense/(income), net                          (7)                 188
--------------------------------------------------------------------------------------
 Total expenses                                   $      4,938         $      5,451
--------------------------------------------------------------------------------------
 Income before income taxes                              1,870                3,633
 Provision for income taxes                                807                1,396
--------------------------------------------------------------------------------------
 Net income                                       $      1,063         $      2,237
--------------------------------------------------------------------------------------
 Basic net income per share                       $       0.05         $       0.12
 Basic weighted average common shares               19,609,360           18,600,478
======================================================================================
 Diluted net income per share                     $       0.05         $       0.11
 Diluted weighted average-common shares
     and equivalents                                20,503,258           19,583,141
======================================================================================

The accompanying notes are an integral part of these financial statements

              WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           ((In thousands of dollars)

-------------------------------------------------------------------------------------
                                                            Three Months Ended

                                                         December 29,    December 30,
                                                            2001            2000
-------------------------------------------------------------------------------------
 Net cash provided/(used) by operating activities         $ 3,710          $(2,620)
====================================================================================

 INVESTING ACTIVITIES:
 Acquisition of property,  plant & equipment                 (252)            (160)
-------------------------------------------------------------------------------------
 Net cash used in investing activities                       (252)            (160)
====================================================================================
 FINANCING ACTIVITIES:
 Borrowings/(payback) of line of credit, net                   --            2,222
 Payments on long-term debt                                  (217)            (158)
 Issuance of common stock                                      99              194
 Other long term liabilities                                   (5)               0
-------------------------------------------------------------------------------------
 Net cash provided/(used) by financing activities            (123)           2,258
====================================================================================
 Net change in cash                                       $ 3,335          $  (522)
 Cash at beginning of year                                  5,032            1,857
-------------------------------------------------------------------------------------
 Cash at end of quarter                                   $ 8,367          $ 1,335
====================================================================================
 SUPPLEMENTAL CASH FLOWS INFORMATION
 Cash paid for interest                                   $    18          $   188
-------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                      WHITE ELECTRONIC DESIGNS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of December 29, 2001, the consolidated statements of operations for the quarter ended December 29, 2001, and of cash flows for the quarter ended December 29, 2001, have been prepared by the Registrant and are unaudited. The consolidated balance sheet of September 29, 2001, was derived from the audited financial statements. It is the opinion of management that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001. The results of operations for the above noted quarter ended December 29, 2001 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses reported for the periods presented. The Company regularly assesses these estimates and, while actual results may differ, management believes that the estimates are reasonable.

Certain amounts in the financial statements and notes thereto have been reclassified to conform to current classifications.

2. NATURE OF OPERATIONS

White Electronic Designs Corporation and its subsidiaries design and manufacture high density, microelectronic memory products, advanced matrix liquid crystal displays, interface products, and electromechanical components and packages. The Company's customers include both domestic and international original equipment manufacturers in the telecommunications, defense, and instrumentation industries. The majority of the sales and operating income are generated by the microelectronic business segment.

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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                      WHITE ELECTRONIC DESIGNS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


------------------------------------------------------------------------------------------------------------------------------------
                                                                              First Quarter Ended
                                                          December 29, 2001                           December 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                             Income             Shares     Per Share        Income          Shares         Per Share
                                           (Numerator)      (Denominator)    Amount       (Numerator)    (Denominator)       Amount
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                  $1,063,000                                     $2,237,000
------------------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common stockholders     $1,063,000        19,609,360      $0.05        $2,237,000      18,600,478         $0.12
------------------------------------------------------------------------------------------------------------------------------------
Effect of Dilutive Securities
   Common stock options                                          893,898                                      982,663
------------------------------------------------------------------------------------------------------------------------------------
Diluted EPS
Income available to
   Common stock holders                     $1,063,000        20,503,258      $0.05        $2,237,000      19,583,141         $0.11
------------------------------------------------------------------------------------------------------------------------------------

4. INVENTORIES

Inventories consist of the following (in thousands of dollars):

--------------------------------------------------------------------------------
                                         December 29, 2001   September 29, 2001
--------------------------------------------------------------------------------
Raw materials                                 $ 7,734             $ 8,396
Work-in-process                                 5,675               6,402
Finished goods                                  1,838               1,909
--------------------------------------------------------------------------------
Total Inventories                             $15,247             $16,707
================================================================================

Net inventory values include total reserves of $4,480,000 as of December 29, 2001 and $5,084,000 as of September 29, 2001.

5. OPERATIONS BY BUSINESS SEGMENT

The Company has two reportable business segments, each of which requires different design and manufacturing resources, and each serves customers in different markets. The microelectronic segment manufactures mainly memory products for use domestically and internationally in telecommunications, data communications and military aerospace markets. The microelectronic segment is comprised of a commercial and a military division. The display segment manufactures liquid crystal displays, display viewing enhancements, and electromechanical components for customers in the aviation and instrumentation industries. Its customer base is also domestic and international. The majority of international sales are to countries in Europe and Asia. The Company's Panelview subsidiary, acquired in the second quarter of fiscal 2001, is included in the segment reporting information for the current fiscal year in the display segment.

--------------------------------------------------------------------------------
                                               Three Months Ended
(In thousands of dollars)         December 29, 2001          December 30, 2000
--------------------------------------------------------------------------------
Net Sales
Microelectronics                      $ 11,698                   $ 23,418
Display                                  9,667                      3,624

--------------------------------------------------------------------------------
Total Net Sales                       $ 21,365                   $ 27,042

--------------------------------------------------------------------------------
Income Before Tax
Microelectronics                       $ 1,506                    $ 2,953
Display                                    364                        680

--------------------------------------------------------------------------------
Total Income Before Tax                $ 1,870                    $ 3,633
--------------------------------------------------------------------------------

                      WHITE ELECTRONIC DESIGNS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
                                        As of                      As of
Identifiable Assets               December 29, 2001          September 29, 2001
--------------------------------------------------------------------------------
Microelectronics                      $ 23,134                   $ 26,519
Display                                 22,951                     20,401
General corporate                       12,886                     10,308

--------------------------------------------------------------------------------
Total Assets                          $ 58,971                   $ 57,228
--------------------------------------------------------------------------------


6. PANELVIEW EARN-OUT LIABILITY

The former shareholders of Panelview, pursuant to the purchase agreement, have the potential to earn $1 million of the Company's common stock if certain revenue and operating contribution targets are met. As of December 29, 2001, it appears likely that approximately 87% of the sales earn-out target will be met over the twelve-month period ending January 2002. It does not appear likely that the operating contribution target will be met. Therefore, the Company has accrued a liability in the amount of $119,875 based on meeting a portion of the sales target. The liability was determined by management's estimate of sales for the final month of the twelve-month period and actual sales for the first eleven months of the earn-out period. The additional amortization of this liability will increase amortization expense by $1,738 per month beginning in January 2002.

7. PRO FORMA FINANCIAL DATA

The following unaudited pro forma information shows the results of operations of White Electronic Designs and Panelview for the quarters ended December 29, 2001 and December 30, 2000 assuming the companies had been combined as of October 1, 2000. This pro forma information may not be indicative of the results that actually would have happened if the companies had been combined for the entire periods presented, and is not intended to be a projection of future results.

Panelview Pro forma Data
(Dollars in thousands except per share data)

                                                      (Unaudited)
                                                  Three months ended
                                        December 29, 2001     December 30, 2000

Revenues                                   $    21,365           $    29,487
Cost of Sales                                   14,557                19,948
                                           ---------------------------------
Gross Profit                               $     6,808           $     9,539

Operating Expenses                         $     4,938           $     6,290
                                           ---------------------------------

Income Before Taxes                        $     1,870           $     3,249
Provision for Income Taxes                         807                 1,372

Net Income                                 $     1,063           $     1,877

Basic Shares                                19,609,360            19,414,978
Earnings per share - basic                 $      0.05           $      0.10

                      WHITE ELECTRONIC DESIGNS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


8. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion
(APB) No. 16, Business Combination. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of fiscal 2003. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of fiscal 2003. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003.

The Company intends to adopt the provisions of SFAS 142 for fiscal year 2003, which begins September 29, 2002. At this time, the Company will stop the monthly amortization of $108,483 for Panelview purchased goodwill and will assess the need for any changes in the remaining goodwill asset based on valuations performed at that time. Because of the continuing goodwill amortization through the end of fiscal 2002, and the increasing sales and profits at the Panelview subsidiary, the Company, at this time, is unable to make a reasonable determination if there will be a goodwill impairment charge needed in the first quarter of fiscal 2003, or what effect these impairment tests will have on the Company's earnings.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 29, 2001 COMPARED TO THE QUARTER ENDED DECEMBER 30, 2000


Overview

Revenue for the first quarter of fiscal year 2002 ended December 29, 2001, totaled $21.4 million and was down 21% when compared to the same quarter of fiscal year 2001. Total sales remained even when compared to the last quarter of fiscal year 2001 which ended September 29, 2001. The decline in sales from the previous year was attributable to the decline of the commercial telecommunication and network industries. Sales in all other markets were higher when compared to the first quarter of fiscal year 2001. Sales in the display division were significantly higher due to the inclusion of Panelview revenue, a subsidiary that was acquired after the end of the first quarter of fiscal year 2001.

Gross margin for the first quarter of fiscal year 2002 ended December 29, 2001, was down 1.7% from the comparable quarter of fiscal year 2001. Gross margins in the quarter for the microelectronic segment were 6.9% higher than the previous year. Gross margins for the display segment were 22.8% lower than last year on a percentage basis because the majority of the quarter's display sales were to commercial customers, where margins are typically in the 15% to 20% range. Actual dollar margin for the display segment was $617,000 higher than last year because of higher sales.

Overall operating expenses for the first quarter ended December 29, 2001, totaled $4.9 million and were $513,000, or 9%, lower than the comparable quarter of the previous year. The reduction in expenses was mainly attributable to lower Company selling costs.

The Company acquired its subsidiary, Panelview, Inc., during the second quarter of fiscal year 2001. The results of operations for Panelview are included in the first quarter of fiscal year 2002 financial statements, but not included in the first quarter of fiscal year 2001 financial statements.


Results of Operations

(In thousands of dollars)                              (Unaudited)
                                        ----------------------------------------
                                                  Three months ended
                                        December 29, 2001      December 30, 2000
--------------------------------------------------------------------------------

Revenues                                     $ 21,365               $ 27,042
Cost of revenues                               14,557                 17,958
--------------------------------------------------------------------------------
Gross profit                                 $  6,808               $  9,084
--------------------------------------------------------------------------------

Net Sales

For the quarter ended December 29, 2001, net sales decreased to $21.4 million from $27.0 million in the first quarter of the previous year, a 21% decrease in revenue. Sales in the commercial market of the microelectronic segment fell 77%, accounting for the $12 million decrease in sales for that segment. The sales decrease in the commercial market was directly related to a slow-down in the telecommunication and data communication markets, which began to affect the revenues of the commercial division during the third quarter of fiscal year 2001 and has continued through the current quarter. Although it is not expected to decline further, it is unknown when the commercial market will recover and when revenue will increase to, or exceed, historical levels.

The decrease in the microelectronic segment was partially offset by $5.8 million of revenue from the Panelview subsidiary, which is part of the display segment. This revenue increased total display segment revenue 167% from the comparable quarter of the previous year, as the acquisition of Panelview did not occur until the second quarter of fiscal year 2001. Approximately $3.7 million of display enhancement revenue for the first quarter of fiscal year 2002 came from one new customer. The high reliability military division of the microelectronic segment increased revenue by 7% over the comparable quarter, and the ruggedized display market also increased revenue by 6% over the comparable period of the previous year.

During the first three months of fiscal 2002, 17.4% of total Company sales were to the Marquette Medical Division of General Electric through our display business segment. No other customer accounted for more than 5% of total Company sales during the first three months of the fiscal year. Four customers in the microelectronics segment had greater than 5% of segment sales for the first quarter of 2002, and four other customers in the display segment had greater than 5% of segment sales for that segment.

The Company's sales historically have not been seasonal over the course of a year.


Gross Margin

Total Company gross margins for the first quarter ended December 29, 2001, decreased to 31.9% from 33.6% in the previous year. Gross margin percentages for the microelectronic segment were higher by 6.9%, as fiscal year 2002 microelectronic margins were 38.5% compared to 31.6% of the comparable quarter. The increase in microelectronic gross margin was due to a higher mix of military sales, which have a higher average selling price than commercial sales. Microelectronic manufacturing expenses were also considerably lower for the first quarter of fiscal year 2002 due to a reduction in workforce in the commercial division along with overall reductions in spending throughout the entire segment. Gross margin percentages for the display division were down to 23.9% for the first quarter of fiscal year 2002, compared to 46.6% for the first quarter of fiscal year 2001. The lower gross margin for the current year was due to the volume of Panelview display enhancement sales, which have a much lower margin than ruggedized display sales. Display enhancement gross margins were approximately 15% compared to 38% gross margin on ruggedized display sales.

Operating Expenses

(In thousands of dollars)                                  (Unaudited)
                                                ------------------------------------
                                                        Three months ended
                                                December 29, 2001  December 30, 2000
------------------------------------------------------------------------------------
Operating expenses:
   Research and development                            $ 1,119           $ 1,338
   Selling, general and administrative                   3,433             3,852
   Amortization of goodwill and purchased
   intangible assets                                       393                73
   Interest expense/(income), net                           (7)              188
------------------------------------------------------------------------------------
Total expenses                                         $ 4,938           $ 5,451
------------------------------------------------------------------------------------

Research and Development Expenses

For the quarter ended December 29, 2001, research and development expenses decreased $219,000 from the previous year, totaling 5% of net sales. The microelectronic segment expenses decreased spending by $340,000 for the three months ended December 29, 2001, due to a 25% reduction of headcount and fewer development projects than in the comparable quarter of the previous year. The display research and development expenses increased $121,000 from last year due to the inclusion of Panelview. The Company expects to maintain appropriate research and development expenditures to meet future product development requirements.

Selling, General and Administrative Expenses

Selling expenses for the quarter ended December 29, 2001, were $688,000 lower than the same period in the previous year, a 27% decrease. Microelectronic segment expenses were $922,000 lower than the comparable quarter of the previous year mainly due to lower sales commissions, which relates to lower comparable sales revenue. Marketing expenses and overall selling expenses, including travel and salaries, were also reduced. Commission expenses were approximately $650,000 lower than the comparable quarter. Selling expenses for the display segment were $234,000 higher than the same period last year mainly because of the inclusion of $329,000 of selling expenses from the Panelview division.

General and administrative expense for the quarter ended December 29, 2001, increased $269,000 when compared to the same period in the previous year. This increase was mainly due to the inclusion of $242,000 of Panelview general and administrative expenses.

Interest Expense

Interest expense decreased $170,000 for the quarter ended December 29, 2001, when compared to the same period of the previous year, while interest income increased by $25,000. The interest expense of $18,000 for the first quarter of fiscal year 2002 related to the Company's term loan. There have been no borrowings against the line of credit during the first quarter due to increased cash flow. Collections of accounts receivable, reduced inventory purchases, and a reduction in overall corporate-wide spending has contributed to the generation of cash flow. Interest rates have decreased significantly since last year with averages for the three-month period dropping from 9.5% to 5.13%.

Amortization of Goodwill and Intangible Assets

Amortization expense increased $320,000 for the quarter ended December 29, 2001, when compared to the same period of the previous year. The increase is due to the amortization of Panelview goodwill that was acquired during the second quarter of fiscal year 2001. Panelview goodwill amortization is $106,745 per month. Due to the earn-out targets met by the prior shareholders of Panelview, an additional $119,875 was added to Panelview goodwill and will be amortized over the remaining life of the goodwill beginning in January 2002. This additional amortization will increase amortization expense by $1,738 per month.

Beginning in fiscal year 2003, the Company will adopt SFAS 142 (see note 8 of notes to the consolidated financial statements, Recent Accounting Pronouncements). The effect of this accounting standard will be to stop the monthly amortization of the goodwill acquired in the purchase of Panelview (see note 8.) The adoption of this standard for fiscal 2003 will reduce amortization expense by $108,483 per month. It has not yet been determined if any asset impairment charges will be incurred in the first quarter of fiscal 2003.

Liquidity and Capital Resources

Cash on hand as of December 29, 2001 totaled $8.4 million. During the first three months of fiscal 2001, cash provided by operations was approximately $3.7 million. The sum of net income, depreciation, and amortization totaled approximately $1.9 million.

Accounts receivable increased $366,000 from the fiscal year ended September 29, 2001. The current accounts receivable balance of $14.4 million represents 67% of the current quarterly sales rate and is higher than the 65% ratio at September 29, 2001, because of slower payments by some customers. The increased ratio reflects higher sales in the display segment for the quarter ending December 29, 2001 and an offsetting higher collection rate in the microelectronic segment.

Inventory levels have decreased $1.5 million from the year ended September 29, 2001. Inventory purchases within the fiscal first quarter of 2002 have been minimized in an effort to further reduce inventory on hand. The current inventory balances also take into account projected second quarter production requirements. Inventory amounts, when compared to the current quarterly sales rate, decreased to 71% of first quarter sales from 78% of last quarter sales.

Inventories are valued at the lower of cost or market, with costs determined using the average and standard cost methods, with standard costs approximating actual. Inventory reserves are estimated based on management's analysis of slow moving inventory when compared against recent sales activity and expected future sales activity. When there is a low probability of inventory being used during the upcoming twelve-month period, a reserve charge is made against the value of inventory on hand. Because business conditions, such as product demand, price changes, customer overcapacity issues, changes in technology, and general economic conditions can change quickly, there is a risk that the Company may have to make material changes to inventory reserves based on information that changed from the previous quarter.

Accounts payable as of December 29, 2001, was $1.2 million higher than at the end of fiscal 2001. Part of the increase was attributable to a timing issue because of the year-end holidays. The remaining increase of accounts payable relates to inventory purchased and turned during the last month of the quarter and payable during the first month of the second quarter for the display division.

Capital expenditures for the three months ended December 29, 2001, totaled approximately $252,000. Approximately $134,000 was spent on production equipment for the microelectronic manufacturing facilities. The remaining capital expenditure funds were spent on computer equipment and various manufacturing equipment for the display division. The Company expects capital expenditures during the remaining portion of fiscal 2002 to be at a substantially higher rate than the first quarter. Cash from operations, line of credit borrowings, or operating lease financing will fund future capital expenditures.

The Company has the use of a $12 million revolving credit agreement with Bank One for short-term financing needs. As of the end of the first quarter, the Company was in compliance with all debt covenant requirements in the loan agreement. The Company believes that cash generated by operations, in addition to its borrowing capability, should be sufficient to fund its cash needs for the next twelve months.

SPECIAL NOTE CONCERNING FORWARD LOOKING STATEMENTS

Certain matters discussed in this document contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. The words "believe," "expect," "anticipate" and other similar statements of expectations identify forward-looking statements, and include expectations regarding the future demand for the Company's products, the effect of interest rate changes, the appropriateness and amounts of future research and development expenditures, future funding sources for capital expenditures, liquidity for the next twelve months, and the effect of accounting changes on amortization of goodwill, all of which speak only as of the date the statement is made. These forward-looking statements are based largely on Management's expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control. Certain risks are described in Exhibit 99.1 filed with this Form 10-Q, as well as the Company's Annual Report on Form 10-K for the year ended September 29, 2001, under the heading "Risk Factors". We urge you to carefully consider the risks and uncertainties that could cause actual results to differ materially from Management's expectations.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the end of the quarter ended December 29, 2001 the Company had no outstanding balance borrowed against its revolving line of credit with Bank One and the Company did not borrow against the line of credit during the first quarter of fiscal year 2002. Interest would be charged against the borrowings based on two rates: the Bank One "prime rate," which is similar to the prime rate charged by major banking institutions in the United States, and a rate based on LIBOR (the London Interbank Offering Rate) plus 2.25%. During the first three months of fiscal 2002, the Bank One prime rate averaged 5.13%, and was at 4.75% as of December 29, 2001.

The Company is subject to changes in prime rate based on Federal Reserve actions and general market interest fluctuations. The Company believes that moderate interest rate increases will not have a material adverse impact on its results of operations, or financial position, in the foreseeable future.

PART II

ITEM 5

OTHER INFORMATION

None.

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


    *99.1  Risk Factors of White Electronic Designs Corporation and
           Subsidiaries.

    b.     Reports on Form 8-K.

           None.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




                                       WHITE ELECTRONIC DESIGNS CORPORATION

                                       /S/ Hamid R. Shokrgozar
                                       -----------------------
                                       Chief Executive Officer

                                       /S/ William J. Rodes
                                       --------------------
                                       William J. Rodes
                                       Chief Accounting Officer
Dated: February 11, 2002

                               Index to Exhibits


    *99.1  Risk Factors of White Electronic Designs Corporation and
           Subsidiaries.


*  Filed herewith.