Form 10-Q
period 2002-03-30
WHITE ELECTRONIC DESIGNS CORP
filed 2002-05-14
CIK 13606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2002

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

At May 7, 2002, 19,869,000 shares of the Registrant’s Common Stock were outstanding.

WHITE ELECTRONIC DESIGNS CORPORATION
AND
SUBSIDIARIES

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	March 30,
	2002	September 29,
	(Unaudited)	2001

ASSETS
Current Assets
Cash	$8,499	$5,032
Accounts receivable, less allowance for doubtful accounts of $770 and $638	12,947	14,020
Inventories, net	16,962	16,707
Prepaid expenses	1,023	594
Deferred income taxes	1,117	2,741

Total Current Assets	40,548	39,094
Property, plant and equipment, net	10,699	7,914
Deferred income taxes	2,310	1,934
Goodwill and intangibles	7,422	8,086
Other assets, net	410	200

Total Assets	$61,389	$57,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long term debt	$245	$628
Accounts payable	6,935	5,798
Accrued salaries and benefits	2,273	1,874
Accrued expenses	1,288	2,910

Total Current Liabilities	10,741	11,210
Long term debt	1,713	890
Other long term liabilities	1,379	1,348

Total Liabilities	13,833	13,448

Shareholders’ Equity	47,556	43,780

Total Liabilities and Shareholders’ Equity	$61,389	$57,228

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands of dollars except share data)

	Three months ended		Six months ended

	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001

Revenues	$22,155	$26,253	$43,520	$53,295
Cost of revenues	15,279	22,877	29,836	40,835

Gross profit	$6,876	$3,376	$13,684	$12,460

Operating expenses:
Research and development	1,024	1,435	2,143	2,773
Selling, general and administrative	3,490	3,987	6,923	7,841
Amortization of goodwill and purchased intangible assets	398	287	791	359
Interest expense/(Income), net	(39)	151	(46)	339

Total expenses	$4,873	$5,860	$9,811	$11,312

Income/(Loss) before income taxes	2,003	(2,484)	3,873	1,148
Provision for income taxes	676	(840)	1,483	556

Net income (Loss)	1,327	(1,644)	2,390	592

Basic net income/(loss) per share	$0.07	$(0.09)	$0.12	$0.03
Basic weighted average common shares	19,733,310	19,224,887	19,671,335	18,912,682

Diluted net income/(loss) per share	$0.06	$(0.09)	$0.12	$0.03
Diluted weighted average-common shares and equivalents	20,827,121	19,224,887	20,780,417	19,864,458

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	Six Months Ended
	March 30,	March 31,
	2002	2001

Net cash provided by operating activities	$5,533	$1,055

INVESTING ACTIVITIES:
Acquisition of property, plant & equipment	(3,764)	(890)
Cash paid in acquisition, net of cash acquired	—	(531)

Net cash used in investing activities	(3,764)	(1,421)
FINANCING ACTIVITIES:
Borrowings of line of credit, net	—	1,024
Borrowings under long-term debt	1,958	—
Retirement of long-term debt	(1,519)	(314)
Issuance of common stock	1,259	260

Net cash provided by financing activities	1,698	970
Net change in cash	$3,467	$604

Cash at beginning of year	5,032	1,857

Cash at end of quarter	$8,499	$2,461

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for interest	$18	$339

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for business combination with Panelview, Inc.	$128	$7,992

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 30, 2002, the consolidated statement of operations for the three months and six months ended March 30, 2002, and the consolidated cash flows for the six months ended March 30, 2002, have been prepared by the Registrant and are unaudited. The consolidated balance sheet as of September 29, 2001, was derived from the audited consolidated financial statements. It is the opinion of management that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001. The results of operations for the above noted three months and six months ended March 30, 2002 are not necessarily indicative of the operating results for the full year.

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

Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to current classifications.

2.	NATURE OF OPERATIONS

White Electronic Designs Corporation and its subsidiaries design and manufacture high density, microelectronic memory products, active matrix liquid crystal displays, interface products, and electromechanical components and packages. The Company’s customers include both domestic and international original equipment manufacturers in the telecommunications, defense, medical, and instrumentation industries.

3.	EARNINGS PER SHARE

SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.

WHITE ELECTRONIC DESIGNS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

	Three Months Ended

	March 30, 2002			March 31, 2001

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(loss))	$1,327,000			$(1,644,000)

Basic EPS
Income/(loss) available to common stockholders	$1,327,000	19,733,310	$.07	$(1,644,000)	19,224,887	$(0.09)

Effect of Dilutive Securities common stock options		1,093,811

Diluted EPS Income/(loss) available to common stockholders	$1,327,000	20,827,121	$.06	$(1,644,000)	19,224,887	$(0.09)

	Six Months Ended

	March 30, 2002			March 31, 2001

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income	$2,390,000			$592,000

Basic EPS
Income available to common stockholders	$2,390,000	19,671,335	$.12	$592,000	18,912,682	$0.03

Effect of Dilutive Securities common stock options		1,109,082			951,776

Diluted EPS
Income available to common stockholders	$2,390,000	20,780,417	$.12	$592,000	19,864,458	$0.03

4.	INVENTORIES

Inventories consist of the following (in thousands of dollars):

	March 30, 2002	September 29, 2001

Raw materials	$9,040	$8,396
Work-in-process	6,142	6,402
Finished goods	1,780	1,909

Total Inventories	$16,962	$16,707

Net inventory values include total reserves of $4,467,000 as of March 30, 2002 and $5,084,000 as of September 29, 2001.

WHITE ELECTRONIC DESIGNS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	OPERATIONS BY BUSINESS SEGMENT

The Company has two reportable business segments, each of which requires different design and manufacturing resources, and each serves customers in different markets. The microelectronic segment manufactures mainly memory products for use domestically and internationally in telecommunications, data communications and military aerospace markets. The microelectronic segment is comprised of a commercial and a military division. The display segment manufactures liquid crystal displays, display viewing enhancements, and electromechanical components for customers in the aviation, medical, and instrumentation industries. Its customer base is also domestic and international. The majority of international sales are to countries in Europe and Asia. The Company’s Panelview subsidiary, acquired in the second quarter of fiscal 2001, is included in the segment reporting information for the current fiscal year in the display segment. Thus two months of Panelview activity is included in fiscal year 2001 information, and the full three months of Panelview activity is included in fiscal year 2002 information.

(In thousands of dollars)	Three Months Ended		Six Months Ended
(Unaudited)	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001

Net sales
Microelectronics	$11,308	$21,014	$23,006	$44,433
Display	10,847	5,239	20,514	8,862

Total net sales	$22,155	$26,253	$43,520	$53,295

Income (loss) before tax
Microelectronics	$1,557	$(2,578)	$3,063	$412
Display	446	94	810	736

Total income/(loss) before tax	$2,003	$(2,484)	$3,873	$1,148

	As of	As of	As of
Identifiable Assets	March 30, 2002	September 30, 2001	March 31, 2001

Microelectronics	$24,679	$26,519	$38,094
Display	24,637	20,401	11,346
General corporate	12,073	10,308	16,273

Total assets	$61,389	$57,228	$65,713

6.	PANELVIEW EARN-OUT LIABILITY

The former shareholders of Panelview, pursuant to the purchase agreement, had the potential to earn $1 million of the Company’s common stock if certain revenue and operating contribution targets were met over the period from February 2001 to January 2002. Approximately 87% of the revenue target was met. Therefore, the Company issued 19,687 shares on March 7, 2002, for a total

WHITE ELECTRONIC DESIGNS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

value of $127,667, to the former shareholders of Panelview, Inc. The operating contribution target was not met therefore no shares were issued for that component of the purchase agreement. $119,875 of this liability had been previously accrued.

7.	PRO FORMA FINANCIAL DATA

The following unaudited pro forma information shows the results of operations of White Electronic Designs and Panelview for the three months and six months ended March 30, 2002 and March 31, 2001 assuming the companies had been combined as of October 1, 2000. This pro forma information may not be indicative of the results that actually would have happened if the companies had been combined for the entire periods presented, and is not intended to be a projection of future results.

Panelview/White Electronic Designs Pro Forma Data

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended

	March 31, 2002	March 30, 2001	March 31, 2002	March 30, 2001

Revenues	$22,155	$26,917	$43,520	$56,404
Cost of sales	15,279	23,602	29,836	43,550

Gross margin	6,876	3,315	13,684	12,854
Operating expenses	4,873	6,364	9,811	12,655

Income/(loss) before taxes	2,003	(3,049)	3,873	199
Provision for income taxes	676	(1,014)	1,483	358

Net income/(loss)	$1,327	$(2,035)	$2,390	$(159)
Basic shares	19,733,310	19,502,354	20,780,417	19,458,666
Earnings per share — basic	$0.07	$(0.10)	$0.12	$(0.01)

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, collectively referred to as the “Standards". SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting

WHITE ELECTRONIC DESIGNS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of fiscal 2003. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142, will be completed during the first quarter of fiscal 2003. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003.

The Company intends to adopt the provisions of SFAS 142 for fiscal year 2003, which begins September 29, 2002. At that time, the Company will stop the monthly amortization of $108,483 for Panelview purchased goodwill and will assess the need for any changes in the remaining goodwill asset based on valuations performed at that time. Because of the continuing goodwill amortization through the end of fiscal 2002, and the increasing sales and profits at the Panelview subsidiary, the Company, at this time, is unable to make a reasonable determination if there will be a goodwill impairment charge needed in the first quarter of fiscal 2003, or what effect these impairment tests will have on the Company’s earnings.

9.	CHANGES IN ACCOUNTING ESTIMATES

The Company determines an estimated annualized effective book tax rate based on estimated annual income and estimated deductions. That rate is then applied to the year-to-date income to determine the tax expense for that period. The prior quarter(s) tax expense is subtracted to determine the tax expense for the current quarter. The effective tax rate for the second quarter of fiscal year 2002 decreased to 33.8% from 43.2% in the first quarter, because a study of research and development expenditures determined that the tax credit to be taken in fiscal 2002 will be higher than previously estimated in the first quarter. Statement of Financial Accounting Standards (SFAS 109) requires the effect of this change in estimate to be recorded in the quarter in which the change was identified. Therefore, in order to apply the new estimated annual tax rate of 38% to March year-to-date earnings, an effective rate of 33.8% was recorded against the second quarter pretax earnings. The year-to-date effective tax rate of 38% is expected to be used over the remaining quarters of this fiscal year.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED MARCH 30, 2002 COMPARED TO THE THREE MONTH
AND SIX MONTH PERIODS ENDED MARCH 31, 2001

Overview

Revenue for the second quarter of fiscal year 2002 ended March 30, 2002, totaled $22.2 million and was down 16% when compared to the same period of fiscal year 2001. Total revenue increased slightly from the first quarter of fiscal year 2002, bringing the sixth month fiscal 2002 year-to-date revenue to $43.5 million compared to $53.3 million for the same period of the previous year. The decline in sales from the previous year was attributable primarily to the decline of the commercial telecommunication and network industries. Sales in the display market for the second quarter of fiscal year 2002 were 107% higher when compared to the second quarter of fiscal year 2001. Part of this increase was due to the inclusion for the full period of Panelview revenue, which was acquired within the second quarter of fiscal year 2001. Thus two months of Panelview activity is included in second quarter fiscal year 2001 information, while three months of Panelview activity is included in second quarter fiscal year 2002 information.

Gross margin for the second quarter of fiscal year 2002 ended March 30, 2002, was significantly higher than the comparable period of fiscal year 2001, due to a $4.3 million inventory related charge taken during fiscal year 2001. Demand in the electronic industry dropped dramatically in the second quarter of fiscal year 2001, making it unlikely that the Company would be able to use some of its commercial memory inventory within a reasonable period of time. Gross margin for the second quarter of fiscal year 2002 totaled 31%, bringing the six month fiscal 2002 year-to-date gross margin to 31.4% as compared to 23.4% for the comparable period, which was affected by the inventory charges.

Overall operating expenses for the second quarter ended March 30, 2002, totaled $4.9 million and were $1.0 million lower than the comparable quarter of the previous year. The reduction in expenses was mainly attributable to an overall reduction in spending primarily due to the slow-down in the telecommunication and data communication industries as well as a decrease of headcount in the microelectronic segment.

Results of Operations
(In thousands of dollars)
(Unaudited)

	Three months ended		Six months ended

	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001

Revenues	$22,155	$26,253	$43,520	$53,295
Cost of revenues	15,279	22,877	29,836	40,835

Gross profit	$6,876	$3,376	$13,684	$12,460

Net Sales

For the quarter ended March 30, 2002, net sales decreased to $22.2 million from $26.3 million in the second quarter of the previous year, a 16% decrease in revenue. Sales in the commercial market of the microelectronic segment fell 71%, accounting for the $10 million decrease in revenue for the microelectronic segment. The sales decrease in the commercial market was directly related to a slow-down in the telecommunication and data communication industries, which began to affect the revenues of the commercial division during the third quarter of fiscal year 2001 and has continued through the current quarter. Although it is not expected to decline further, it is unknown when the commercial market will recover and when revenue will increase to, or exceed, historical levels. The decline in the microelectronic segment was offset by an increase of sales in the display segment. Sales for the display division increased $5.6 million, accounting for a 107% increase in revenue for the segment compared to the previous year. The acquisition of Panelview took place during the second quarter of fiscal year 2001. Thus, the second quarter of fiscal year 2001 contains two months of Panelview revenue while the second quarter of fiscal year 2002 contains three months of Panelview revenue. On a pro forma basis, Panelview sales for second quarter of fiscal 2002 were approximately $5.2 million higher than the same period of the previous year because of the addition of new customers.

Net sales decreased 18% to $43.5 million for the six months ended March 30, 2002 compared to $53.3 million for the six months ended March 31, 2001. This decrease was due to a 48% decrease in sales of microelectronic components to $23.0 million from $44.4 million for the respective periods. Sales of commercial memory products decreased 74% for the six months ended March 30, 2002 compared to the previous year due to the slow down in the telecommunications and data communications markets. The decrease was slightly offset by a 4% increase in the military market of the microelectronic segment. Display sales for the six months ended March 30, 2002 were $11.7 million higher than the same period of the comparable year, mainly due to the inclusion of Panelview’s $13.4 million of sales in the fiscal 2002 results compared to $1.6 million of Panelview revenue included in fiscal year 2001 revenue. Fiscal year 2002 includes six months of Panelview revenue compared to two months of Panelview revenue in fiscal year 2001. On a pro forma basis, Panelview sales were $8.7 million higher for the six months ended March 30, 2002 compared to the same period of the previous year.

Approximately $2.8 million of display revenue for the second quarter of fiscal year 2002 came from one customer, the Medical Division of General Electric, accounting for 13% of total Company revenue and 26% of total display segment revenue. This customer accounted for 15% of total Company revenue and 32% of total display segment revenue for the six months ended March 30, 2002. Another display customer, Garmin International Inc., accounted for 13% of total Company revenue and 25% of display revenue for the second quarter of fiscal year 2002. This customer accounted for 9% of total Company revenue and 18% of total display revenue for the six months ended March 30, 2002. Raytheon, a microelectronics customer, accounted for 5% of total Company revenue and 10% of microelectronic revenue for the second quarter of fiscal year 2002. No other customer accounted for more than 5% of total Company revenue for the second quarter of fiscal year 2002. Two other customers in the microelectronics segment had greater than 5% of segment revenue for the second quarter of 2002, and no other display customers had greater than 5% of segment revenue for that segment. Please see Exhibit 99.1 for the concentration risk associated with high sales to a limited number of customers.

The Company’s sales historically have not been seasonal over the course of a year.

Gross Margin

Total Company gross margins for the three months ended March 30, 2002, increased to 31% of revenue from 13% of revenue in the previous year. Gross margin for fiscal year 2001 was unusually low due to a $4.3 million of inventory related charges taken in the microelectronic segment during the second quarter of fiscal 2001. Approximately $1.3 million of that charge related to product that was scrapped because of poor yields or obsolescence. The remaining $3.0 million was an inventory reserve taken against raw materials and finished goods. The inventory was not expected to be used within the following twelve months due to a slow-down in demand for the Company’s products in the telecommunication and data communication industries and thus had a high probability of becoming obsolete over that period. Total Company gross margin for the second quarter of fiscal year 2002 was consistent with historical Company gross margin, with the exception of the second quarter of fiscal 2001.

Gross margin dollars for the microelectronic segment increased by $2.5 million, or 142%, in the second quarter of fiscal year 2002 compared to the previous year, mainly because of the inventory reserve expense taken in fiscal year 2001. Display segment gross margin increased by $1.0 million, or 62%, because of higher volume of sales over the comparable period. Gross margin as a percentage of sales decreased due to the lower margin on Panelview display enhancement products. Total Company gross margin for the second quarter increased $3.5 million in fiscal 2002 from the previous year.

Total Company gross margins for the six months ended March 30, 2002, increased to 31% of revenue from 23% in the previous year. The increase in the gross margin rate as a percentage of sales was due to the inventory reserve taken in the second quarter of fiscal year 2001. Gross margin dollars for the microelectronic segment decreased by $385,000 because of a reduction of sales from the comparable period and the inventory reserve charges. This decrease was offset by a $1.6 million, or 49%, increase in display segment gross margin dollars due to the increase in sales for that segment.

Revenue and Gross Margin Trend

On a quarter-to-quarter basis, the Company has maintained consistent sales since the microelectronic commercial market decline that occurred during the third quarter of fiscal year 2001, or the quarter ended June 30, 2001. The increased revenue in the display segment has helped to offset the effects of the microelectronic downturn and has kept the Company’s revenue around $21 to $22 million over the last four quarters. Gross margin as a percentage of sales has decreased slightly due to the change in product mix from one segment to another.

Quarterly Revenue and Gross Margin Trend
(In thousands of dollars)
(Unaudited)

		Three Months Ending

	Mar 30,	Dec 29,	Sep 29,	June 30,	Mar 31,
	2002	2001	2001	2001	2001

Revenue	$22,155	$21,365	$21,379	22,087	$26,253
Cost of revenues	15,279	14,557	14,638	14,886	22,877

Gross margin	$6,876	$6,808	$6,741	$7,201	$3,376

Gross margin percentage	31%	32%	32%	33%	13%

Operating Expenses
(In thousands of dollars)
(Unaudited)

	Three months ended		Six months ended
	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

Operating expenses:
Research and development	$1,024	$1,435	$2,143	$2,773
Selling, general and administrative	3,490	3,987	6,923	7,841
Amortization of goodwill and purchased intangible assets	398	287	791	359
Interest expense/(income), net	(39)	151	(46)	339

Total expenses	$4,873	$5,860	$9,811	$11,312

Research and Development Expenses

Total Company research and development expenses decreased $411,000 during the quarter ended March 30, 2002, compared to the same quarter of the previous year. The largest portion of the reduction came from the microelectronic segment, which decreased research and development expenses by $310,000. Expenses were higher last year because of development of the Company’s tamper resistant coating products during that period. Fewer commercial developmental projects in the current year also accounted for a decrease in spending. The display segment had a $101,000 decrease in research and development expenses, mainly because of lower engineering headcount in preparation for moving the Company’s engineering group from Massachusetts to Oregon. Display segment research and development is expected to increase in future quarters as new engineers are hired, and an increase in developmental projects for the segment is also expected.

Total Company research and development expenses for the six months ended March 30, 2002 decreased $630,000 from the same period in the previous year. These expenses totaled 5% of net sales for the current period, which was consistent with the comparable period of the prior year. The main source of the decrease came from the microelectronic segment, which decreased spending by 30% from the previous year because of the reason noted above which are applicable to the first and second quarter results. Year-to-date research and development expenses for the display division increased 3% over the comparable period. The Company expects research and development expenses to continue at approximately 5% of net sales for the remainder of fiscal 2002.

Selling, General and Administrative Expenses

Total Company selling expenses for the quarter ended March 30, 2002, were $609,000 lower than the same period in the previous year, a 24% decrease. Microelectronic segment selling expenses were $905,000 lower than the comparable quarter of the previous year, while display segment selling expenses increased $296,000 over the comparable period.

Total Company selling expenses for the six months ended March 30, 2002, were $1.3 million lower than the comparable period. An analysis of the decrease of selling expenses for this period over the comparable period shows that microelectronic segment expenses decreased $1.8 million, while display segment selling expenses increased by $0.5 million.

The decrease in microelectronic segment selling expenses was due to lower sales commissions on lower revenue, a reduction of headcount, a decrease in marketing expenses, and an overall reduction of spending since the comparable period. The increase in display segment selling expenses was due to increased commissions on higher revenue and the inclusion of Panelview expenses for the current reportable period.

Total Company general and administrative expense for the quarter ended March 30, 2002, increased $112,000 when compared to the same period in the previous year. Total Company general and administrative expenses increased $378,000 overall for the six months ended March 30, 2002, compared to the same period of the previous year, due to the inclusion of Panelview divisional expenses. The inclusion of Panelview expenses offset the reduction of microelectronic segment expenses, which was due to a reduced headcount and an overall reduction of spending since the comparable period.

Interest Expense

Interest expense decreased to $9,000 from $151,000 for the quarter ended March 30, 2002, when compared to the same period of the previous year. The interest expense in fiscal 2001 related to the Company’s borrowings against its line of credit and its outstanding balance on its term loan. The average balance on the credit line for the second quarter of fiscal 2001 was $5.2 million. The credit line was completely paid down as of the third quarter in fiscal year 2001, and the term loan was paid off during the second quarter of fiscal year 2002. Interest rates dropped to 4.75% for the second quarter of fiscal year 2002 from 8.417% for the comparable quarter.

Interest expense for the second quarter of fiscal year 2002 was offset by $48,000 of interest income earned on the Company’s money market account. Collections of accounts receivable, reduced inventory purchases, and a reduction in overall corporate-wide spending has contributed to the generation of cash flow sufficient enough to sustain operations without the need to borrow against the Company’s line of credit.

Interest expense on the Company’s term loan for the six months ended March 30, 2002, totaled $28,000 compared to $339,000 during the comparable period from term loan and line of credit borrowings. Interest rates dropped to 4.94% for the first six months of fiscal year 2002 from 8.958% for the comparable period. The average balance on the credit line for the first six months of fiscal 2001 was $5.4 million. There have been no borrowings against the credit line during fiscal 2002.

Interest expense for the first six months of fiscal year 2002 was offset by $74,000 of interest income earned on the Company’s money market account.

Amortization of Goodwill and Intangible Assets

Amortization expenses increased $111,000 for the quarter ended March 30, 2002, and increased $432,000 for the six months ended March 30, 2002, when compared to the same periods of the previous year. The increase was due to the amortization of Panelview goodwill that was acquired during the second quarter of fiscal year 2001. Panelview goodwill amortization is $108,600 per month, including amortization of the earn-out amount issued to the prior shareholders of Panelview.

Beginning in fiscal year 2003, the Company will adopt SFAS 142 (see Note 8 of Notes to the Consolidated Financial Statements, Recent Accounting Pronouncements). The effect of this accounting standard will be to stop the monthly amortization of the goodwill acquired in the purchase of Panelview (see Note 8.) The adoption of this standard for fiscal 2003 will reduce amortization expense by $108,600 per month. It has not yet been determined if any asset impairment charges will be incurred in the first quarter of fiscal 2003.

	Quarterly Operating Expense Trend
	(Unaudited)
	Three Months Ending

	Mar 30,	Dec 29,	Sep 29,	June 30	Mar 31,
	2002	2001	2001	2001	2001

(In thousands of dollars)
Research and development	$1,024	$1,119	$1,116	$1,413	$1,435
Selling, general, and administrative	3,490	3,433	3,942	3,463	3,987
Amortization of goodwill/intangibles	398	393	393	394	287
Interest expense/(income), net	(39)	(7)	16	101	151

Total Expenses	$4,873	$4,938	$5,467	$5,371	$5,860

(As a percentage of sales)
Research and development	4.6%	5.2%	5.2%	6.4%	5.5%
Selling, general, and administrative	15.8%	16.1%	18.4%	15.7%	15.2%
Amortization of goodwill/intangibles	1.8%	1.8%	1.8%	1.8%	1.1%
Interest expense/(income), net	-0.2%	0.0%	0.1%	0.5%	0.6%

Total Expenses	22.0%	23.1%	25.6%	24.3%	22.3%

Total Sales	$22,155	$21,365	$21,379	$22,087	$26,253

Liquidity and Capital Resources

Cash on hand as of March 30, 2002 totaled $8.5 million. During the first six months of fiscal 2002, cash provided by operations was approximately $5.5 million. The sum of net income, depreciation, and amortization totaled approximately $4.1 million. Accounts receivable decreased 8% over the six-month period, accounting for $1.1 million of operating cash flow. Accounts payable increased 20%, accounting for another $1.1 million of operating cash flow.

Accounts receivable decreased $1.1 million from the fiscal year ended September 29, 2001. The current accounts receivable balance of $12.9 million represents 58% of the current quarterly sales rate and is lower than the 65% ratio at September 29, 2001, due to timelier payments by some customers.

Inventory levels have increased $255,000 from the year ended September 29, 2001. Increased display inventory purchases were offset against lower microelectronic inventory purchases. Inventory purchases for the commercial division of the microelectronic segment within the fiscal second quarter of 2002 have been minimized in an effort to further reduce inventory on hand. The current inventory balances for the Company take into account projected third quarter production requirements. Total inventory amounts when compared to the current quarterly sales rate decreased to 77% of second quarter revenue from 78% of fourth quarter fiscal year 2001 revenue.

Inventories are valued at the lower of cost or market, with costs determined using the average and standard cost methods, with standard costs approximating actual. Inventory reserves are estimated based on management’s analysis of slow moving inventory when compared against recent sales activity and expected future sales activity. When there is a low probability of inventory being used during the upcoming twelve-month period, a reserve charge is made against the value of inventory on hand. Because business conditions, such as product demand, price changes, customer overcapacity issues, changes in technology, and general economic conditions can change quickly, there is a risk that the Company may have to make material changes to inventory reserves based on information that changed from the previous quarter.

Accounts payable as of March 30, 2002, was $1.1 million higher than at the end of fiscal 2001. The increase of accounts payable relates to inventory purchased through the display division. Such purchases were made to support the higher sales of that segment.

Capital expenditures for the six months ended March 30, 2002, totaled approximately $3.8 million. Approximately $1.3 million was spent on production equipment for the microelectronic manufacturing facilities, and approximately $2.2 million was spent on production equipment for the display manufacturing facilities. The remaining capital expenditure funds were spent on computer equipment and leasehold improvements for the display division. Capital expenditures include $1.12 million of cash paid for microelectronic production equipment that was later funded by an equipment financing loan in April 2002. Approximately $2.0 million of display equipment was also financed using an equipment financing loan during the quarter. Further information regarding these loans can be found in Item 3 below and in Exhibits 10.37, 10.39, and 10.40 as part of this Form 10-Q. Cash from operations, line of credit borrowings, equipment financing loans, or operating lease financing will fund future capital expenditures.

The Company paid off the remaining $1.1 million Bank One term loan balance during the quarter ended March 30, 2002. The Company had the use of a $12 million revolving credit agreement with Bank One for short-term financing needs, but amended that agreement as of March 28, 2002, to reduce the borrowing ability to a maximum to $8 million based on lower borrowing expectations, and to reduce unused credit line fees. The Bank One amended revolving line of credit bears a variable interest rate, which was 4.75% as of March 30, 2002, and extends until March 29, 2004. As of the end of the second quarter, the Company was in compliance with all debt covenant requirements of the loan agreement. Additional information regarding the new line of credit agreement can be found in Exhibit 10.38 of this Form 10-Q. The Company believes that cash generated by operations, in addition to its borrowing capability, should be sufficient to fund its cash needs for the next twelve months. The Company also believes that cash generated by operations, in addition to its borrowing capability, should be sufficient to fund any cash needs long-term, as well.

Contractual Cash Obligations
(In thousands of dollars)
	Payments due by Period

		Less than			After
	Total	1 year	1 - 3 years	4 - 5 years	5 years

Long-term debt	$3,083	$620	$1,240	$1,224	$0
Capital lease obligations	—	—	—	—	—
Operating leases	10,107	2,455	3,046	3,685	921
Other long-term obligations	—	—	—	—	—

Total Contractual Cash Obligation	$13,190	$3,075	$4,286	$4,909	$921

Critical Accounting Policies and Estimates

White Electronic Designs’ discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s accounting policies are more fully described in Note 3 of Notes to Consolidated Financial Statements filed with the Company’s annual report on Form 10-K for the fiscal year ended September 29, 2001. The most significant accounting estimates inherent in the preparation of the Company’s consolidated financial statements include the following items:

•	Inventories of material represent a significant portion of the Company’s assets. Historically, the Company has experienced fluctuations in the demand for the Company’s products based on cyclical fluctuations in the microelectronic and display industries. These fluctuations in demand may cause our inventory on hand to lose value, or become obsolete. Therefore, in order to present the appropriate inventory value on our financial statements, the Company identifies slow moving, or obsolete, inventories and estimates appropriate loss provisions. These provisions are based on management’s comparison of the value of inventory on hand against expected future sales. If future actual future sales are less favorable than those projected by management, additional inventory write-downs may be required.

•	The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s management makes these estimates based on an analysis of accounts receivable by customer, using available information on our customers’ financial status and payment histories. Historically, bad debt losses have not been significant, or differed materially from the Company’s estimates. Additional writedowns would be required if future bad debt losses were greater than management’s estimates.

•	The Company estimates potential warranty obligations for its products based on annual product sales and historical customer product returns data. Based on this data, the Company records estimated warranty reserves, and expense, needed to account for the estimated cost of product returns. Additional warranty costs would be incurred if actual future product returns are greater than management’s estimates.

•	The majority of the Company’s sales are recognized when the product ships to the customer. Some product shipments are to distributors, and may be returned based on conditions set forth in their distributor agreement. Therefore, actual sales on those shipments are not recognized until the distributor ships the product to its customer, and notifies the Company of the shipment at the end of the month.

Special Note Concerning Forward Looking Statements

Certain matters discussed in this document contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. The words “believe,” “expect,” “anticipate” and other similar statements of expectations identify forward-looking statements, and include expectations regarding the slowdown in the telecommunications industry, the future demand for the Company’s products and expected changes in sales to certain industries, the effect of interest rate changes, reduction of inventory value, the appropriateness and expected amounts of future research and development expenditures, projected production requirements, future funding sources for capital expenditures, liquidity for the next twelve months and long-term, the need to draw on the Company’s line of credit, and the effect of accounting changes on amortization of goodwill and any impairment charges, all of which speak only as of the date the statement is made. These forward-looking statements are based largely on Management’s expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company’s control. Certain risks are described in Exhibit 99.1 filed with this Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended September 29, 2001, under the heading “Risk Factors”. We urge you to carefully consider the risks and uncertainties that could cause actual results to differ materially from Management’s expectations.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the end of the quarter ended March 30, 2002 the Company had no outstanding balance borrowed against its revolving line of credit with Bank One. The Company did not borrow against the line of credit during the first six months of fiscal year 2002. Interest would be charged against the borrowings based on two rates: the Bank One “prime rate,” which is similar to the prime rate charged by major banking institutions in the United States, and a rate based on LIBOR (the London Interbank Offered Rate) plus 2.25%. During the first six months of fiscal 2002, the Bank One prime rate averaged 4.94%, and was at 4.75% as of March 30, 2002.

During the second quarter, the Company entered into a $2.0 million equipment financing loan with the interest rate based on LIBOR. Based on a current balance of $2.0 million, a 1% increase in LIBOR would result in a $20,000 increase in interest expense over a year.

On April 1, 2002, the Company entered into a $1.1 million equipment financing loan with the interest rate based on LIBOR. Based on a current balance of $1.1 million, a 1% increase in LIBOR would result in a $11,000 increase in interest expense over a year.

The Company is subject to changes in prime rate based on Federal Reserve actions and general market interest fluctuations, and changes in LIBOR based on market interest rate fluctuations. The Company believes that moderate interest rate increases will not have a material adverse impact on its results of operations, or financial position, in the foreseeable future.

PART II OTHER INFORMATION

ITEM 4

SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

a) The Annual Meeting of the Shareholders was held on February 21, 2002.

b) At that meeting all of the then current directors were re-elected. The vote was as follows:

Name	Number of Shares Voted	For	Withhold Authority

Norman T. Hall	16,280,166	15,943,545	336,621
Donald F. McGuinness	16,280,166	15,937,810	342,356
Thomas M. Reahard	16,280,166	15,943,545	336,621
Hamid R. Shokrgozar	16,280,166	15,083,786	1,196,380
Thomas J. Toy	16,280,166	15,931,545	348,621
Edward A. White	16,280,166	15,937,685	342,481

c) At that meeting the shareholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal 2002. The vote was as follows:

Number of Shares Voted
	For	Against	Abstain

16,280,166	16,197,802	51,151	31,213

ITEM 5

OTHER INFORMATION

None.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

2.1.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2.1.1 to the current Report on Form 8-K filed on May 6, 1998)

2.1A	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565)

2.1B	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565)

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Annual Report on Form 10-K filed December 24, 1998)

3.2	Amended and Restated Code of By-laws (incorporated herein by reference to Exhibit 3.2 to Annual Report on Form 10-K filed December 24, 1998)

4.1A	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565)

*10.37	Business Purpose Promissory Note between Banc One Leasing Corporation and White Electronic Designs Corporation, effective April 1, 2002.

*10.38	Third Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 28, 2002.

*10.39	Business Purpose Promissory Note between Banc One Leasing Corporation and Panelview, Inc., effective March 12, 2002.

*10.40	Loan and Security Agreement between Banc One Leasing Corporation and Panelview, Inc., effective March 12, 2002.

*99.1	Risk Factors of White Electronic Designs Corporation and Subsidiaries.

b.	Reports on Form 8-K.

None.
* Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

/s/ Hamid R. Shokrgozar Chief Executive Officer

/s/ William J. Rodes William J. Rodes Chief Accounting Officer

Dated: May 13, 2002

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

2.1.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2.1.1 to the current Report on Form 8-K filed on May 6, 1998)

2.1A	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565)

2.1B	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565)

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Annual Report on Form 10-K filed December 24, 1998)

3.2	Amended and Restated Code of By-laws (incorporated herein by reference to Exhibit 3.2 to Annual Report on Form 10-K filed December 24, 1998)

4.1A	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565)

*10.37	Business Purpose Promissory Note between Banc One Leasing Corporation and White Electronic Designs Corporation, effective April 1, 2002.

*10.38	Third Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 28, 2002.

*10.39	Business Purpose Promissory Note between Banc One Leasing Corporation and Panelview, Inc., effective March 12, 2002.

*10.40	Loan and Security Agreement between Banc One Leasing Corporation and Panelview, Inc., effective March 12, 2002.

*99.1	Risk Factors of White Electronic Designs Corporation and Subsidiaries.

* Filed herewith.