Form 10-Q
period 2002-06-29
WHITE ELECTRONIC DESIGNS CORP
filed 2002-08-12
CIK 13606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑    No ☐

At August 5, 2002, 20,008,859 shares of the Registrant’s Common Stock were outstanding.

WHITE ELECTRONIC DESIGNS CORPORATION
AND
SUBSIDIARIES

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	June 29,	September 29,
	2002	2001
	(Unaudited)

ASSETS

Current Assets

Cash	$11,161	$5,032

Accounts receivable, less allowance for doubtful accounts of $694 and $638	11,949	14,020

Inventories, net	16,665	16,707

Prepaid expenses	1,243	594

Deferred income taxes	1,117	2,741

Total Current Assets	42,135	39,094

Property, plant and equipment, net	10,623	7,914

Deferred income taxes	2,310	1,934

Goodwill and intangibles	7,024	8,086

Other assets, net	186	200

Total Assets	$62,278	$57,228

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Current portion of long term debt	$620	$628

Accounts payable	4,496	5,798

Accrued salaries and benefits	2,013	1,874

Accrued expenses	2,291	2,910

Total Current Liabilities	9,420	11,210

Long term debt	2,319	890

Other long term liabilities	1,406	1,348

Total Liabilities	13,145	13,448

Shareholders’ Equity	49,133	43,780

Total Liabilities and Shareholders’ Equity	$62,278	$57,228

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands of dollars except share data)

	Three months ended		Nine months ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Revenues	$23,204	$22,087	$66,724	$75,382

Cost of revenues	15,855	14,886	45,691	55,721

Gross profit	$7,349	$7,201	$21,033	$19,661

Operating expenses:

Research and development	1,006	1,413	3,149	4,186

Selling, general and administrative	3,693	3,463	10,616	11,281

Amortization of goodwill and purchased intangible assets	399	394	1,189	752

Interest expense/(Income), net	7	101	(38)	464

Total expenses	$5,105	$5,371	$14,916	$16,683

Income before income taxes	2,244	1,830	6,117	2,978

Provision for income taxes	843	780	2,326	1,336

Net income	1,401	1,050	3,791	1,642

Basic net income per share	$0.07	$0.05	$0.19	$0.09

Basic weighted average common shares	19,893,154	19,537,615	19,745,274	19,120,993

Diluted net income per share	$0.07	$0.05	$0.18	$0.08

Diluted weighted average-common shares and equivalents	20,852,452	20,257,257	20,814,907	20,601,370

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	Nine Months Ended
	June 29,	June 30,
	2002	2001

Net cash provided by operating activities	$7,468	$8,177

INVESTING ACTIVITIES:

Acquisition of property, plant & equipment	(4,321)	(1,479)

Cash paid in acquisition, net of cash acquired	—	(531)

Net cash used in investing activities	(4,321)	(2,010)

FINANCING ACTIVITIES:

Borrowings of line of credit, net	—	(5,377)

Retirement of long-term debt	(1,662)	(472)

Borrowings of long-term debt	3,083

Issuance of common stock	1,561	262

Net cash provided by/(used in) financing activities	2,982	(5,587)

Net change in cash	$6,129	$580

Cash at beginning of year	5,032	1,857

Cash at end of quarter	$11,161	$2,437

SUPPLEMENTAL CASH FLOWS INFORMATION

Cash paid for interest	$78	$464

NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for business combination with Panelview, Inc.	$128	$7,992

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 29, 2002, the consolidated statement of operations for the three months and nine months ended June 29, 2002 and June 30, 2001, and the condensed consolidated cash flows for the nine months ended June 29, 2002 and June 30, 2001, have been prepared by the Company and are unaudited. The consolidated balance sheet as of September 29, 2001, was derived from the audited consolidated financial statements. It is the opinion of management that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001. The results of operations for the above noted three months and nine months ended June 29, 2002 are not necessarily indicative of the operating results for the full year.

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

WHITE ELECTRONIC DESIGNS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the incremental common shares issuable upon exercise of stock options.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

	Three Months Ended
	June 29, 2002			June 30, 2001

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income	$1,401,000			$1,050,000

Basic EPS

Income available to common stockholders	$1,401,000	19,893,154	$0.07	$1,050,000	19,537,615	$0.05

Effect of Dilutive Securities

Common stock options		959,298			719,642

Diluted EPS

Income available to common stockholders	$1,401,000	20,852,452	$0.07	$1,050,000	20,257,257	$0.05

	Nine Months Ended
	June 29, 2002			June 30, 2001

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income	$3,791,000			$1,642,000

Basic EPS

Income available to common stockholders	$3,791,000	19,745,274	$0.19	$1,642,000	19,120,993	$0.09

Effect of Dilutive Securities

Common stock options		959,446			665,877

Shares issued for Panelview purchase		110,187			814,500

Diluted EPS

Income available to common stockholders	$3,791,000	20,814,907	$0.18	$1,642,000	20,601,370	$0.08

4. INVENTORIES

Inventories consist of the following (in thousands of dollars):

	June 29, 2002	September 29, 2001

Raw materials	$8,749	$8,396

Work-in-process	6,520	6,402

Finished goods	1,396	1,909

Total inventories	$16,665	$16,707

Net inventory values include total reserves of $5,066,000 as of June 29, 2002 and $5,084,000 as of September 29, 2001.

WHITE ELECTRONIC DESIGNS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. OPERATIONS BY BUSINESS SEGMENT

The Company has two reportable business segments, each of which requires different design and manufacturing resources, and each serves customers in different markets. The microelectronic segment manufactures mainly memory products for use domestically and internationally in telecommunications, data communications and military aerospace markets. The microelectronic segment is comprised of a commercial and a military division. The display segment manufactures liquid crystal displays, display viewing enhancements, and electromechanical components for customers in the aviation, medical, and instrumentation industries. Its customer base is also domestic and international. Two customers from the display segment, Garmin International, and General Electric’s Medical Division accounted for 11% and 13%, respectively, of total Company sales for the nine months ended June 29, 2002. The majority of international sales are to countries in Europe and Asia. The Company’s Panelview subsidiary, acquired in the second quarter of fiscal 2001, is included in the segment reporting information for the current fiscal year in the display segment. Thus five months of Panelview activity are included in year-to-date fiscal year 2001 information, and the full nine months of Panelview activity are included in year-to-date fiscal year 2002 information.

(In thousands of dollars)	Three Months Ended		Nine Months Ended
(Unaudited)	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Net sales

Microelectronics	$12,444	$15,101	$35,450	$59,534

Display	10,760	6,986	31,274	15,848

Total net sales	$23,204	$22,087	$66,724	$75,382

Income (loss) before tax

Microelectronics	$2,151	$1,498	$5,213	$1,793

Display	93	332	904	1,185

Total income/(loss) before tax	$2,244	$1,830	$6,117	$2,978

	As of	As of	As of
Identifiable Assets	June 29, 2002	September 29, 2001	June 30, 2001

Microelectronics	$23,702	$26,519	$28,564

Display	24,463	20,401	19,882

General corporate	14,113	10,308	7,878

Total assets	$62,278	$57,228	$56,324

WHITE ELECTRONIC DESIGNS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. PANELVIEW EARN-OUT LIABILITY

The former shareholders of Panelview, pursuant to the purchase agreement, had the potential to earn $1 million of the Company’s common stock if certain revenue and operating contribution targets were met over the period from February 2001 to January 2002. Approximately 87% of the revenue target was met. Therefore, the Company issued 19,687 shares on March 7, 2002, for a total value of $127,667, to the former shareholders of Panelview, Inc. The operating contribution target was not met therefore no shares were issued for that component of the purchase agreement. $119,875 of this liability had been previously accrued.

7. LONG-TERM DEBT

During the second quarter of fiscal 2002, the Company purchased $2.0 million of display segment manufacturing equipment under a six year equipment financing loan. During the third quarter of fiscal 2002, the Company purchased $1.1 million of microelectronic segment manufacturing equipment under a three year equipment financing loan.

8. PRO FORMA FINANCIAL DATA

The following unaudited pro forma information shows the results of operations of White Electronic Designs and Panelview for the three months and nine months ended June 29, 2002 and June 30, 2001 assuming the companies had been combined as of October 1, 2000. This pro forma information may not be indicative of the results that actually would have occurred if the companies had been combined for the entire periods presented, and is not intended to be a projection of future results.

Panelview/White Electronic Designs Pro Forma Data
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended		Nine months ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Revenues	$23,204	$22,087	$66,724	$78,491

Cost of sales	15,855	14,886	45,691	58,436

Gross margin	7,349	7,201	21,033	20,055

Operating expenses	5,105	5,371	14,916	18,026

Income before taxes	2,244	1,830	6,117	2,029

Provision for income taxes	843	780	2,326	1,138

Net income	$1,401	$1,050	$3,791	$891

Basic shares	19,893,154	19,537,615	19,745,274	19,484,982

Earnings per share — basic	$0.07	$0.05	$0.19	$0.05

WHITE ELECTRONIC DESIGNS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, collectively referred to as the “Standards". SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested at least annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

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

The Company intends to adopt the provisions of SFAS 142 for fiscal year 2003, which begins September 29, 2002. At that time, the Company will stop the monthly amortization of $108,600 for Panelview purchased goodwill and will assess the need for any changes in the remaining goodwill asset based on valuations performed at that time. Because of the continuing goodwill amortization through the end of fiscal 2002, and the increasing sales and profits at the Panelview subsidiary, the Company, at this time, is unable to make a reasonable determination if there will be a goodwill impairment charge needed in the first quarter of fiscal 2003, or what effect these impairment tests will have on the Company’s earnings.

WHITE ELECTRONIC DESIGNS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2002, The Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 145 (SFAS 145), which rescinded and amended the Board’s position concerning gains and losses on the extinguishments of debt, intangible assets of motor carriers, and certain lease modifications. The Company believes that adoption of this standard will have no material effect on the Company’s financial reporting and disclosure.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, and removes the previous requirement to record a liability for the costs associated with exit activities when a company commits to an exit plan. SFAS 146 now requires a company to record a liability for costs associated with an exit activity, at fair value, only when a liability is incurred. The Company believes that adoption of this standard will have no material effect on the Company’s financial reporting and disclosure.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED JUNE 29, 2002 COMPARED TO THE THREE MONTH AND NINE MONTH PERIODS ENDED JUNE 30, 2001

Overview

Revenue for the three months ended June 29, 2002, totaled $23.2 million and was 5% higher than the same period of fiscal year 2001. Total revenue also increased 5% from the second quarter of fiscal year 2002, bringing the nine-month fiscal 2002 year-to-date revenue to $66.7 million compared to $75.4 million for the same period of the previous year. The decline in year-to-date sales from the previous year was attributable primarily to the decline of the commercial telecommunication and network industries that began during the second quarter of fiscal 2001 and has continued through the current quarter. It is unknown when the market will recover and if sales will meet or exceed the same levels as prior to the decline. The decline in the commercial market has been slightly offset by an increase of revenue for the hi-reliability market of the microelectronic segment. Domestic and international sales of hi-reliability products have remained strong, as these products are sold to a different customer base than the Company’s commercial products. Sales in the display segment for the third quarter of fiscal year 2002 were 54% higher when compared to the third quarter of fiscal year 2001. The significant increase in revenue for the display segment is attributable to an increase in the Company’s customer base and sales to a new customer with whom the Company began a relationship in the first quarter of fiscal year 2002.

Gross margin for the three months ended June 29, 2002, increased $148,000 when compared to the same period of fiscal year 2001, reflecting a 2% increase in total gross margin dollars. Gross margin as a percentage of sales decreased slightly to 31.7% from 32.6% for the same comparable period. The decrease was due to the increase of display segment revenue, which carries a lower gross margin than the microelectronic segment. Year-to-date fiscal 2002 gross margin increased $1,372,000, or 7%, over the comparable period of fiscal year 2001. Year-to-date gross margin dollars for fiscal year 2002 were higher due to the $4.2 million inventory charge taken in the second quarter of fiscal year 2001.

Overall operating expenses for the three months ended June 29, 2002, totaled $5.1 million and were $266,000 lower than the comparable period of the previous year. The reduction in expenses was mainly attributable to an overall reduction in spending primarily due to the slow-down in the telecommunication and data communication industries as well as a decrease of headcount in the microelectronic segment. The headcount reductions occurred at the end of the third quarter of fiscal year 2001.

Results of Operations
(In thousands of dollars)
(Unaudited)

	Three months ended		Nine months ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Revenues	$23,204	$22,087	$66,724	$75,382

Cost of revenues	15,855	14,886	45,691	55,721

Gross margin	$7,349	$7,201	$21,033	$19,661

Percent of revenues	31.7%	32.6%	31.5%	26.1%

Net Sales

Net sales for the three months ended June 29, 2002, increased to $23.2 million from $22.1 million in the same period of the previous year, a 5% increase in revenue. Sales in the commercial market of the microelectronic segment fell 58%, or $4.4 million, from the comparable quarter. This decrease was partially offset by a 23%, or $1.8 million, increase in the hi-reliability market of the microelectronic segment, bringing total microelectronic segment revenue to $12.4 million for the third quarter of fiscal year 2002, which was $2.6 million lower than the previous year. The sales decrease in the commercial market was directly related to a slow-down in the telecommunication and data communication industries, which began to affect the revenues of the commercial division during the third quarter of fiscal year 2001 and has continued through the current quarter. Although it is not expected to decline further, it is unknown whether the commercial market will recover and whether revenue will increase to, or exceed, historical levels. The sales increase in the hi-reliability market was caused by a general increase in orders for military and avionic components.

The decline in the microelectronic segment was offset by an increase of sales in the display segment. Sales for the display segment increased $3.8 million, accounting for a 54% increase in revenue for the segment compared to the third quarter of the previous year. A significant portion of the display segment sales increase was due to increased sales to Garmin International, sales to General Electric Medical Division which began buying display products during the first quarter of fiscal year 2002, and sales to other new customers from that segment.

Net sales decreased 11% to $66.7 million for the nine months ended June 29, 2002, compared to $75.4 million for the nine months ended June 30, 2001. This decrease was due to a 40% decrease in sales of microelectronic components to $35.5 million from $59.5 million for the respective periods. Sales of commercial memory products decreased 71% for the nine months ended June 29, 2002 compared to the previous year due to the slow down in the telecommunications and data communications markets. The decrease was slightly offset by an 11% increase in the military market of the microelectronic segment because of a general increase in military orders. Display sales for the nine months ended June 29, 2002 were $15.4 million higher than the same period of the comparable year, mainly due to the inclusion of Panelview’s $20.9 million of revenue in the fiscal 2002 results compared to $4.8 million of Panelview revenue included in fiscal year 2001 revenue. Because of the timing of the acquisition, fiscal year 2002 includes nine months of Panelview revenue compared to five months of Panelview revenue in fiscal year 2001.

Approximately $3.6 million of display revenue for the third quarter of fiscal year 2002 came from one customer, Garmin International Inc., accounting for 16% of total Company revenue and 33% of total display segment revenue for the third quarter of fiscal year 2002. This customer accounted for 11% of total Company revenue and 23% of total display segment revenue for the nine months ended June 29, 2002. Another display customer, the Medical Division of General Electric, accounted for 10% of total Company revenue and 21% of display segment revenue for the third quarter of fiscal year 2002. This customer accounted for 13% of total Company revenue and 28% of total display revenue for the nine months ended June 29, 2002. No other customer accounted for more than 5% of total Company revenue for the third quarter of fiscal year 2002. Two customers in the microelectronics segment had greater than 5% of segment revenue for the third quarter of 2002, and no other display customers had greater than 5% of segment revenue for that segment. Please see Exhibit 99.1 for the concentration risk associated with high sales to a limited number of customers.

The Company’s sales historically have not been seasonal over the course of a year.

Gross Margin

Total Company gross margin as a percentage of sales for the three months ended June 29, 2002, decreased to 31.7% of revenue from 32.6% of revenue for the three months ended June 30, 2001. The slight change in the gross margin rate was related to the change of the product mix sold in the comparable quarters. Total Company gross margin for the third quarter increased $148,000 million in fiscal 2002 from the previous year.

Gross margin for the microelectronic segment decreased by $298,000, or 6%, in the third quarter of fiscal year 2002 compared to the same quarter of the previous year. As a percent of sales, segment gross margin increased to 38.7% from 33.8% because of a higher ratio of hi-reliability sales in the product mix. Gross margin in the commercial division decreased $1.6 million from the comparable quarter due to the 58% decrease in sales, while increased sales in the military market produced an additional $1.3 million gross margin as compared to the previous year.

Display segment gross margin increased by $446,000, or 21%, because of higher volume of sales over the comparable period. Gross margin as a percentage of sales decreased to 24% from 30%, due to a product mix of lower margin commercial display enhancement products as compared to higher margin, ruggedized display products.

Total Company gross margins for the nine months ended June 29, 2002, increased to 31.5% of revenue from 26.1% in the previous year. The increase in the gross margin rate as a percentage of sales was due to the inventory reserve taken in the second quarter of fiscal year 2001. Gross margin dollars for the microelectronic segment decreased by $682,000 because of a reduction of sales from the comparable period and the inventory reserve charges. This decrease was offset by a $2.1 million, or 38%, increase in display segment gross margin dollars due to the increase in sales for that segment.

Quarterly Revenue and Gross Margin Trend
(In thousands of dollars)
(Unaudited)

	Three Months Ending

	June 29,	Mar 30,	Dec 29,	Sep 29,	June 30,
	2002	2002	2001	2001	2001

Revenue	$23,204	$22,155	$21,365	$21,379	$22,087

Cost of revenues	15,855	15,279	14,557	14,638	14,886

Gross margin	$7,349	$6,876	$6,808	$6,741	$7,201

Gross margin percentage	32%	31%	32%	32%	33%

Revenue and Gross Margin Trend

On a quarter-to-quarter basis, the Company has maintained consistent sales since the microelectronic segment’s commercial market decline that began during the third quarter of fiscal year 2001, or the quarter ended June 30, 2001. The increased revenue in the display segment has helped to offset the effects of the microelectronic downturn and has kept the Company’s revenue around $21 to $23 million over the last four quarters. Gross margin as a percentage of sales has changed slightly due to the change in product mix from one segment to another, but has remained consistent in the range of 31% to 33% of revenue.

Operating Expenses
(In thousands of dollars)
(Unaudited)

	Three months ended		Nine months ended
	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Operating expenses:

Research and development	$1,006	$1,413	$3,149	$4,186

Selling, general and administrative	3,693	3,463	10,616	11,281

Amortization of goodwill and purchased intangible assets	399	394	1,189	752

Interest expense/(income), net	7	101	(38)	464

Total expenses	$5,105	$5,371	$14,916	$16,683

Research and Development Expenses

Total Company research and development expenses decreased $407,000 during the quarter ended June 29, 2002, compared to the same quarter of the previous year. The largest portion of the reduction came from the microelectronic segment, which had lower research and development expenses by $400,000. Expenses were higher last year because of development of the Company’s tamper resistant coating products during that period and fewer commercial developmental projects in the current year. The display segment had a $7,000 decrease in research and development expenses for the third quarter of fiscal year 2002 as compared to last year. Display segment research and development is expected to increase in future quarters as new engineers are hired and developmental projects for that segment are increased.

Total Company research and development expenses for the nine months ended June 29, 2002 decreased $1.0 million from the same period in the previous year. These expenses totaled 5% of net sales for the current period, which was consistent with the comparable period of the prior year. The main source of the decrease came from the microelectronic segment, which decreased spending by 32%, or $1.1 million, from the previous year as noted above. Year-to-date research and development expenses for the display division remained consistent with the comparable period. The Company is committed to funding research and development projects and expects research and development expenses to continue at approximately 5% of net sales for the remainder of fiscal 2002.

Selling, General and Administrative Expenses

Total Company selling expenses for the three months ended June 29, 2002, were $108,000 lower than the same period in the previous year, a 5% decrease. Microelectronic segment selling expenses were $353,000 lower than the comparable quarter of the previous year mainly because of lower commission expenses on lower commercial sales. Display segment selling expenses increased $245,000 over the comparable period mainly because of higher commission expenses on higher sales.

Total Company selling expenses for the nine months ended June 29, 2002, were $1.4 million lower than the comparable period. Microelectronic segment expenses decreased $2.2 million, while display segment selling expenses increased by $774,000.

The decrease in microelectronic segment selling expenses was due to lower sales commissions on lower revenue, a reduction of headcount, a decrease in marketing expenses, and an overall reduction of spending since the comparable period. The increase in display segment selling expenses was due to increased commissions on higher revenue and an increase in expenses for the current reportable period.

Total Company general and administrative expense for the three months ended June 29, 2002, increased $337,000 when compared to the same period in the previous year. Total Company general and administrative expenses increased $738,000 overall for the nine months ended June 29, 2002, compared to the same period of the previous year. The inclusion of Panelview expenses and higher corporate expenses offset the reduction of microelectronic segment expenses, which was due to a reduced headcount and an overall reduction of spending since the comparable period.

Interest Expense

Interest expense decreased to $47,000 from $101,000 for the three months ended June 29, 2002, when compared to the same period of the previous year. The interest expense in fiscal 2001 related to the Company’s borrowings against its line of credit and its outstanding balance on its term loan. The credit line was completely paid down as of the third quarter in fiscal year 2001, and the term loan was paid off during the second quarter of fiscal year 2002. The interest expense incurred during the third quarter of fiscal year 2002 relates to two term loans for equipment purchased at the end of the second quarter of fiscal year 2002.

Interest expense for the third quarter of fiscal year 2002 was offset by $40,000 of interest income earned on the Company’s money market account. Collections of accounts receivable and reduced inventory purchases contributed to the generation of cash flow sufficient enough to sustain operations without the need to borrow against the Company’s line of credit.

Interest expense for the nine months ended June 29, 2002, totaled $72,000 compared to $464,000 during the comparable period. Interest rates dropped to 4.8% for the first nine months of fiscal year 2002 from 8.4% for the comparable period. The average balance on the credit line for the first nine months of fiscal 2001 was $3.9 million. There have been no borrowings against the credit line during fiscal 2002.

Interest expense for the first nine months of fiscal year 2002 was offset by $110,000 of interest income earned on the Company’s money market account. No interest income was earned during fiscal year 2001.

Amortization of Goodwill and Intangible Assets

Amortization expenses increased $5,000 for the quarter ended June 29, 2002, and increased $437,000 for the nine months ended June 29, 2002, when compared to the same periods of the previous year. The increase was due to the amortization of Panelview goodwill that was acquired during the second quarter of fiscal year 2001. Panelview goodwill amortization is $108,600 per month, including amortization of the earn-out amount issued to the prior shareholders of Panelview.

Beginning in fiscal year 2003, the Company will adopt SFAS 142 (see Note 9 of Notes to the Consolidated Financial Statements, Recent Accounting Pronouncements). The effect of this accounting standard will be to stop the monthly amortization of the goodwill acquired in the purchase of Panelview (see Note 9.) The adoption of this standard for fiscal 2003 will reduce amortization expense by $108,600 per month. It has not yet been determined if any asset impairment charges will be incurred in the first quarter of fiscal 2003.

	Quarterly Operating Expense Trend
	(Unaudited)
	Three Months Ending

	June 29,	Mar 30,	Dec 29,	Sep 29,	June 30
	2002	2002	2001	2001	2001

(In thousands of dollars)

Research and development	$1,006	$1,024	$1,119	$1,116	$1,413

Selling, general, and administrative	3,693	3,490	3,433	3,942	3,463

Amortization of goodwill/intangibles	399	398	393	393	394

Interest expense/(income), net	7	(39)	(7)	16	101

Total Expenses	$5,105	$4,873	$4,938	$5,467	$5,371

(As a percentage of sales)

Research and development	4.3%	4.6%	5.2%	5.2%	6.4%

Selling, general, and administrative	15.9%	15.8%	16.1%	18.4%	15.7%

Amortization of goodwill/intangibles	1.7%	1.8%	1.8%	1.8%	1.8%

Interest expense/(income), net	0.0%	-0.2%	0.0%	0.1%	0.5%

Total Expenses	22.0%	22.0%	23.1%	25.6%	24.3%

Total Sales (in thousands of dollars)	$23,204	$22,155	$21,365	$21,379	$22,087

Liquidity and Capital Resources

Cash on hand as of June 29, 2002 totaled $11.2 million. During the first nine months of fiscal 2002, cash provided by operations was approximately $7.5 million. The sum of net income, depreciation, and amortization totaled approximately $6.5 million. Accounts receivable decreased 15% over the nine-month period, accounting for a $2.1 million source of cash. Accounts payable decreased 22%, accounting for a $1.3 million use of cash.

Accounts receivable decreased $2.1 million from the fiscal year ended September 29, 2001. The current accounts receivable balance of $11.9 million represents 51% of the current quarterly sales rate and is lower than the 66% ratio at September 29, 2001, due to timelier payments by some customers.

Inventory levels have decreased $42,000 from the year ended September 29, 2001. Increased display inventory purchases were offset against lower microelectronic inventory purchases. Inventory purchases for the commercial division of the microelectronic segment within the fiscal third quarter of 2002 have been minimized in an effort to further reduce inventory on hand. The current inventory balances for the Company take into account projected fourth quarter production requirements. Total inventory amounts when compared to the current quarterly sales rate decreased to 72% of third quarter fiscal year 2002 revenue from 78% of fourth quarter fiscal year 2001 revenue.

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

Accounts payable as of June 29, 2002, was $1.3 million lower than at the end of fiscal 2001. The decrease of accounts payable relates to inventory purchased for the display division during the fourth quarter of fiscal year 2001. Such purchases were made to support the higher sales of that segment.

Capital expenditures for the nine months ended June 29, 2002, totaled approximately $4.3 million. Approximately $1.5 million was spent on production equipment for the microelectronic manufacturing facilities, and approximately $2.6 million was spent on production equipment for the display manufacturing facilities. The remaining capital expenditure funds were spent on computer equipment and leasehold improvements for the display division. Capital expenditures include $1.12 million paid for microelectronic production equipment that was funded by a loan in April 2002 through Bank One NA. Approximately $2.0 million of display equipment was also financed using a loan during the second quarter of fiscal year 2002. Cash from operations, line of credit borrowings, equipment financing loans, or operating lease financing will fund future capital expenditures.

The Company paid off the remaining $1.1 million Bank One term loan balance during the quarter ended March 30, 2002. The Company had the use of a $12.0 million revolving credit agreement with Bank One for short-term financing needs, but amended that agreement as of March 28, 2002, to reduce the borrowing ability to a maximum of $8.0 million based on lower borrowing expectations, and to reduce unused credit line fees. The Bank One amended revolving line of credit bears a variable interest rate, which was 4.75% as of June 29, 2002, and extends until March 29, 2004. As of the end of the third quarter, the Company was in compliance with all debt covenant requirements of the loan agreement. The Company believes that cash generated by operations, in addition to its borrowing capability, should be sufficient to fund its cash needs for the next twelve months. The Company also believes that cash generated by operations, in addition to its borrowing capability, should be sufficient to fund any cash needs long-term, as well.

Contractual Cash Obligations
(In thousands of dollars)

	Payments due by Period as of June 29, 2002

		Less than			After
	Total	1 year	1 - 3 years	4 - 5 years	5 years

Long-term debt	$2,939	$620	$1,240	$1,079	$0

Capital lease obligations	—	—	—	—	—

Operating leases	9,498	2,265	2,963	3,478	792

Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$12,437	$2,885	$4,203	$4,557	$792

Critical Accounting Policies and Estimates

White Electronic Designs’ discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s accounting policies are more fully described in Note 3 of Notes to Consolidated Financial Statements filed with the Company’s annual report on Form 10-K for the fiscal year ended September 29, 2001. The most significant accounting estimates inherent in the preparation of the Company’s consolidated financial statements include the following items:

•	Inventory represents a significant portion of the Company’s assets. Historically, the Company has experienced fluctuations in the demand for the Company’s products based on cyclical fluctuations in the microelectronic and display industries. These fluctuations in demand may cause our inventory on hand to lose value, or become obsolete. Therefore, in order to present the appropriate inventory value on our financial statements, the Company identifies slow moving, or obsolete, inventories and estimates appropriate loss provisions. These provisions are based on management’s comparison of the value of inventory on hand against expected future sales. If future actual sales are less favorable than those projected by management, additional inventory write-downs may be required.

•	The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s management makes these estimates based on an analysis of accounts receivable by customer, using available information on our customers’ financial status and payment histories. Historically, bad debt losses have not been significant, or differed materially from the Company’s estimates.

•	The Company estimates potential warranty obligations for its products based on annual product sales and historical customer product returns data. Based on this data, the Company records estimated warranty reserves, and expense, needed to account for the estimated cost of product returns.

•	The majority of the Company’s sales are recognized when the product ships to the customer. Some product shipments are to a distributor, and may be returned based on conditions set forth in their distributor agreement. Therefore, actual sales on those shipments are not recognized until the distributor ships the product to its customer, and notifies the Company of the shipment at the end of the month. This deferred revenue is included in accrued expenses on the balance sheet.

Special Note Concerning Forward Looking Statements

Certain matters discussed in this document contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. The words “believe,” “expect,” “anticipate” and other similar statements of expectations identify forward-looking statements. Forward looking statements in this report include expectations regarding the future demand for the Company’s products, the effect of interest rate changes, the appropriateness and amounts of expected future research and development expenditures, the availability of future cash from operations and funding sources for expected capital expenditures and liquidity for the next twelve months and for the long term, the effect of accounting changes on amortization of goodwill, and the expectation that international sales will continue to account for a significant portion of the Company’s net sales, all of which speak only as of the date the statement is made. These forward-looking statements are based largely on Management’s expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company’s control. Certain risks that could cause results to differ materially from Management’s expectations are described in Exhibit 99.1 filed with this Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended September 29, 2001, under the heading “Risk Factors”. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements include the loss of a principal customer; the inability to procure required components; any downturn in the semiconductor and telecommunications markets which could cause a decline in selling unit prices; reductions in military spending; and changes or restrictions in the practices, rules and regulations relating to sales in international markets. We urge you to carefully consider the risks and uncertainties that could cause actual results to differ materially from Management’s expectations.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the end of the quarter ended June 29, 2002 the Company had no outstanding balance borrowed against its revolving line of credit with Bank One. The Company did not borrow against the line of credit during the first nine months of fiscal year 2002. Interest would be charged against the borrowings based on two rates: the Bank One “prime rate,” which is similar to the prime rate charged by major banking institutions in the United States, and a rate based on LIBOR (the London Interbank Offered Rate) plus 2.25%. During the first nine months of fiscal 2002, the Bank One prime rate averaged 4.89%, and was at 4.75% as of June 29, 2002.

During the second quarter of fiscal 2002, the Company entered into a $2.0 million equipment financing loan with the interest rate based on LIBOR. Based on a current balance of $2.0 million, a 1% increase in LIBOR would result in a $20,000 increase in interest expense over a year.

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

PART II OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

2.1.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2.1.1 to the current Report on Form 8-K filed on May 6, 1998).

2.1A	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

2.1B	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Annual Report on Form 10-K filed December 24, 1998).

3.2	Amended and Restated Code of By-laws (incorporated herein by reference to Exhibit 3.2 to Annual Report on Form 10-K filed December 24, 1998).

4.1A	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

*99.1	Risk Factors of White Electronic Designs Corporation and Subsidiaries.

*99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*99.3	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K.

None.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

/s/ Hamid R. Shokrgozar

Chief Executive Officer

/s/ William J. Rodes

William J. Rodes Chief Accounting Officer

Dated: August 9, 2002

Exhibit Index

2.1.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2.1.1 to the current Report on Form 8-K filed on May 6, 1998).

2.1A	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

2.1B	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Annual Report on Form 10-K filed December 24, 1998).

3.2	Amended and Restated Code of By-laws (incorporated herein by reference to Exhibit 3.2 to Annual Report on Form 10-K filed December 24, 1998).

4.1A	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

*99.1	Risk Factors of White Electronic Designs Corporation and Subsidiaries.

*99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*99.3	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.