Form 10-Q/A
period 2002-03-30
WHITE ELECTRONIC DESIGNS CORP
filed 2002-10-16
CIK 13606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

The former shareholders of Panelview, pursuant to the purchase agreement, had the potential to earn $1 million of the Company’s common stock if certain revenue and operating contribution targets were met over the period from February 2001 to January 2002. Panelview did not meet the requirements of its earn-out targets during the period primarily because expected new business from a large customer did not begin until later in the year than previously anticipated, and additional business from an existing large customer was also delayed during this period. Approximately 87% of the revenue target was met. Therefore, the Company issued 19,687 shares on March 7, 2002, for a total

WHITE ELECTRONIC DESIGNS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

value of $127,667, to the former shareholders of Panelview, Inc. The operating contribution target was not met therefore no shares were issued for that component of the purchase agreement. $119,875 of this liability had been previously accrued.

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

Gross margin as a percentage of sales for the quarter ended March 31, 2001, was (6%) and 36% for the commercial and high reliability (i.e. sales for military applications, industrial use or use in harsh environments) markets in the microelectronic segment, respectively, due to the $4.3 million of inventory related charges taken during that period. Gross margin as a percentage of sales for each consecutive quarter since the quarter ended March 31, 2001, has averaged 22% and 44.5% for the commercial and high reliability markets, respectively.

Gross margin as a percentage of sales over the last five consecutive quarters has averaged 36% and 19% for the display and Panelview markets, respectively.

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

PART II OTHER INFORMATION

ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 7, 2002, the Company issued 19,687 shares of common stock to the former shareholders of Panelview, Inc. in connection with the final payment of the acquisition price. The issuance was in addition to the 905,000 shares previously issued to the former shareholders of Panelview in connection with the acquisition. The issuance was made without general solicitation or advertising pursuant to Section 4(2) of the Securities Act of 1933.

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

ITEM 5

OTHER INFORMATION

None.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

2.1.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2.1.1 to the current Report on Form 8-K filed on May 6, 1998)

2.1A	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565)

2.1B	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565)

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Annual Report on Form 10-K filed December 24, 1998)

3.2	Amended and Restated Code of By-laws (incorporated herein by reference to Exhibit 3.2 to Annual Report on Form 10-K filed December 24, 1998)

4.1A	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565)

10.37	Business Purpose Promissory Note between Banc One Leasing Corporation and White Electronic Designs Corporation, effective April 1, 2002. (Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed May 14, 2002).

10.38	Third Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 28, 2002. (Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed May 14, 2002).

10.39	Business Purpose Promissory Note between Banc One Leasing Corporation and Panelview, Inc., effective March 12, 2002. (Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed May 14, 2002).

10.40	Loan and Security Agreement between Banc One Leasing Corporation and Panelview, Inc., effective March 12, 2002. (Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed May 14, 2002).

99.1	Risk Factors of White Electronic Designs Corporation and Subsidiaries. (Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed May 14, 2002).

*99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*99.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K.

None.
* Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

/s/ Hamid R. Shokrgozar Chief Executive Officer

/s/ William J. Rodes William J. Rodes Chief Accounting Officer

Dated: October 16, 2002

CERTIFICATIONS

      I, Hamid R. Shokrgozar, certify that:

      1. I have reviewed this quarterly report on Form 10-Q/A of White Electronic Designs Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 16, 2002

/s/ Hamid R. Shokrgozar
Hamid R. Shokrgozar
Chief Executive Officer

      I, William J. Rodes, certify that:

      1. I have reviewed this quarterly report on Form 10-Q/A of White Electronic Designs Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 16, 2002

/s/ William J. Rodes
William J. Rodes
Chief Accounting Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

2.1.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2.1.1 to the current Report on Form 8-K filed on May 6, 1998)

2.1A	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565)

2.1B	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565)

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Annual Report on Form 10-K filed December 24, 1998)

3.2	Amended and Restated Code of By-laws (incorporated herein by reference to Exhibit 3.2 to Annual Report on Form 10-K filed December 24, 1998)

4.1A	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565)

10.37	Business Purpose Promissory Note between Banc One Leasing Corporation and White Electronic Designs Corporation, effective April 1, 2002. (Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed May 14, 2002).

10.38	Third Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 28, 2002. (Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed May 14, 2002).

10.39	Business Purpose Promissory Note between Banc One Leasing Corporation and Panelview, Inc., effective March 12, 2002. (Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed May 14, 2002).

10.40	Loan and Security Agreement between Banc One Leasing Corporation and Panelview, Inc., effective March 12, 2002. (Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed May 14, 2002).

99.1	Risk Factors of White Electronic Designs Corporation and Subsidiaries. (Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed May 14, 2002).

*99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*99.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.