Form 10-Q/A
period 2002-06-29
WHITE ELECTRONIC DESIGNS CORP
filed 2002-10-29
CIK 13606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Approximately $3.6 million of display revenue for the third quarter of fiscal year 2002 came from one customer, Garmin International Inc., accounting for 16% of total Company revenue and 33% of total display segment revenue for the third quarter of fiscal year 2002. This customer accounted for 11% of total Company revenue and 23% of total display segment revenue for the nine months ended June 29, 2002. Another display customer, the Medical Division of General Electric, accounted for 10% of total Company revenue and 21% of display segment revenue for the third quarter of fiscal year 2002. This customer accounted for 13% of total Company revenue and 28% of total display revenue for the nine months ended June 29, 2002. Sales to other display segment customers, not including Garmin and General Electric, declined in the current quarter to $5.0 million from $5.6 million in the previous year. This decline was due to a decrease in shipments of ruggedized display products for the defense aerospace industry. No other customer accounted for more than 5% of total Company revenue for the third quarter of fiscal year 2002. Two customers in the microelectronics segment had greater than 5% of segment revenue for the third quarter of 2002, and no other display customers had greater than 5% of segment revenue for that segment. Please see Exhibit 99.1 for the concentration risk associated with high sales to a limited number of customers.

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

Gross margin as a percentage of sales for the microelectronic segment during the quarter ended June 29, 2002, was 39%. This was an increase of 5% from the previous year’s gross margin of 34%. The increase was primarily due to a shift in product sales mix to a greater percentage of high reliability products (i.e. sales for military applications) as compared to sales of commercial products (i.e. sales for telecommunications applications).

Gross margin as a percentage of sales for the display segment during the quarter ended June 29, 2002, was 24%. This was a decrease of 6% from the previous year’s gross margin of 30%. The decrease was primarily due to a shift in product sales mix to a lower percentage of ruggedized products (i.e. sales for defense aerospace) as compared to sales of commercial products (i.e. sales for medical, or industrial, applications).

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

PART II OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

2.1.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2.1.1 to the current Report on Form 8-K filed on May 6, 1998).

2.1A	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

2.1B	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Annual Report on Form 10-K filed December 24, 1998).

3.2	Amended and Restated Code of By-laws (incorporated herein by reference to Exhibit 3.2 to Annual Report on Form 10-K filed December 24, 1998).

4.1A	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

99.1	Risk Factors of White Electronic Designs Corporation and Subsidiaries. (Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed August 12, 2002).

*99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*99.3	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K.

None.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

/s/ Hamid R. Shokrgozar

Chief Executive Officer

/s/ William J. Rodes

William J. Rodes Chief Accounting Officer

Dated: October 29, 2002

CERTIFICATIONS

I, Hamid R. Shokrgozar, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of White Electronic Designs Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 29, 2002

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

Date: October 29, 2002

/s/ William J. Rodes

William J. Rodes Chief Accounting Officer

Exhibit Index

2.1.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2.1.1 to the current Report on Form 8-K filed on May 6, 1998).

2.1A	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

2.1B	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Annual Report on Form 10-K filed December 24, 1998).

3.2	Amended and Restated Code of By-laws (incorporated herein by reference to Exhibit 3.2 to Annual Report on Form 10-K filed December 24, 1998).

4.1A	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

99.1	Risk Factors of White Electronic Designs Corporation and Subsidiaries. (Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed August 12, 2002).

*99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*99.3	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.