Form 10-K
period 2002-09-28
WHITE ELECTRONIC DESIGNS CORP
filed 2002-12-23
CIK 13606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    x      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.[x]

     As of December 9, 2002, the aggregate market value of the Registrant’s Common Stock held by non-affiliates (based upon the closing price of the shares on the NASDAQ National Market on December 9, 2002) was approximately $166,390,000.

     On December 9, 2002, 20,119,432 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of Shareholders are incorporated by reference into PART III, Items 10, 11, 12 and 13 of this Annual Report.

PART I
ITEM 1 BUSINESS
GENERAL
BUSINESS SEGMENTS AND CORPORATE ADDRESS
MICROELECTRONIC BUSINESS SEGMENT
DISPLAY BUSINESS SEGMENT
PRINCIPAL CUSTOMERS
RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT
REGULATORY MATTERS
RAW MATERIALS
INTELLECTUAL PROPERTY
EMPLOYEES
FINANCIAL INFORMATION BY GEOGRAPHIC SEGMENT
FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS
RISK FACTORS
ITEM 2 PROPERTIES
ITEM 3 LEGAL PROCEEDINGS
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF THE COMPANY
PART II
ITEM 5 MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
ITEM 6 SELECTED FINANCIAL DATA
ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11 EXECUTIVE COMPENSATION
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14 CONTROLS AND PROCEDURES
PART IV
ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
Report of Independent Accountants
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED STATEMENT OF CASH FLOW
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Exhibit 10.41
Exhibit 10.42
Exhibit 23.1
Exhibit 99.1
Exhibit 99.2

PART I	3
ITEM 1 BUSINESS	3
GENERAL	3
BUSINESS SEGMENTS AND CORPORATE ADDRESS	3
MICROELECTRONIC BUSINESS SEGMENT	3
DISPLAY BUSINESS SEGMENT	4
PRINCIPAL CUSTOMERS	6
RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT	6
REGULATORY MATTERS	6
RAW MATERIALS	7
INTELLECTUAL PROPERTY	7
EMPLOYEES	8
FINANCIAL INFORMATION BY GEOGRAPHIC SEGMENT	8
FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS	8
RISK FACTORS	9
ITEM 2 PROPERTIES	14
ITEM 3 LEGAL PROCEEDINGS	14
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14
EXECUTIVE OFFICERS OF THE COMPANY	14
PART II	15
ITEM 5 MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS	15
ITEM 6 SELECTED FINANCIAL DATA	15
ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	27
ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	27
PART III	27
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	27
ITEM 11 EXECUTIVE COMPENSATION	28
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	28
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	28
ITEM 14 CONTROLS AND PROCEDURES	29
PART IV	29
ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	29
SIGNATURES	32
REPORT OF INDEPENDENT ACCOUNTANTS	35
CONSOLIDATED BALANCE SHEET	36
CONSOLIDATED STATEMENT OF INCOME	37
CONSOLIDATED STATEMENT OF CASH FLOW	39
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	40

PART I

ITEM 1 BUSINESS

GENERAL

White Electronic Designs Corporation is an Indiana corporation organized in 1951. On October 26, 1998, Bowmar Instrument Corporation (“Bowmar”) merged with Electronic Designs, Inc. (“EDI”). In connection with the merger, Bowmar changed its name to White Electronic Designs Corporation (the “Company”).

On January 29, 2001 the Company completed the acquisition by merger of Panelview, Inc., (“Panelview”), a manufacturer of display products located in Oregon. Panelview provides optical enhancements to display products sold to the transportation, medical and instrumentation markets. The operations of this subsidiary are included in the financial statements of White Electronic Designs Corporation from the date of the merger.

The Panelview acquisition was treated as a purchase for financial reporting purposes based on the following data.

Purchase Price based on Stock & Acquisition Costs	$9,150,268
Liabilities Assumed	2,161,632

Total Purchase Cost	$11,311,900

Assets Received	2,644,611

Acquired Goodwill	$8,667,289

Amortized Goodwill through September 28, 2002	$2,151,244

Goodwill remaining as of September 28, 2002	$6,516,045

The Company will adopt SFAS 142 in fiscal 2003, which will stop the amortization of the remaining goodwill. Instead, the remaining goodwill amount will be tested at least annually for impairment, and any adjustments to the carrying value of the goodwill will be taken as needed.

BUSINESS SEGMENTS AND CORPORATE ADDRESS

The Company has two business segments. Each of the two business segments requires different design and manufacturing resources and serves customers in different markets. The microelectronic business segment, which accounted for approximately 56% of total Company sales in fiscal 2002, manufactures high-density semiconductor memory and microprocessor products for use in telecommunications, data communications and defense industries. The display business segment, which accounted for approximately 44% of total Company sales in fiscal 2002, manufactures ruggedized liquid crystal displays, and enhanced viewing displays for customers in a variety of industries. The Company’s executive offices are located at 3601 E. University Drive, Phoenix, Arizona 85034, (602) 437-1520.

MICROELECTRONIC BUSINESS SEGMENT

Financial information for the microelectronic segment is disclosed in Note 16 of Notes to the Consolidated Financial Statements.

The microelectronic business segment manufactures a wide range of high-density semiconductors memory and microprocessor products for customers in the telecommunications, data communications, and defense industries. Microelectronic segment product sales generally fall into two product categories: high-reliability and commercial.

High-reliability products use various types of semiconductor components such as SRAM, EEPROM, SDRAM, Flash, and microprocessor chips combined in ceramic packages and laminated substrates to produce a high-density multichip or single chip monolithic product for use in adverse environmental conditions. Multichip packaging is a technique that places several semiconductor chips into a compact package. A monolithic product does the same using only one semiconductor chip. The Company’s high-reliability products are sold to both foreign and domestic government defense contractors and are used in military equipment such as aircraft, missiles, communications equipment, and other equipment where computerized electronics are required. High-reliability products are usually purchased by customers in the military defense industries for use in harsh environments, and we sometimes use the word “military” to describe our high-reliability products because they are built to meet certain United States military standards.

Commercial products use various types of semiconductor memory components such as SRAM, DRAM, and Flash chips combined on a substrate to produce a high-density memory module, or PCMCIA memory card. Commercial products are not designed for harsh environmental conditions. Our commercial products are used primarily in the telecommunications and data communications markets such as digital signal processing platforms, wireless base stations, broadband devices, modem pools, local area network backbone switches, wide area network backbone switches, network bridges, routers, servers, and hubs. Other uses include embedded systems, handheld processors, test and diagnostic equipment, portable scanners, and diskless network computers and workstations. Defense industry customers may occasionally purchase commercial products if they do not have harsh environmental requirements for the product.

The products designed, manufactured, and sold by the Company in its microelectronic segment are sold to original equipment manufacturers in the United States, Europe and Asia through the Company’s sales personnel and independent sales representatives and distributors. The Company’s microelectronic segment business is not seasonal. The Company does not provide extended payment terms to its customers. Products in the microelectronic segment are sold under a standard one-year warranty and may be subject to repair or replacement during the warranty period.

The backlog for microelectronic products, represented by purchase orders from our customers, was approximately $23,897,000 and $27,849,000 at the end of fiscal years 2002 and 2001, respectively. This decrease was primarily caused by a general business slowdown in the telecommunications equipment industry. Approximately 85% of the segment’s fiscal 2001 backlog was shipped during fiscal 2002 with the remaining backlog shippable in 2003 or beyond. Approximately 78% of the fiscal 2002 year-end backlog is expected to be shipped during fiscal 2003 with the remaining backlog shippable in fiscal 2004 and beyond. The backlog after fiscal 2003 is a result of customer scheduling requirements for high-reliability products, not capacity restraints.

Microelectronic Segment Competition

The Company’s principal competitors in the commercial product market, Smart Module Technology, a subsidiary of Solectron Corp., and Simple Technology, Inc. are larger than the Company and have substantially greater financial, technical, marketing, distribution and other resources. Smart Module Technology manufactures a broad range of memory modules in high volume. In addition, the Company competes with a number of smaller companies and larger semiconductor companies whom are now in the market or may in the future enter the market. The Company competes in this market on the basis of many factors, including access to advanced semiconductor products at competitive prices, successful and timely product introduction, design capability, lead times, quality, product specification, pricing and customer service.

The Company’s main competitor in the high-reliability product market is the microelectronics division of Aeroflex Corporation. Aeroflex is a larger business organization than the Company and may have greater financial and other resources. The Company also competes against Austin Semiconductor, which is a subsidiary of PMC Global Inc., a large privately held conglomerate. Companies compete for this business on the basis of many factors, including cost and quality systems (which allow for compliance with U.S. and foreign military standards), longer term access to advanced semiconductor products in die and wafer form, successful and timely product introduction, inclusion of products on standard military drawings, design capabilities, lead times, product specification, pricing and customer service.

DISPLAY BUSINESS SEGMENT

Financial information for the display segment is disclosed in Note 16 of Notes to the Consolidated Financial Statements.

The display business segment manufactures liquid crystal flat panel display products, which improve the operating characteristics of commercial display products. This segment also performs higher level integration and enhancements on existing displays, which account for a high percentage of Panelview business. The Company offers a wide range of design and manufacturing capabilities and can produce custom or standard displays. These enhanced displays offer significant advantages over commercially available displays, because they are sunlight readable and can be used in extreme operating temperatures. The Company also re-manufactures commercially available liquid crystal displays to meet custom packaging and environmental requirements. The Company’s displays are also complemented by keyboards, touch screens, backlights, and electronic interfaces to provide flat panel display solutions to our customers. Display segment product sales generally fall into two categories: ruggedized and commercial.

Ruggedized displays are manufactured to perform in harsh environmental conditions. The manufacturing process uses commercial displays that are customized by strengthening their construction to withstand shock and vibrations, adding films and laminated glass to provide sunlight readability and expanded viewing angles, and adding temperature control devices so the display will continue working under operating temperatures ranging from –35 to +85 degrees Celsius. The Company’s ruggedized products are primarily sold to the commercial avionics industry and are also used by domestic and foreign defense contractors for use in aircraft or ground vehicles.

Commercial display products offer greater viewing performance and operating characteristics than off-the-shelf commercially available displays but are not designed for the harsh environmental conditions that may occur in a ruggedized display environment. The higher level integration process uses off-the-shelf commercial displays that are enhanced by using films, filters, and laminated glass to provide sunlight readability, improved backlighting to increase the display’s brightness, and that add temperature control devices so the display will continue working under normal outdoor conditions. This process is normally a high volume, low margin component of the display segment business. The Company’s commercial products are sold to customers in the medical, global positioning systems, marine navigation, outdoor point-of-sale, and instrumentation industries.

The display segment also manufactures and sells electromechanical components and instrument packages consisting of ruggedized keyboards, aircraft trim panels, rotating devices, including gear heads, mechanical counters, dial drives, mechanical packages and related devices. Specific applications for these products include controls for automatically tuning airborne radio transmitters and receivers, controls for fuel flow in jet engines, and selected automatic flight control servomechanisms. These products are sold principally to defense contractors in the aerospace industry and aircraft instrument manufacturers as information displays in aerospace and ground equipment.

The display segment backlog was approximately $18,521,000 and $19,983,000 at the end of fiscal years 2002 and 2001, respectively. Approximately 72% of this segment’s 2001 backlog was shipped during fiscal 2002 while the remaining backlog is shippable in fiscal year 2003 and beyond. Approximately 83% of the fiscal 2002 year-end backlog is expected to be shipped during fiscal 2003 with the remaining backlog shippable in fiscal 2004 and beyond. The backlog after 2003 is a result of customer scheduling requirements for ruggedized products, not capacity restraints. There are no seasonality factors affecting the display business.

Display Segment Competition

The principal elements of competition among display suppliers are display performance (e.g., brightness, color capabilities, contrast and viewing angle), size and weight, design flexibility, power usage, durability, ruggedness and cost. While the primary competition for the AMLCD is currently cathode ray tube displays, the Company’s products compete with other flat panel displays including gas plasma and electro-luminescent displays. The Company believes that price, product reliability and the ability to meet delivery schedules are key competitive factors. The Company competes with numerous other companies in the display segment such as Planar and Polarvision, many of which have greater financial resources, larger technical and marketing resources, and in some instances more advanced technology products than those of the Company.

PRINCIPAL CUSTOMERS

In fiscal 2002, two customers accounted for more than 10% of the Company’s sales. General Electric Medical Division accounted for 11.5% of total Company sales, and Garmin International accounted for 10.8% of total Company sales. Both customers are display segment customers. Comparatively, fiscal 2001 sales for General Electric Medical Division and Garmin International were 0.0% and 2.2%, respectively. The loss of either of these customers would have a material effect on the sales of the Company.

As a percent of display segment sales, the General Electric Medical Division accounted for approximately 26%, and Garmin International accounted for approximately 24%. No other customer accounted for more than 10% of display or microelectronic segment sales, respectively.

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

Total Company foreign sales for fiscal 2002, 2001, and 2000 were $28,804,000, $27,208,000, and $13,861,000, respectively.

RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT

Current product development activities are directed primarily toward the improvement of existing standard products. Some projects, however, are focused on the development of new products or processes. The Company devotes minimal resources to pure product development, but emphasizes the application of its engineering expertise to the development and refinement of proprietary products or technologies. Expenditures by the Company on product development for fiscal years 2002, 2001, and 2000 amounted to approximately $4,264,000, $5,302,000, and $5,014,000, respectively. Product development efforts are principally conducted by the Company’s engineering staff.

We believe that continued strategic investment in process technology and product development is essential for us to remain competitive in the markets we serve. We are committed to appropriate levels of expenditures for product development.

REGULATORY MATTERS

Government Contracting Regulation

A significant portion of the Company’s business in fiscal 2002 was derived from subcontracts with prime contractors of the U.S. Government. As a U.S. Government subcontractor, the Company is subject to Federal Government contracting regulations. Under these regulations, the U.S. Government is entitled for three years after final payment on certain negotiated contracts or contract modifications to examine all of the Company’s cost records with respect to such contracts to determine whether the Company furnished complete, accurate, and current cost or pricing data to the government in connection with the negotiation of the price of the contract or modification. The U.S. Government also has the right after final payment to seek a downward adjustment to the price of a contract or modification if it determines that the contractor failed to disclose complete, accurate and current data. Historically, the Company has not experienced downward adjustments.

In addition, the Federal Acquisition Regulations govern the allowability of costs incurred by the Company in the performance of U.S. Government contracts to the extent that such costs are included in its proposals or are allocated to U.S. Government contracts during performance of those contracts.

The Company’s subcontracts provide that they may be terminated at the convenience of the U.S. Government. Upon such termination, the contractor is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs incurred and allocable to the contract, and an allowance for profit on the allowable costs incurred or adjustment for loss if completion of performance would have resulted in a loss. In addition, the Company’s subcontracts provide for termination for default if the Company fails to perform or breaches a material obligation of a subcontract. In the event of a termination for default, the customer may have the unilateral right at any time to require the Company to return unliquidated progress payments pending final resolution of the propriety of the termination for default. The Company may also have to pay the excess, if any, of the cost of purchasing a substitute item from a third party. If the customer has suffered other ascertainable damages as a result of a sustained default, the customer could demand payment of such damages by the Company.

In connection with the Company’s U.S. Government business, the Company is also subject to government investigations of its policies, procedures, and internal controls for compliance with procurement regulations and applicable laws. The Company may be subject to downward contract price adjustments, refund obligations, or civil and criminal penalties. In certain circumstances in which a contractor has not complied with the terms of a contract or with regulations or statutes, the contractor might be debarred or suspended from obtaining future contracts for a specified period of time. Any such suspension or debarment of the Company would have a material adverse effect on the Company’s business.

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

RAW MATERIALS

The most significant raw materials that the Company purchases in its operations are memory devices in wafer, die and component forms and AMLCD panels. In a time of strong demand for memory integrated circuits and other products, the Company’s access to adequate supplies of wafers, dies and other components may be constrained or subject to shortages. In addition, AMLCD panels may also be in short supply at times. The Company is highly dependent on one SRAM semiconductor manufacturer for memory devices, one major display manufacturer of AMLCD panels, and one package manufacturer of ceramic packages for military components. The Company believes it has good relationships with its vendors and is not currently anticipating any difficulties in purchasing components. However, the Company does not have specific long-term contractual arrangements with its vendors, and the loss of any of its primary vendors or the loss of access to steady sources of supply could have an adverse effect on the Company’s business.

INTELLECTUAL PROPERTY

The products the Company sells from both its microelectronic segment and its display segment require a large amount of engineering design and manufacturing expertise. However, the majority of these technological capabilities are not protected by patents and licenses. The Company relies on the expertise of its employees and its learned experiences in both the design and manufacture of its products. It is possible, and it has occurred in the past, that a competitor may also learn to design and produce products with similar performance abilities as the Company’s products. If a competitor were to do so, it may result in increased competition and reduction of sales for the Company’s products.

The Company relies on trade secret protection for its technology, in part through confidentiality agreements with its employees, consultants, and third parties. However, these parties may breach these agreements, and, since many agreements are made with companies much larger than itself, the Company may not have adequate financial resources to adequately enforce its rights. Others may also come to know about or determine its trade secrets through a variety of methods. In addition, the laws of certain territories in which it develops, manufactures or sells its products may not protect its intellectual property rights to the same extent as the laws of the United States.

EMPLOYEES

The Company employs 312 people. Of such employees, 159 were employed in the microelectronic segment, 148 in the display segment, and 5 in corporate administration. A total of 30 of the Company’s employees in the display segment were employed pursuant to collective bargaining agreements covering workers at the Company’s display division in Fort Wayne, Indiana. This agreement is effective through November 15, 2004. The Company believes its labor relations are satisfactory.

FINANCIAL INFORMATION BY GEOGRAPHIC SEGMENT

See Note 16 in Notes to the Consolidated Financial Statement for information relating to foreign sales by geographic segment.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Conditions and Result of Operations”, contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. The words “believe,” “expect,” “anticipate” and other similar statements of expectations identify forward-looking statements, and include expectations regarding the future demand for the Company’s products; the amount of backlog to be shipped in Fiscal 2003; expected changes in sales to certain industries; the market acceptance and profitability of the Company’s new products; expectations of future amortization expense or goodwill impairment from the Panelview division; future purchases of components; the need to draw on the Company’s line of credit; the effect of interest rate changes, expected levels of future product development and capital expenditures; the expectation that operations should be sufficient to fund cash needs in the short and long term; the economic recovery of the telecommunications industry; the expected strength of the defense industry and the economic and political environment relating to it and the resulting upward trend expected in high-reliability product sales; the Company’s dependency on General Electric Medical Division and Garmin International for display business; expectations of future product sales mix and gross margins; general economic conditions pertaining to sales of displays; future expected levels sales and other operating expenses; and the expected effect on the Company’s liquidity of funding the Company’s pension plan, all of which speak only as of the date the statement is made. These forward-looking statements are based largely on Management’s expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company’s control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report, including the Notes to the Consolidated Financial Statement, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, and the “Risk Factors” section contained in Item 1, describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include the loss of a principal customer; the failure of customers to accept the Company’s tamper-resistant packaging or the development of improved tamper-resistant packaging by competitors; the inability to procure required components; any downturn in the semiconductor and telecommunications markets which could cause a decline in selling unit prices; reductions in military spending or changes in the acquisition requirements for military products; the ability to locate appropriate acquisition candidates, negotiate an appropriate purchase price, and integrate into the Company the people, operations, and products from acquired businesses; and changes or restrictions in the practices, rules and regulations relating to sales in international markets. In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements. The Company undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

RISK FACTORS

Our Financial Results Could Be Seriously Harmed If The Markets In Which We Sell Our Products Do Not Grow.

Our continued success depends in large part on the continued growth of various industries that use our products, including the following industries:

•	data communications and telecommunications equipment;

•	computers and computer related peripherals;

•	medical electronics and equipment;

•	industrial controls;

•	aviation electronics and equipment; and

•	military equipment.

Approximately 17% of our fiscal year 2002 product sales and 45% of our fiscal year 2001 product sales were incorporated into data communications and telecommunications end-products. The telecommunications industry has declined, and it is reasonable to assume that the telecommunications industry could continue to experience declining or slow growth rates. Any decline in the demand for networking applications, mass storage, telecommunications, cellular base stations, cellular handsets and other personal communication devices that incorporate our products would reduce our sales revenue and possibly cause losses from that portion of our business, which could lead to layoffs or consolidation of the commercial product division into one of our other divisions. Slower growth in the other markets in which we sell our products would also lead to the same type of activity for any of our divisions.

We Cannot Adjust Expenses For Any Particular Quarter In Response To Revenue Shortfalls Because A Substantial Component Of Our Operating Expenses Are Fixed Costs.

Our need for continued significant expenditures for capital equipment purchases, product development and ongoing customer service and support, among other factors, make it difficult for us to reduce our operating expenses in a particular period if our net sales for a period are not met, because a substantial component of the operating expenses are fixed costs. Accordingly, we cannot assure you that we will be able to be profitable or that we will not sustain losses in future periods. Due to the foregoing factors, it is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors. In such an event, the price of our common stock is likely to decline.

We May Fail To Meet Expectations Because Our Revenues, Gross Margins, and Profits Are Very Likely To Fluctuate From Period To Period.

In connection with our microelectronics memory business, a wide array of factors could cause our revenues, gross margins, and profits to fluctuate in the future from period to period. The primary factors that might affect our results of operations in this regard include the following:

•	the cyclical nature of the semiconductor market;

•	any loss of a principal customer or any short term loss of a customer due to product inventory accumulation by the customer;

•	any inability to procure required components;

•	any adverse changes in the mix of products that we sell; and

•	any downturn of the semiconductor market which could cause a decline in selling unit prices, diminished inventory value, and less demand for commercial memory products as customers restrict inventory levels.

Even in the absence of cyclical conditions, the average selling prices of our products have historically decreased during the products’ lives, and we expect this trend to continue. In order to offset these average selling price decreases, we attempt to decrease manufacturing costs, and introduce new, higher priced products that incorporate advanced features. If these efforts are not successful, we will not be competitive in the marketplace and our sales and profits will decline, possibly leading to our exit from these markets.

In addition to following the general pattern of decreasing average selling prices, the selling prices for certain products, particularly commodity static RAM or SRAM products, fluctuate significantly with real and perceived changes in the balance of supply and demand for these products. In the event we are unable to decrease per unit manufacturing costs faster than the rate at which average selling prices continue to decline, our business, financial condition and results of operations will be seriously harmed. In addition, we expect our competitors to invest in new manufacturing capacity and achieve significant manufacturing yield improvements in the future. These developments could dramatically increase the worldwide supply of SRAM products and result in associated downward pressure on prices.

Downturns In The Semiconductor And Telecommunications Industries Could Reduce The Value Of Our Inventories And Cause A Reduction In Our Profits.

Historically, we have experienced reductions in value of our inventories due to unexpected demand declines, resulting from a softening of the semiconductor and telecommunications industries. Such declines in inventory valuation in the past have caused us to write down several million dollars worth of inventory, which greatly reduced our profits for the given period.

Our Future Operations Are Very Likely to Fluctuate And Therefore May Fail to Meet Expectations.

Our operating results have varied in the past and may continue to fluctuate in the future. In addition, our operating results may not follow any past trends. Our future operating results will depend on many factors and may fluctuate and fail to meet our expectations or those of others for a variety of reasons, including the following:

•	the intense competitive pricing pressure to which our products are subject, which can lead to rapid and unexpected declines in average selling prices;

•	the complexity of our manufacturing processes and the sensitivity of our production costs to declines in manufacturing yields, which make yield problems both possible and costly when they occur; and

•	the need for constant, rapid new product introductions, which present an ongoing design and manufacturing challenge, which can be significantly impacted by even relatively minor errors, and which may result in products never achieving expected market demand.

As a result of these or other factors we could fail to achieve our expectations as to future revenues, gross profit and income from operations. Any downward fluctuation or failure to meet expectations will likely adversely affect the value of an investment in our securities. Also, the performance of the semiconductor industry as a whole is characterized by cyclical swings in revenue and profitability, and these swings may harm us.

We Are Dependent On Military Sales For A Large Portion Of Our Revenue, And Reductions In Military Spending Could Negatively Affect Our Sales And Profits.

Our current orders from defense-related companies account for a material portion of our overall revenue. Military capital expenditure levels depend on factors that are outside of our control. In addition, the U.S. defense industry is moving toward the purchase of commercial off-the-shelf products rather than those manufactured as compliant to specified military standards. Military related sales accounted for approximately 52% of our overall sales in fiscal year 2002 and 47% of our overall sales in fiscal year 2001. Changes in military spending and demand for microelectronics and display products have adversely affected our sales and profits in the past, and may have such an adverse effect in the future. Reductions in military spending could have a further adverse effect on our sales and profits.

Failure To Comply With U.S. Government Laws And Regulations Would Reduce Our Ability To Be Awarded Future Military Business.

In connection with our U.S. Government business, we are subject to government investigations of our policies, procedures, and internal controls for compliance with procurement regulations and applicable laws. In certain circumstances in which a contractor has not complied with the terms of a contract, or with regulations or statutes, the contractor might be debarred or suspended from obtaining future contracts for a specified period of time. Since military sales accounted for approximately 52% of our business in fiscal year 2002, any debarment or suspension of our ability to obtain military sales would greatly reduce our overall revenue and profits, and would likely affect our ability to continue as a going concern.

We Are Dependent On International Markets For a Large Portion Of Our Sales and Purchases.

We anticipate that our international sales will continue to account for a significant portion of our net sales. In fiscal year 2002, foreign sales accounted for approximately 32% of our overall sales. In addition, the majority of the components we use in connection with products for military applications are acquired from foreign manufacturers, particularly those located in Asia. As a result, a significant portion of our sales and purchases are subject to the risks of international business such as:

•	approximately $16 million of our fiscal year 2002 sales were to approved foreign military equipment manufacturers, and if the U.S. Government placed restrictions on exporting military technology using our products in countries where we have customers, it could cause a significant reduction in our sales and profits;

•	fluctuations in foreign currencies;

•	trade disputes;

•	changes in regulatory requirements, tariffs and other barriers;

•	the possibility of quotas, duties, taxes or other changes or restrictions upon the importation or exportation of our products implemented by the United States’ government;

•	the timing and availability of export licenses; and

•	general economic conditions in the countries in which we sell our products.

Foreign suppliers of semiconductor and display related materials are regularly threatened with, or involved in, pending trade disputes and sanctions. If any trade disputes or sanctions arise that affect our suppliers, we would be unable to get access to critical sources of raw materials we need to produce our products and our business could be adversely affected.

Most Of Our Technological Capabilities Are Not Subject To Enforceable Patents Or Licenses.

The products we sell from both our microelectronic segment and our display segment require a large amount of engineering design and manufacturing expertise. However, the majority of our technological capabilities are not protected by patents and licenses. We rely on the expertise of our employees, and our learned experiences in both the design and manufacture of our products. It is possible, and it has occurred in the past, that a competitor may also learn to design and produce products with similar performance abilities as our products. If a competitor were to do so, it may result in increased competition, and a reduction of sales for our products.

We Rely on Proprietary Rights And Intellectual Property That May Not Be Adequately Protected.

We rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. However, these parties may breach these agreements, and, since many agreements are made with companies much larger than us, we may not have adequate financial resources to adequately enforce our rights. Also, others may come to know about or determine our trade secrets through a variety of methods. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

Interruptions In The Availability Of Raw Materials Can Seriously Harm Our Financial Performance.

The semiconductor industry has historically been characterized by wide fluctuations in the demand for and supply of semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. In the past, our operating results have been harmed by these industry-wide fluctuations in the demand for semiconductors, which have resulted in under-utilization of our manufacturing capacity. In some cases, industry wide shortages have lasted more than a year. If these cycles continue, they may limit our ability to procure semiconductor products and meet our customer’s delivery schedules, which could lead to a loss of business. Also, higher prices for raw materials could reduce our profits on previously established purchase orders from our customers. Depending on the severity of the shortages, our sales and profits could be significantly reduced.

The display industry is dominated by several foreign glass suppliers. We are dependent on these foreign suppliers for glass for our commercial and industrial display products. Any disruption of glass supplies from these vendors would cause us to delay deliveries to our customers, which could lead to a loss of business and reduced profits from our display segment.

Our manufacturing operations require raw materials that must meet exacting standards. The most significant raw materials that we purchase are memory devices in wafer, die, and component forms and AMLCD panels. Shortages of wafers and other components may occur when there is a strong demand for memory integrated circuits and other related products. AMLCD panels may also be in short supply at times. We rely heavily on our ability to maintain access to steady sources of these products. We are highly dependent on one SRAM semiconductor manufacturer for memory devices, one major display manufacturer of AMLCD panels, and one package manufacturer of ceramic packages for military components. We do not have specific long-term contractual arrangements with our vendors but we believe we are on good terms with our vendors. We cannot assure you that we will continue to have access to our current sources of supply or that we will not encounter supply problems in the future. Any interruption in our sources of raw materials could reduce our sales in a given period, and possibly cause a loss of business to a competitor, if we could not reschedule the deliveries to our customers.

Our Inability To Retain Qualified Personnel Could Negatively Impact Our Operations.

Our operations are dependent upon our ability to attract and retain qualified employees in the areas of product design, engineering, operations management, manufacturing production and sales. The demand for people with expertise in these areas has been very high for the past several years and competition for qualified talent is intense. The loss of key personnel in any one of these areas could limit our ability to expand our business and could result in the inability to deliver products to our customers, leading to a loss of business from these customers.

Our Financial Results Could Be Adversely Impacted If We Fail To Develop, Introduce And Sell New Products Or Fail To Develop And Implement New Manufacturing Technologies.

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, our future success depends on our ability to improve and market existing products and to develop and introduce new products that customers choose to buy.

If we fail to complete and introduce new product designs in a timely manner or are unable to manufacture products according to the requirements of these designs, or if our customers do not successfully introduce new systems or products incorporating our products, or market demand for our new products do not develop as anticipated, our sales will be reduced either through loss of business to one of our competitors, or discontinuance of the product in the market. In particular, many of our display products have been developed based on products procured from Sharp Electronics Corporation. Our competitors in the flat panel display products market are investing substantial resources to develop flat panel displays using alternative technologies. If our competitors are successful in developing new products that offer significant advantages over Sharp Electronics’ and our products, and we are unable to improve our technology or develop or acquire alternative technology that is more competitive, we will lose business to our competitors and our sales, and profits, from the display segment will be greatly reduced.

The new products that the microelectronic and display markets require tend to be increasingly complex, incorporating more functions and operating at faster speeds than prior products. Increasing complexity generally requires smaller features on a chip. This makes manufacturing new generations of products substantially more difficult than prior products. Ultimately, whether we can successfully introduce these and other new products depends on our ability to develop and implement new ways of manufacturing our products. If we are unable to design, develop, manufacture, market and sell new products successfully, we will lose business and possibly be forced to exit from the particular market.

The Volatility Of Our Stock Price Could Negatively Affect The Market Price Or Liquidity Of Our Common Stock.

The market price of our common stock is subject to fluctuations in response to a number of factors, such as variations in our quarterly operating results, perceptions about market conditions in the microelectronics industry and general economic conditions. In addition, the stock market generally has experienced significant price and volume fluctuations. These market fluctuations could have a material adverse effect on the market price or liquidity of our common stock.

Our Board Of Directors Is Authorized To Issue Shares Of Preferred Stock That Could Have Rights Superior To Our Outstanding Shares Of Common Stock, And, If Issued, Could Adversely Impact The Value Of Our Common Stock.

Our amended and restated articles of incorporation permit our board of directors, in its sole discretion, to issue up to 500,000 shares of authorized but unissued preferred stock. These shares may be issued by our board of directors, without further action by our shareholders, and may include any of the following rights, among others, which may be superior to the rights of our outstanding common stock:

•	voting rights, including the right to vote as a class on particular matters;

•	preferences as to dividends and liquidation rights;

•	conversion rights;

•	anti-dilution protections, and

•	redemption rights.

Since our board of directors has the authority to determine, from time to time, the terms of our authorized preferred stock, there is no limit on the amount of common stock that could be issuable upon conversion of any future series of preferred stock that they may issue. The rights of holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock that may be issued in the future. In addition, the market price of our common stock may be adversely affected by the issuance of any series of preferred stock with voting or other rights superior to those of our common stock. The issuance of any series of preferred stock could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding common stock.

We May Engage In Acquisitions And We Cannot Assure You That Any Potential Acquisition Will Be Successful.

We are looking for opportunities to grow and diversify our product offerings through acquisitions. There can be no assurance that we will be successful in identifying appropriate candidates or in successfully combining operations with such candidates if they are identified.

Any such acquisitions could involve the dilutive issuance of equity securities and/or the incurrence of debt. In addition, acquisitions involve numerous risks, including difficulties in assimilation of the acquired company’s operations, particularly in the period immediately following consummation of an acquisition, the diversion of the attention of our management from other business concerns, risks of entering into markets and in producing products where he have limited experience, and the potential loss of key customers of the acquired company, all of which could materially, adversely affect our business. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

Failure To Comply With Environmental Regulations Could Subject Us To Costs And Production Delays.

We currently use small quantities of hazardous materials common to our industry in the production of microelectronic and display products. We must follow Environmental Protection Agency (EPA) guidelines regarding the handling, storage and disposal of these materials. To our knowledge, we are currently in material compliance with all EPA and state requirements regarding the handling, storage and disposal of these materials. We could possibly be subject to fines, suspensions of production, alteration of our manufacturing processes or interruption or cessation of our operations if we fail to comply with present or future governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. These regulations could require us to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations. Our failure to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject us to liabilities and production delays, which could cause us to temporarily miss our customer’s delivery schedules, thereby reducing our sales for a given period. We may also have to pay noncompliance fines or other remediation costs, which would reduce our profits for a given period.

ITEM 2 PROPERTIES

The Company leases a facility under an operating lease in Phoenix, Arizona consisting of approximately 53,000 square feet. The facility is used as the Company’s corporate offices and for all manufacturing of the high-reliability components of the microelectronic segment. The Company also leases a 33,000 square foot facility located in Westborough, Massachusetts for manufacturing and development of commercial microelectronic products. The Company owns a facility in Fort Wayne, Indiana consisting of a building with approximately 75,000 square feet of space used for the manufacture of electromechanical products. The Company also owns ten acres of vacant land adjacent to the building. The Company’s Panelview subsidiary leases approximately 68,000 square feet of office and manufacturing space in the suburban Portland, Oregon area for manufacturing ruggedized and industrial display products. Currently, all display manufacturing is done in a 43,000 square foot facility in Hillsboro, Oregon. The company combined its display operations in that facility during fiscal 2002. The Company is currently using the previous 17,000 square foot display manufacturing facility for warehouse space. An 8,000 square foot office, which was previously used for display management and sales personnel, is currently vacant while the Company attempts to sublease the space. All of the Company’s owned real property has been pledged as security for the Company’s line of credit and term loans with Bank One. Management considers these properties to be well maintained and adequate for their use. All properties have additional capacity, which could be utilized in the event of increased production requirements.

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

Hamid R. Shokrgozar, 42 President, Chief Executive Officer and Chairman of the Board	Mr. Shokrgozar is President, Chief Executive Officer and Chairman of the Board of the Company. Mr. Shokrgozar was appointed President and CEO of Bowmar Instrument Corporation in January 1998 and Director of the Company in February 1998. From 1993 to 1998, Mr. Shokrgozar served as President of White Microelectronics, the largest division of Bowmar Instrument, and served as Vice President Engineering and Technology from 1988 to 1993. Mr. Shokrgozar was elected Chairman of the Board on August 31, 2000. Mr. Shokrgozar holds a U.S. Patent for the invention of “Stacked Silicon Die Carrier Assembly”.

William J. Rodes, 48 Chief Accounting Officer, Treasurer and Secretary	Mr. Rodes has been the Chief Accounting Officer for the Company since October 2000. Mr. Rodes was appointed Treasurer and Secretary of the Company in August 1999. Mr. Rodes was Corporate Controller from May 1999 to September 2000. Mr. Rodes was Controller for the White Microelectronics Division of Bowmar Instrument Corporation from 1993 to 1999. From 1990 to 1991 he served as Manager of Cost Accounting and Financial Analysis for California Micro Devices.

PART II

ITEM 5 MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock is currently traded on the NASDAQ National Market under the symbol WEDC. The following table sets forth the high and low sales prices for the common stock by quarter over the last two fiscal years.

Fiscal 2002

Common stock market price	Sep 28, 02	Jun 29, 02	Mar 20, 02	Dec 29, 01

High	$8.85	$7.90	$8.50	$7.45

Low	$6.30	$5.70	$5.60	$3.18

Fiscal 2001

Common stock market price	Sep 29, 01	Jun 30, 01	Mar 31, 01	Dec 30, 00

High	$4.60	$5.50	$10.63	$13.50

Low	$2.85	$2.93	$4.38	$5.38

As of December 9, 2002, there were approximately 10,777 holders of record of the common stock. The Company has not paid cash dividends on its common stock and does not expect to do so in the foreseeable future. The Company intends to retain all earnings to provide funds for the operation and expansion of its business. One of the Company’s credit agreements precludes the payment of cash dividends on the Company’s common stock.

ITEM 6 SELECTED FINANCIAL DATA

     (In thousands of dollars, except share and per share data)

	Fiscal Year

Statement of Income Data:	2002	2001	2000	1999	1998

					(Note 1)
Net sales	$90,458	$96,761	$87,595	$58,038	$32,772

Gross margin	$28,900	$26,401	$31,171	$15,528	$7,043

Income (loss) from continuing operations after income taxes	$8,740	$3,272	$6,561	$(558)	$(3,304)

Weighted average number of common:
shares and equivalents-basic	19,815,162	19,230,781	17,544,136	15,394,451	7,072,000
shares and equivalents-diluted (Note 2)	20,922,434	20,528,337	19,539,501	—	—

Income (loss) per common share:
Continuing operations-basic	$0.44	$0.17	$0.37	$(0.06)	$(0.47)
Continuing operations-diluted (Note 2)	$0.42	$0.16	$0.34	$(0.06)	$(0.47)

Net income per share-basic	$0.44	$0.17	$0.37	$(0.08)	$(0.47)
Net income per share-diluted (Note 2)	$0.42	$0.16	$0.34	$(0.08)	$(0.47)
Balance Sheet Data (at year end):
Working capital	$35,469	$27,884	$23,378	$12,584	$5,207
Total assets	$68,366	$57,228	$54,996	$38,771	$17,935
Long-term debt	$—	$890	$1,519	$2,249	$—
Redeemable preferred stock	$—	$—	$—	$120	$—

Note 1: As a result of the merger October 26, 1998 of White Electronic Designs Corporation (formerly Bowmar Instrument Corporation) and Electronic Designs, Inc. ,(EDI), which was accounted for as a purchase by EDI of Bowmar, the financials for the 1998 fiscal year ended include only the results of EDI.

Note 2 — In 1999 and 1998, diluted net income per share is considered to be the same as basic net income per share since the effect of the potentially dilutive convertible preferred stock is antidilutive. This table should be read in conjunction with the Consolidated Financial Statements provided elsewhere herein.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations Fiscal 2002 vs. Fiscal 2001

(In thousands of dollars)
	Fiscal Year

	2002	2001

Net sales:
Microelectronic segment	$50,331	$73,569
Display segment	40,127	23,192

Total net sales	$90,458	$96,761
Cost of sales:
Microelectronic segment	30,516	54,661
Display segment	31,042	15,699

Total cost of sales	61,558	70,360
Gross margin:
Microelectronic segment	19,815	18,908
Display segment	9,085	7,493

Total gross margin	$28,900	$26,401
Gross margin as a percentage of sales	32%	27%

Revenues

Net sales decreased 6.5% to $90.5 million for the year ended September 28, 2002 compared to $96.8 million for the year ended September 29, 2001. Sales in the microelectronic segment declined by 31.6% and were partially offset by a 73.0% increase in display segment revenue.

Commercial sales in the microelectronic segment decreased 65.2% to $15.0 million in fiscal year 2002 from $43.2 million in fiscal year 2001. The decrease was directly related to the decline in the telecommunication and datacommunication markets, which began in the third quarter of fiscal year 2001. Cisco Systems and Lucent Technologies, telecommunication and datacommunication customers that accounted for 20.7% of microelectronic segment sales during fiscal year 2001, accounted for less than 1% of sales for the microelectronic segment in fiscal year 2002. The sales to Cisco and Lucent in fiscal 2001 occurred during the first two quarters of that year and were based on orders booked in fiscal 2000. These two customers alone accounted for half of the $28.0 million decrease in commercial microelectronic sales over the comparable periods, while the remaining decrease was attributable to lower purchases by other telecommunication and datacommunication customers. It is unknown when the telecommunication and datacommunication markets will recover, or if they will increase to, or exceed, historical levels.

The $28.0 million decline in commercial sales was offset by an approximate $5.0 million increase in high-reliability sales in the microelectronic segment. High-reliability revenues increased 16.2% and were $35.3 million for the year ended September 28, 2002 compared to $30.4 million for the year ended September 29, 2001. Sales of the newly developed tamper resistant coating technology totaled approximately $2.2 million in fiscal year 2002, while fiscal year 2001 did not have any sales, as the product was still under development. The increase in high-reliability sales included higher volume sales of high-density, multi-chip packages used in domestic and international defense and avionic applications. The upward trend of high-reliability sales is expected to continue because of the current economic and political environment relating to defense spending.

Display segment revenue increased 73.0% to $40.1 million for the year ended September 28, 2002 compared to $23.2 million for the year ended September 29, 2001. Ruggedized display sales decreased 20.5% to $7.4 million for the year ended September 28, 2002 from $9.3 million for the year ended September 29, 2001. Sales of interface and mechanical components remained flat from the comparable period at approximately $6.1 million. Sales of commercial display products increased $18.9 million, or 246%, to $26.6 million for the year ended September 28, 2002 from $7.7 million for the year ended September 29, 2001. The majority of the increase of commercial display sales was attributable to an increase of $17.5 million in sales to General Electric Medical Division and Garmin International. The sales volume from the previous year to General Electric and Garmin increased because of the introduction of new medical and global positioning system products that began production in fiscal 2002.

Excluding the sales to General Electric and Garmin, sales to other commercial display product customers increased $1.4 million in fiscal 2002 as compared to the prior year. The increase is due to the fact that fiscal 2002 includes twelve months of Panelview revenue while fiscal 2001 only includes eight months of Panelview revenue, since the acquisition of Panelview occurred February of 2001. The additional four-month period of October 2001 through January 2002 in fiscal year 2002 accounted for $1.8 million in revenue. Therefore, sales of commercial products to other customers actually decreased approximately $400,000 during the comparable period of February through September 2002 versus the same period in 2001.

Sales of commercial display products will continue to be dependent on the activities of General Electric and Garmin and the strength of their markets over the coming year. Sales of commercial display products to other customers are dependent on general economic conditions and the Company’s ability to penetrate other markets with enhanced viewing displays.

Gross Margin

Total company gross margin increased 9.5% to $28.9 million for the year ended September 28, 2002 from $26.4 million for the year ended September 29, 2001. Total company gross margin as a percentage of sales increased to 31.9% for the year ended September 28, 2002 from 27.3% for the year ended September 29, 2001.

Gross margin dollars for the microelectronic segment increased to $19.8 million for the year ended September 28, 2002 compared to $18.9 million for the year ended September 29, 2001. Gross margin as a percentage of microelectronic segment sales was 39.4% and 25.7% for the years ended September 28, 2002, and September 29, 2001, respectively. During fiscal 2002, sales of high-reliability products totaled approximately $35.3 million as compared to $30.4 million in fiscal 2001. Sales of commercial products were $15.0 million in fiscal 2002, as compared to $43.2 million in fiscal 2001. Because sales of high-reliability products made up the majority of microelectronic segment sales and their margins exceeded 40%, the overall segment margin improved by 13%, while the overall segment margin dollars only increased by $900,000, primarily as a result of the change in product mix. At the same time, sales of commercial microelectronic products, which have margins averaging around 20%, declined by $28 million from the previous year and made up a smaller percentage of sales in fiscal 2002. The decrease in margin dollars from the commercial products was offset by the increase in margin dollars from the high-reliability products.

During the second quarter of fiscal year 2001, based on numerous order cancellations and a severe decrease in demand for the Company’s products used in the telecommunications industry, the Company reviewed the major inventory items in raw materials that did not have a forecasted demand for usage. Approximately $6.2 million of inventory was identified that fell within this category. Of that $6.2 million of inventory, the Company identified items that were not expected to be used within the next twelve months and would probably become obsolete over that period. The Company reserved $3.0 million against this inventory based on its estimates of the parts most likely to go unused. In addition to the $3.0 million reserve, approximately $1.3 million of additional inventory was scrapped during that quarter because of poor yields or obsolescence. Therefore, the gross margin as a percentage of sales in fiscal year 2001 decreased 6% due to the approximate $4.3 million of inventory related charges taken in the microelectronic segment during the second quarter of fiscal year 2001.

During fiscal year 2002, approximately $420,000 of the inventory identified in fiscal year 2001 was scrapped and charged against the reserve. The amount of inventory in this excess category gradually decreased to approximately $2.5 million from $6.2 million, as of September 28, 2002. As this excess inventory was used, it was charged through cost of goods sold when it shipped. During this time, the Company completed quarterly inventory reviews and determined that a raw material reserve of approximately $2.1 million was still needed to account for possible inventory obsolescence of these remaining parts because of their age and lack of usage. Also during this period, an additional $350,000 of finished goods items were identified as slow moving and were placed on reserve. These additional items require the Company to maintain a $2.4 million reserve for raw materials and finished goods. In fiscal year 2002, these activities did not have a material impact on gross margins and operating results.

Gross margin as a percentage of commercial microelectronic sales for fiscal year 2001 totaled 14% after the previously mentioned inventory write-down. Gross margin as a percentage of commercial microelectronic sales for fiscal year 2002 was 20%, or 6% higher than the previous year. However, due to the decline in sales in fiscal year 2002 from fiscal year 2001, actual gross margin dollars on commercial microelectronic sales decreased $2.9 million. Gross margin for high-reliability sales for fiscal year 2002 increased to $16.8 million for the year ended September 28, 2002 compared to $13.0 million for the year ended September 29, 2001. The increase was due to lower component costs than in the previous year. Therefore, even though microelectronic segment revenue decreased from fiscal year 2001 to fiscal year 2002, gross margin dollars increased due to the higher sales and higher margin on high-reliability microelectronic sales compared to commercial microelectronic sales.

Gross margin as a percentage of display segment sales decreased to 22.6% for the year ended September 28, 2002 from 32.3% for the year ended September 29, 2001. The 9% decrease of gross margin as a percentage of display segment sales was due to significantly higher commercial product sales over the comparable period which have a much lower gross margin than ruggedized display sales. Gross margin as a percentage of commercial product sales was 18% for fiscal year 2002 compared to 21% for fiscal year 2001, due to high volume sales during fiscal year 2002 which had a slightly lower margin. Gross margin on ruggedized display sales also decreased in fiscal year 2002 from fiscal year 2001 mainly because of lower sales in 2002, but still averaged approximately 36% for the year. As a result, although display revenue increased 73% for the year ended September 28, 2002 compared to the year ended September 29, 2001, gross margin dollars only increased 21%, or $1.6 million.

Operating Expenses
(In thousands of dollars)
	Fiscal Year

	2002	2001

Selling, general and administrative	$13,939	$15,222
Product development	4,264	5,302
Interest expense	147	491
Interest (income)	(165)	(11)
Amortization of intangible assets	1,587	1,144

Total expenses	$19,772	$22,148

Selling, General and Administrative Expenses

Total selling expenses for the year ended September 28, 2002 totaled $7.5 million, which was $1.4 million lower than the year ended September 29, 2001. The overall reduction was attributable to decreased selling expenses in the microelectronic segment due to lower commission expense on lower sales. The $2.4 million decrease in microelectronic segment selling expenses was offset by an increase of $1.0 million in display segment selling expenses, which was attributable to higher commission expense and an increase of sales personnel. Total Company commission expense totaled $2.9 million and $4.0 million for the years ended September 28, 2002 and September 29, 2001, respectively. Selling expense in fiscal year 2002 was 8.3% of sales, compared to 9.2% in the prior year. Total selling expenses are expected to remain consistent with changes in sales through the next fiscal year.

Total general and administrative expenses, including corporate expenses, totaled $6.4 million for the year ended September 28, 2002, which was consistent with general and administrative expenses for the year ended September 29, 2001. General and administrative expenses for the microelectronic segment totaled $1.6 million in fiscal year 2002, which accounted for a $500,000 decrease from fiscal year 2001 due to a reduction of administrative personnel and a reduction of spending. The decrease in the microelectronic segment was offset by a $438,000 increase in general and administrative expenses in the display segment, which related to an increase of spending in that segment. Corporate expenses for the comparable years were relatively the same. Total general and administrative expenses were 7.0% of sales for fiscal 2002, compared to 6.5% of sales in the prior year. Total general and administrative expenses may increase slightly because of increases in wages, corporate services, and other expenses related to corporate administration.

Product Development Expenses

Product development expenses for the year ended September 28, 2002 decreased 19.6%, or $1 million, as compared to the year ended September 29, 2001. A portion of the decrease was due to fewer commercial products under development in the microelectronic segment, accounting for a 36% decrease in commercial product development expenses, or $843,000, in fiscal year 2002 when compared to fiscal year 2001.

During fiscal year 2001, the Company began its product development on tamper resistant coating for certain high-reliability microelectronic devices. The tamper resistant coating development was complete by the end of fiscal year 2001, and the process went into production at the start of fiscal year 2002. Therefore, fiscal year 2001 included $312,000 of product development expenses for tamper resistant coating, while all tamper resistant coating expenses for fiscal year 2002 were a part of the cost of sales for the microelectronic segment.

Ongoing product development projects for the microelectronic division include new packaging designs for memory products to include SDRAM, SSRAM, microprocessor modules, and ball grid array products; continual development of tamper resistant coating technology; and qualification of new semiconductor products. Total microelectronic product development was $3.0 million for the year ended September 28, 2002.

The display segment increased product development expenses slightly, as new engineers were hired during the last part of fiscal year 2002 to expand display coating and enhancement technologies. Total display product development was $1.3 million for the year ended September 28, 2002.

For the Company as a whole, product development expenses were 4.7% and 5.5% of sales for the years ended September 28, 2002 and September 29, 2001, respectively. The Company expects product development expenses to remain at approximately the same percentage of sales in the future.

Interest Expense/Income

Interest expense for the year ended September 28, 2002 totaled $147,000, a $344,000 decrease from the year ended September 29, 2001. Interest expense during fiscal year 2001 was incurred on the Company’s line of credit and a Bank One term loan. The line of credit was paid of during the third quarter of 2001 and was not used during fiscal year 2002. The Bank One term loan was paid off during the second quarter of fiscal year 2002. Two additional bank notes totaling $3.1 million were secured for the purchase of capital equipment during the second quarter of fiscal year 2002. Both notes were paid off during September 2002 since there was available cash, and the Company could reduce its interest expense.

Once the Company paid off its line of credit, the Company began maintaining its excess cash in an interest-bearing money market account, which was opened during the fourth quarter of fiscal year 2001. Interest income on this account totaled $165,000 for the year ended September 28, 2002.

Amortization of Intangible Assets

Amortization expense for the year ended September 28, 2002 increased $443,000 when compared to the year ended September 29, 2001. Both years had amortization expense of $290,000 relating to the Electronic Designs and Bowmar merger of 1998. Fiscal year 2001 included eight months of amortization expense for the Panelview acquisition, while fiscal year 2002 includes twelve months of amortization expense. Thus, the $443,000 difference of amortization relates to the four additional months of Panelview amortization in fiscal year 2002.

Beginning in fiscal year 2003, the Company will adopt SFAS 142 (see Note 3 of Notes to the Consolidated Financial Statements, Newly Issued Accounting Standards). The effect of this accounting standard will be to stop amortization of goodwill. We expect the adoption of this standard for fiscal year 2003 will reduce amortization expense by $1.3 million for the year as compared to fiscal 2002.

The intangible asset relating to the Electronic Designs and Bowmar merger has two components. The first component is an assembled workforce asset. The remaining assembled workforce asset amount of $17,083 will be subsumed into goodwill at the beginning of fiscal year 2003 upon adoption of FAS 142. The second component is a technology asset amortized at $7,117 per month and will be fully amortized as of October 2003. Therefore, amortization expense for fiscal year 2003 will total approximately $85,400. This intangible asset is not impaired and will continue to amortize through fiscal 2003 since it is not classified as goodwill.

Income Taxes

During the fourth quarter of fiscal year 2002, the Company reduced its valuation allowance of approximately $1.7 million operating loss carry forwards, as the Company believes it is more likely than not that it will realize a benefit for the deferred tax. The Company also reversed approximately $1.1 million of tax reserves that had been recorded in previous years. An additional $0.3 million of tax benefit was also recorded in the fourth quarter of fiscal year 2002 to recognize the extra-territorial exclusion credit for foreign sales this fiscal year. In total, a tax benefit of approximately $3.1 million attributable to the items mentioned above was recorded during the quarter ended September 28, 2002, reducing the annual tax liability to $388,000 and reducing the applied 38% tax rate to an effective rate of 4% for the year. The Company also recorded a $576,000 tax benefit from the exercise of stock options during the fiscal year.

Results of Operations Fiscal 2001 vs. Fiscal 2000

Results of Operations
(In thousands of dollars)
	Fiscal Year

	2001	2000

Net sales:
Microelectronic segment	$73,569	$74,289
Display segment	23,192	13,306

Total net sales	$96,761	$87,595
Cost of sales:
Microelectronic segment	54,661	48,594
Display segment	15,699	7,830

Total cost of sales	70,360	56,424
Gross margin:
Microelectronic segment	18,908	25,695
Display segment	7,493	5,476

Total gross margin	$26,401	$31,171
Gross margin as a percentage of sales	27%	36%

Revenues

Net sales increased 10.5% to $96.8 million for the year ended September 29, 2001 compared to $87.6 million for the year ended September 30, 2000. This increase was primarily due to a 74.3% increase in sales of the display segment to $23.2 million in fiscal year 2001 from $13.3 million in fiscal year 2000. The majority of the increase was due to the inclusion of Panelview’s $7.7 million of sales in fiscal 2001. The remaining $2.2 million increase included a $2.5 million increase in ruggedized display sales, offset by a slight decrease in electromechanical sales. Sales of ruggedized displays increased because of increased activity in the military aerospace industry, as well as new sales to industrial customers needing ruggedization for outdoor use, such as oilfield services. Panelview sales of display viewing enhancement systems accounted for $5.9 million of the revenue generated by that subsidiary. The outdoor recreation and medical instrumentation industries accounted for approximately $3.0 million of Panelview’s sales for fiscal year 2001.

Net sales for the microelectronic segment decreased slightly to $73.6 million for the year ended September 29, 2001 from $74.3 million in the year ended September 30, 2000. High-reliability microelectronic sales increased 13% to $30.4 million from $27.0 million, while commercial microelectronic sales declined 8.7% to $43.2 million, compared to $47.3 million in the prior year. A general increase in spending for the electronic components used in defense systems caused the increase in sales of high-reliability products, as order rates increased through the year. Sales of commercial components were hurt by the slowdown in the telecommunications and network equipment industry during 2001. Many of the Company’s customers experienced excess inventories when demand for their products slowed in early 2001. This excess inventory caused many of those customers to dramatically reduce their orders for the Company’s products, causing sales for the second half of fiscal 2001 to be approximately 55% lower than the first half.

Gross Margin

Gross margin as a percentage of net sales was 27.3% for the year ended September 29, 2001, compared to 35.6% for the year ended September 30, 2000. The microelectronic segment saw a decline of margins to 25.7% from 34.6% of sales. In March 2001, based on numerous order cancellations and a severe decrease in demand for the Company’s products used in the telecommunications industry, the Company reviewed the major inventory items in raw materials that did not have a forecasted demand for usage. Approximately $6.2 million of inventory was identified that fell into this category. Of that $6.2 million of inventory, the Company identified items that were not expected to be used within the next twelve months and would probably become obsolete over that period. The Company reserved $3.0 million against this inventory based on its estimates of the parts most likely to go unused. During fiscal year 2001, approximately $750,000 of the identified inventory was scrapped and charged against the reserve. In addition to the $3.0 million reserve, approximately $1.3 million of additional inventory was scrapped during that quarter because of poor yields or obsolescence. Therefore, the decrease of gross margin as a percentage of sales in fiscal year 2001 compared to fiscal year 2000 was primarily caused by approximately $4.3 million of inventory related charges taken in the microelectronic segment during the second quarter of fiscal year 2001.

Fiscal 2001 was also a period of rapidly falling prices for some electronic memory components. This downward pricing pressure made it difficult to maintain margins for commercial microelectronic components. Gross margin as a percentage of sales for commercial products, including the effect of the inventory charges, decreased approximately 18% in fiscal 2001 compared to fiscal year 2000. Gross margin as a percentage of sales for high-reliability products over this same period increased approximately 3% from fiscal year 2000.

Gross margin for the display segment saw a decline to 32.3% from 41.2% in the previous year. Even though actual dollar gross margin on display sales increased by $2.0 million from the previous year, the percentage declined mainly because of the inclusion of Panelview display products that traditionally have margins approximating 20%, while ruggedized display products have margins of approximately 40%. Actual margins for ruggedized display products were 42% in fiscal 2001, compared to 46% in the prior year. The slight decrease was mainly because of new programs implemented in the second half of the year that required time to develop production efficiencies.

Operating Expenses
(In thousands of dollars)
	Fiscal Year

	2001	2000

Selling, general and administrative	$15,222	$14,102
Product development	5,302	5,014
Interest expense	491	615
Interest (income)	(11)	—
Amortization of intangible assets	1,144	753

Total expenses	$22,148	$20,484

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

General and administrative expenses, including corporate expenses, increased $826,000 overall for the year ended September 29, 2001, of which $474,000 was due to the inclusion of expenses from the Panelview division. The remaining increase of general and administrative expense was due to an increase of corporate headcount and an increase in general corporate expenses such as legal, information services, accounting, and insurance expenses. Some administrative expenses, such as insurance, were generally higher due to the acquisition of Panelview during the year. Information services expenses were higher because of the installation of a new enterprise computer system at our commercial division. Total general and administrative expenses were 6.5% of sales in Fiscal 2001, compared to 6.2% in the prior year.

Research and Product Development Expenses

Research and development expenses for the year ended September 29, 2001 increased $288,000 from the previous year. These expenses totaled 5.4% of net sales for the current period, which was slightly lower than the 5.7% from the prior year. The main source of the increase came from the microelectronic segment, which increased spending $375,000 from the previous year. During this period, the microelectronic segment spent $312,000 to begin development of tamper resistant memory modules. Other major ongoing product development efforts in the microelectronic segment include SDRAM, SSRAM, microprocessor modules, ball grid array products, development of new packaging designs for memory products, and qualification of new semiconductor products. The display segment product development expenses were $87,000 less than last year due to a reduction in interface equipment development.

Interest Expense

Interest expense decreased $135,000 for the year ended September 29, 2001, when compared to the previous year. Borrowings against the line of credit declined during the third and fourth quarters due to increased cash flow because of collection of accounts receivable, a reduction of inventory purchases, a reduction of payroll due to a decreased headcount, and a reduction in overall company-wide spending. Interest rates in fiscal year 2001 decreased significantly since fiscal year 2000 with averages for the twelve-month period dropping to 7.98% from 8.9% and quarterly averages declining to 6.67% from 9.20%.

Amortization of Intangible Assets

Amortization expense increased $391,000 for the year ended September 29, 2001, when compared to the previous year. The amortization expense for Fiscal year 2000 included $39,000 per month of goodwill expense associated with the Electronic Designs and Crystallume merger. That intangible asset was fully amortized as of September 2000. Both comparable fiscal years had amortization expense of $290,000 relating to the Electronic Designs and Bowmar merger. Fiscal year 2001 included eight months monthly amortization expense of $106,745 for the Panelview acquisition that occurred January 29, 2001.

Seasonality and Inflation

The Company’s business is not seasonal in nature. Management believes that the Company’s operations have not been materially affected by inflation.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s consolidated financial statements include the following items:

•	Inventory represents a significant portion of the Company’s assets. Historically, the Company has experienced fluctuations in the demand for its products based on cyclical fluctuations in the microelectronic and display industries. These fluctuations in demand may cause our inventory on hand to lose value or become obsolete. Therefore, in order to present the appropriate inventory value on our financial statements, the Company identifies slow moving or obsolete inventories and estimates appropriate loss provisions. These provisions are based on management’s comparison of the value of inventory on hand against expected future sales. If future actual sales are less favorable than those projected by management, additional inventory write-downs may be required.

•	The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management makes these estimates based on an analysis of accounts receivable using available information on our customers’ financial status and payment histories. Historically, bad debt losses have not been significant or have not differed materially from the Company’s estimates.

•	The Company estimates potential warranty obligations for its products based on annual product sales and historical customer product return data. Based on this data, the Company records estimated warranty reserves and expense needed to account for the estimated cost of product returns.

•	The Company maintains a pension plan for certain employees. To account for the expenses relating to this plan, the Company makes estimates concerning the expected rate of return on plan assets, and discount rates to be used to calculate future benefit obligations. Changes in the expected rate of return on plan assets affect the amount of income expected to be earned in the future. The Company bases its estimates on the expected rate of return using historical data on the rate of return from equities and fixed income investments, as well as financial industry projections for future returns on equities and fixed income investments. If the actual future rate of return on plan assets does not equal the estimated rate, the Company may have to fund future benefit obligations by contributing money from Company general assets into the plan. Changes in the discount rate affect the value of the future benefit obligations of the plan. A lower discount rate increases the liability of the plan because it raises the value of future benefit obligations. This will also cause an increase in pension expense recognized. The Company uses published bond yields to estimate the discount rate to use for calculating the value of future benefit obligations.

•	In fiscal 2003, the Company will adopt SFAS 142, Goodwill and Other Intangible Assets. The adoption of this standard will require impairment testing of the goodwill recorded for the Panelview acquisition on an annual basis, or more often, if necessary. The Company will make estimates during the evaluation of the goodwill concerning the value of assets and liabilities and expected future cash flows to determine the validity of the goodwill amount on the balance sheet as compared to the business valuation placed on the Panelview subsidiary. If these estimates do not assign a valuation to the Panelview subsidiary that is higher than the balance sheet amount, a goodwill impairment charge will need to be taken through the income statement.

•	The Company follows accounting standard SFAS 109, Accounting for Income Taxes. This standard requires the Company to recognize a deferred tax asset for the reduction of income taxes that will be applied using previous years’ operating loss carry forwards. The ability to recognize this asset is based on the expectations that the Company will be profitable in future periods. If these estimated future profits do not occur, the Company may not be able to use its operating loss carry forwards and the asset will become impaired. If the deferred tax asset becomes impaired, a charge will need to be taken through the income statement.

•	The majority of the Company’s sales are recognized when the product ships to the customer. Some product shipments are to a distributor and may be returned based on conditions set forth in their distributor agreement. Therefore, actual sales on those shipments are not recognized until the distributor ships the product to its customer and notifies the Company of the shipment at the end of the month. This deferred revenue is included in accrued expenses on the balance sheet.

Liquidity and Capital Resources

Cash on hand as of September 28, 2002 totaled $12.1 million. During fiscal year 2002, cash provided by operations was approximately $12.5 million. The sum of net income, excluding the $3.1 million non-cash tax benefit item described below, depreciation, and amortization totaled approximately $9.5 million for the year. Capital expenditures for the year were approximately $4.8 million. Excluding the change in the Panelview purchase liability, accrued expenses increased approximately $2.3 million from the prior year. The $888,000 change in the Panelview purchase liability was a non-cash transaction.

Accounts receivable increased $0.9 million from the fiscal year ended September 29, 2001. This increase is consistent with higher quarterly sales in the fourth quarter of fiscal year 2002 when compared to the fourth quarter of last year. Sales were $23.7 million in the fourth quarter of fiscal year 2002 versus $21.4 million in the fourth quarter of fiscal year 2001. The accounts receivable balance of $15.0 million at September 28, 2002 represents 63% of the current quarterly sales rate and is lower than the 66% ratio at September 29, 2001. The lower ratio is due to a higher collection rate in both the microelectronic segment and display segment.

Inventory levels decreased approximately $0.6 million during fiscal year 2002. This decrease is the result of lower purchases of inventory by the Company’s microelectronic segment, which offsets the additional inventory on hand for the display segment to support their increased revenues. The current inventory balances for both segments take into account projected first quarter fiscal year 2003 production requirements. Inventory amounts, when compared to the current quarterly sales rate, decreased to 68% of fourth quarter sales in fiscal year 2002 from 78% of fourth quarter sales in fiscal year 2001. The Company is currently managing its inventory levels to match projected production requirements. The Company will continue to review inventory levels against projected demand for obsolescence and the lower of cost or market factors and will make appropriate adjustments when needed.

Accounts payable as of September 28, 2002 were $0.2 million more than at the end of fiscal year 2001. Accrued expenses increased $2.3 million since the prior year-end. The change in accrued expenses includes a $971,000 increase in income taxes because of higher income in fiscal 2002, a $500,000 increase in payroll accruals relating to higher incentive compensation than the previous year, and a $642,000 increase in estimated warranty expenses mainly because of higher sales for the display business segment.

The Company maintains a pension plan for its union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. Mainly because of the severe decline in the equity markets during fiscal 2002, a higher than expected benefit payout rate based on a new contract with the union and a lower discount rate, the pension benefit obligation is currently under-funded by approximately $733,000. See Note 10 of Notes to Consolidated Financial Statements for additional financial details. The Company expects to fund its pension obligation through expected investment income on plan assets and cash contributions to the plan over the next several years. The actual amount of cash contributions will be dependent on the actual investment income during that period. The Company believes that funding the plan over the next several years will not have a material effect on the Company’s liquidity. Also, the Company recognized a minimum pension liability of $255,000, net of tax, and a long-term pension liability of $671,000 on its balance sheet for fiscal 2002 relating to the decrease in value of plan assets during the year. In fiscal 2003, the Company expects actual pension expense to increase from $132,000 in fiscal 2002 to approximately $180,000 in fiscal 2003.

Capital expenditures for the fiscal year ended September 28, 2002, totaled approximately $4.8 million. Approximately $2.0 million was spent on production equipment for the microelectronic manufacturing facilities, including $1.1 million spent on a specific piece of testing equipment for the high-reliability components. An additional $2.2 million was spent on production equipment for the display manufacturing facilities, including approximately $2.0 million spent on a specific piece of coating equipment for the display division. Approximately $0.2 million was spent on leasehold improvements for Panelview’s new building in Oregon. The remaining $0.4 million of capital expenditures related to computer equipment and various other office equipment purchased throughout the Company. Capital expenditures for fiscal 2003 are expected to be approximately the same as fiscal 2002. The Company believes future capital expenditures will be funded by cash from operations, line of credit borrowings, or operating lease financing.

Financing activities used $604,000 of cash during fiscal year 2002. The Company secured two bank notes through Bank One N.A. totaling approximately $3.1 million for the purchase of capital equipment during the second quarter of fiscal year 2002. Due to the availability of cash on hand, both notes were paid off during September 2002. The Company also paid down the original Bank One note that had a balance of $1.5 million as of the beginning of this fiscal year. Therefore, the Company borrowed $3.1 million and repaid $4.6 million, bringing total Company debt down to zero as of September 28, 2002. Approximately $914,000 of cash was generated during fiscal year 2002 through the issuance of common stock. Of that $914,000, $724,000 of common stock was issued for the exercise of stock options, and $190,000 of common stock was issued through the employee stock purchase plan.

The Company had the use of a $12 million revolving credit agreement with Bank One for short-term financing needs, but amended that agreement as of March 28, 2002, to reduce the borrowing ability to a maximum of $8.0 million based on lower borrowing expectations and to reduce unused credit line fees. The Bank One amended revolving line of credit bears a variable interest rate, which was 4.75% as of September 28, 2002, and extends until March 29, 2004. As of the end of the fourth quarter, the Company was in compliance with all debt covenant requirements in the credit agreement. The revolving credit line has been fully paid since July 2001, and the Company is generating a level of internal cash flow sufficient to sustain the current level of day-to-day operations. The Company believes that cash generated by operations, in addition to its borrowing capability, should be sufficient to fund its cash needs for the next twelve months as well as over the long-term. If we are able to identify appropriate opportunities, the Company may need to incur debt and/or issue additional equity securities in connection with one or more acquisitions.

Contractual Cash Obligations
(In thousands of dollars)

Payments due by Period as of September 28, 2002

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	7,078	1,608	2,421	2,332	717
Other long-term obligations	—	—	—	—	—

Total Contractual Cash Obligations	$7,078	$1,608	$2,421	$2,332	$717

Recently Enacted Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, collectively referred to as the “Standards.” SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested at least annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

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

The Company adopted the provisions of SFAS 142 for fiscal year 2003, which began September 29, 2002. At that time, the Company stopped the monthly amortization of $108,600 for Panelview purchased goodwill and will assess the need for any changes in the remaining goodwill asset based on further valuation. The Company also stopped amortization on the assembled work force asset relating to the EDI and Bowmar merger, as this component was subsumed into goodwill upon adoption of SFAS 142. Because of the continuing goodwill amortization through the end of fiscal 2002 and the increasing sales and profits at the Panelview subsidiary, the Company, at this time, believes that an impairment charge will not be needed in the first quarter of fiscal 2003. The actual result will not be known until the completion of the impairment tests.

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

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 146 (SFAS No. 146), Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, and removes the previous requirement to record a liability for the costs associated with exit activities when a company commits to an exit plan. SFAS 146 now requires a company to record a liability for costs associated with an exit activity, at fair value, only when a liability is incurred. The Company believes that adoption of this standard will have no material effect on the Company’s financial reporting and disclosure.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the fiscal year ended September 28, 2002, the Company had no outstanding balance against its revolving line of credit with Bank One, nor did it borrow against the line of credit during the fiscal year. Should the Company have borrowed against the line, the interest charged against these borrowings would have been a combination of the Bank One “prime rate,” which is similar to the prime rate charged by major banking institutions in the United States, and the London Interbank Offering Rate (LIBOR) plus 2.25%. During fiscal 2002 the “prime rate” averaged 4.84%, and was 4.75% as of September 28, 2002.

The Company is subject to changes in prime rate based on Federal Reserve actions and general market interest fluctuations. The Company is also subject to fluctuations in the LIBOR rate. As of the end of September, 2002, the LIBOR rate was approximately 1.81%. Due to the average borrowing rate of zero dollars over the past fiscal year, a change in interest rate would not affect the Company’s results of operations or financial position. Should the Company begin borrowing against the credit line, a hypothetical increased rate change of 1% would increase interest expense by approximately $10,000 per average million dollars borrowed on an annual basis from current expense levels. The Company believes that moderate interest rate increases will not have a material adverse impact on its results of operations or financial position in the foreseeable future.

The Company believes it is not subject in a material way to other forms of market risk, such as foreign currency exchange risk on foreign customer purchase orders (the Company accepts payment in U. S. dollars only), or commodity price risk.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in Part IV, Item 15 of the Annual Report on Form 10-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item for directors is set forth in the Company’s 2003 Proxy Statement (which will be filed with the Securities Exchange Commission no later than 120 days following year end) relating to the Company’s Annual Meeting of Shareholders to be held on February 27, 2003, (the “2003 Proxy Statement”), under the heading “Election of Directors” and the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference as if set forth in full.

ITEM 11 EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company’s 2003 Proxy Statement under the heading “Executive Compensation” and is incorporated herein by this reference as if set forth in full. The information set forth under the headings “Report of the Compensation Committee” and “Stock Price Performance Graph” contained in the 2003 Proxy Statement are not incorporated by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the Company’s 2003 Proxy Statement under the heading “Principal Shareholders” and under the heading “Security Ownership by Management” and is incorporated herein by reference as if set forth in full.

Equity Compensation Plan Information

The following table provides information as of September 28, 2002, with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

	Number of securities to be	Weighted average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available
	outstanding options,	options, warrants, and	for future
Plan category	warrants and rights	rights	issuance

Equity compensation plans approved by security holders (1)	1,775,244	$3.46	1,578,162

Equity compensation plans not approved by security holders (2)	946,434	$4.09	223,812

Total	2,721,678	$3.68	1,801,974

(1)	Equity compensation plans approved by security holders include approved stock option plans and the approved employee stock option plan.

(2)	Equity Compensation Plans not approved by security holders include the following plans:

McGuinness Plan — The Company’s Board of Directors approved an independent grant to Don McGuinness during fiscal 1999 for a non-qualified stock option to purchase up to 102,000 shares of common stock at an exercise price of $1.125 per share, vesting ratably over three years. At September 28, 2002, a total of 102,000 shares from this independent option right were still under option.

Shokrgozar Plan — During fiscal 2000, the Company’s Board of Directors approved an independent grant to Mr. Shokrgozar for a nonqualified stock option to purchase up to 125,000 shares of common stock at an exercise price of $2.750 per share, vesting over four years. At September 28, 2002, 125,000 shares from this independent option right were still under option.

2000 Broad Based Non-qualified Stock Plan — During fiscal 2001, the Company’s Board of Directors approved the 2000 Broad Based Non-qualified Stock Plan, which provides for the issuance of options to purchase shares of Common Stock at an exercise price equal to the fair market value at the date of grant. As of September 28, 2002, 223,812 shares were available for grant and 719,434 granted options were unexercised.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Company’s 2003 Proxy Statement under the heading “Certain Transactions” and under the heading “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by this reference as if set forth in full.

ITEM 14 CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing this Annual Report on 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our President and Chief Executive Officer and our Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of our management’s evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements and Supplementary Data

Consolidated Financial Statements

(a)(2)	Financial Statement Schedules for the Years Ended September 28, 2002, September 29, 2001, and September 30, 2000

Financial statement schedules have been omitted because either they are not required or are not applicable, or because the information has been included in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

2.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)

2.1A	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4 filed on June 11, 1998, Registration No. 333-56565).

2.1B	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

3.1	Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.2 to the June 9, 1998 Registration Statement on Form S-4 filed June 11, 1998).

4.1	Shareholder Rights Agreement, effective December 6, 1996, (incorporated herein by reference to Exhibit 5 on Form 8-K, filed on December 19, 1996).

4.1A	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.1	Agreement to be Bound by Registration Rights Agreements, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4, filed on Jun 11, 1998, Registration No. 333-56565).

**10.2	Agreement to be Bound by Severance Agreements and Employment Agreement, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

**10.14	1994 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of Shareholders).

10.27	Revolving Credit and Term Loan Agreement by and between Bank One, Texas and White Electronic Designs Corporation, an Indiana Corporation, dated January 7, 2000. (Incorporated herein by reference to Exhibit 10.27 to the Company’s 10-Q for the quarter ended January 1, 2000).

10.28	First Amendment to Revolving Credit Agreement by and between Bank One effective as of June 3, 2000; Promissory Note effective June 3, 2000, Notice of Final Agreement effective June 3, 2000 (incorporated herein by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.29	Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P. (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2001).

**10.30	Amendment to Company’s 1994 Flexible Stock Plan, effective May 7, 2001 (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60544).

**10.31	White Electronic Designs Corporation 2001 Director Stock Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60536).

**10.32	White Electronic Designs Corporation 2000 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed May 9, 2001, Registration No. 333-60546).

**10.33	Amendment to Company’s Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60548).

**10.34	White Electronic Designs Corporation 2000 Broad Based Employee Stock Option Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60542).

**10.35	Executive Employment Agreement made as of February 22, 2001 between White Electronic Designs Corporation and Hamid R. Shokrgozar (incorporated herein by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001).

10.36	Industrial Building Lease by and between Transwestern West Union and White Electronic Designs Corporation, an Indiana Corporation, dated October 12, 2001.

10.37	Business Purpose Promissory Note between Banc One Leasing Corporation and White Electronic Designs Corporation, effective April 1, 2002 (incorporated herein by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2002).

10.38	Third Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 28, 2002 (incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2002).

10.39	Business Purpose Promissory Note between Banc One Leasing Corporation and Panelview, Inc., effective March 12, 2002 (incorporated herein by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2002).

10.40	Loan and Security Agreement between Banc One Leasing Corporation and Panelview, Inc., effective March 12, 2002 (incorporated herein by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2002).

**10.41	Non-Qualified Stock Option Agreement between Electronic Designs Corporation and Donald McGuinness, dated December 3, 1998.

**10.42	Non-Qualified Stock Option Agreement between White Electronic Designs Corporation and Hamid Shokrgozar, dated November 10, 1999.

21.1	Subsidiaries of White Electronic Designs Corporation.

*23.1	PricewaterhouseCoopers LLP consent for Form S-3 filed November 15, 2002, and Forms S-8, Filed May 9, 2001.

*99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

(c)	See (a)(3) above.

(d)	Not applicable.

*	Filed herewith.

**	Management compensatory contract, plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

Date: December 20, 2002	/s/ William J. Rodes William J. Rodes Chief Accounting Officer, Secretary, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

/s/Hamid R. Shokrgozar Hamid R. Shokrgozar President, Chief Executive Officer and Chairman of the Board		/s/Donald F. McGuinness Donald F. McGuinness Director
Date:	December 20, 2002	Date:	December 20, 2002

/s/Thomas M. Reahard Thomas M. Reahard Director		/s/Thomas J. Toy Thomas J. Toy Director
Date:	December 20, 2002	Date:	December 20, 2002

/s/Norman T. Hall Norman T. Hall Director		/s/William J. Rodes William J. Rodes Chief Accounting Officer, Secretary, Treasurer
Date:	December 20, 2002	Date:	December 20, 2002

/s/Edward A. White Edward A. White Vice Chairman of the Board and Director
Date:	December 20, 2002

CERTIFICATIONS

I, Hamid R. Shokrgozar, certify that:

1.	I have reviewed this annual report on Form 10-K of White Electronic Designs Corporation:

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/s/Hamid R. Shokrgozar

Hamid R. Shokrgozar Chief Executive Officer

CERTIFICATIONS (Continued)

I, William J. Rodes, certify that:

1.	I have reviewed this annual report on Form 10-K of White Electronic Designs Corporation:

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/s/William J. Rodes

William J. Rodes Chief Accounting Officer

Report of Independent Accountants

To the Shareholders and Board of Directors of
White Electronic Designs Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholder’s equity, and of cash flows present fairly, in all material respects, the financial position of White Electronic Designs Corporation and Subsidiaries at September 28, 2002 and September 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Phoenix, Arizona
November 6, 2002

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share data)

	September 28,	September 29,
	2002	2001

ASSETS
Current Assets
Cash	$12,097	$5,032
Accounts receivable, less allowance for doubtful accounts of $626 and $638	14,916	14,020
Inventories, net	16,109	16,707
Prepaid expenses	575	594
Deferred income taxes	3,995	2,741

Total Current Assets	47,692	39,094
Property, plant and equipment, net	10,481	7,914
Deferred income taxes	3,122	1,934
Goodwill	6,516	7,686
Intangible assets	370	400
Other assets, net	185	200

Total Assets	$68,366	$57,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$—	$628
Accounts payable	6,037	5,798
Accrued salaries and benefits	2,344	1,874
Accrued expenses	3,842	2,910

Total Current Liabilities	12,223	11,210
Accrued long-term pension liability	671	—
Long term debt	—	890
Other long term liabilities	702	1,348

Total Liabilities	$13,596	$13,448

Shareholders’ Equity
Preferred stock, authorized 500,000, no shares issued	—	—
Common stock, $0.10 stated value, authorized 60,000,000 shares issued and outstanding 20,091,542 and 19,594,124	2,009	1,959
Treasury stock, 44,442 and 44,442 shares, at cost	(4)	(4)
Additional paid-in capital	53,313	50,858
Accumulated deficit	(293)	(9,033)
Accumulated other comprehensive loss	(255)	—

Total Shareholders’ Equity	54,770	43,780

Total Liabilities and Shareholders’ Equity	$68,366	$57,228

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands of dollars except and per share data)

	Fiscal Year

	2002	2001	2000

Net sales	$90,458	$96,761	$87,595
Cost of sales	61,558	70,360	56,424

Gross margin	28,900	26,401	31,171

Expenses:
Selling, general and administrative	13,939	15,222	14,102
Product development	4,264	5,302	5,014
Interest expense	147	491	615
Interest (income)	(165)	(11)	—
Amortization of intangible assets	1,587	1,144	753

Total expenses	19,772	22,148	20,484

Income before income taxes	9,128	4,253	10,687
Provision for income taxes	388	981	4,126

Net income	$8,740	$3,272	$6,561

Net income per common share — basic	$0.44	$0.17	$0.37

Net income per common share-diluted	$0.42	$0.16	$0.34

Weighted average number of common shares and equivalents:
Basic	19,815,162	19,230,781	17,544,136
Diluted	20,922,434	20,528,337	19,539,501

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands of dollars, except share data)

					Additional		Accumulated Other	Total
	Common	Common	Preferred	Treasury	Paid-in	Accumulated	Comprehensive	Shareholders'
	Stock Shares	Stock	Stock	Stock	Capital	Deficit	Loss	Equity

Balance, October 2, 1999	15,919,524	$1,591	$120	$(4)	$37,272	$(18,777)	$—	$20,202

Net income						6,561		6,561
Common stock issued for exercise of options	1,025,984	103			2,071			2,174
Tax benefit related to exercise of stock options					2,793			2,793
Payment of preferred dividend						(89)		(89)
Conversion of preferred stock to common stock	1,588,693	159	(120)		(57)			(18)

Balance, September 30, 2000	18,534,201	$1,853	$—	$(4)	$42,079	$(12,305)	$—	$31,623

Net income						3,272		3,272
Common stock issued for exercise of options	245,423	25			294			319
Tax benefit related to exercise of stock options					574			574
Common stock issued in acquisition of Panelview	814,500	81			7,911			7,992

Balance, September 29, 2001	19,594,124	$1,959	$—	$(4)	$50,858	$(9,033)	$—	$43,780

Net income						8,740		8,740
Minimum pension liability, net of tax of $156,000							(255)	(255)

Total comprehensive income								8,485

Common stock issued for exercise of options	343,585	35			689			724
Tax benefit related to exercise of stock options					576			576
Common stock issued through employee stock purchase plan	43,646	4			185			190
Common stock held in escrow for Panelview and common stock issued for Panelview earnout	110,187	11			1,005			1,016

Balance, September 28, 2002	20,091,542	$2,009	$—	$(4)	$53,313	$(293)	$(255)	$54,770

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW
(In thousands of dollars)

		Year Ended
	September 28,	September 29,	September 30,
	2002	2001	2000

OPERATING ACTIVITIES:
Net income	$8,740	$3,272	$6,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,814	2,966	2,486
Deferred income tax (benefit) expense	(2,286)	(694)	119
Tax benefit upon issuance of common stock for options	576	574	2,793
Loss on sale of fixed asset	2	—	—
Net changes in balance sheet accounts:
Accounts receivable	(896)	1,803	(4,284)
Inventories	600	8,749	(9,301)
Prepaid expenses	19	1,248	(1,398)
Other assets	13	34	17
Accounts payable	239	(6,071)	4,135
Accrued expenses	2,289	(151)	(332)
Other long-term liabilities	(646)	94	62

Net cash provided by operating activities	$12,464	$11,824	$858

INVESTING ACTIVITIES:
Acquisition of property, plant & equipment	(4,798)	(1,626)	(2,313)
Cash received in sale of fixed assets	3	24	—
Cash payments for acquisition, net of cash acquired	—	(531)	—

Net cash (used in) investing activities	$(4,795)	$(2,133)	$(2,313)

FINANCING ACTIVITIES:
Borrowings on line of credit	—	75,831	74,965
Repayments on line of credit	—	(82,037)	(73,488)
Borrowings of long-term debt	3,083	—	193
Retirement of long-term debt	(4,601)	(628)	(730)
Issuance of common stock	914	319	2,174
Payment of preferred stock dividend	—	—	(89)
Redemption of preferred stock	—	—	(18)

Net cash provided by (used in) financing activities	$(604)	$(6,516)	$3,007

Net change in cash	7,065	3,175	1,552
Cash at beginning of year	5,032	1,857	305

Cash at end of year	$12,097	$5,032	$1,857

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest	$119	$480	$612
Cash paid for income taxes	$2,277	$1,262	$18

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Preferred Stock	$—	$—	$102

Details of acquisition
Fair value of assets acquired	$—	$2,645	$—
Fair value of liabilities assumed	—	(2,162)	—

Net assets acquired	$—	$483	$—
Acquisition costs	—	142	—

Stock issued in connection with the merger	$1,016	$7,992	$—

The accompanying notes are an integral part of these financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF OPERATIONS

White Electronic Designs Corporation, formerly Bowmar Instrument Corporation and its subsidiaries (collectively “the Company”) design and manufacture high density, microelectronic memory products, advanced matrix liquid crystal displays, interface products, and electromechanical components and packages. The Company’s customers include both domestic and international original equipment manufacturers in the telecommunications, defense and instrumentation industries. The Company operates under two business segments, microelectronics and display, with the majority of sales and operating income generated by the microelectronic business segment.

2.	MERGER AND ACQUISITION

On October 26, 1998, Bowmar Instrument Corporation (“Bowmar”) merged with Electronic Designs, Inc. (“EDI”). In connection with the merger, Bowmar changed its name to White Electronic Designs Corporation. While Bowmar was the legal acquirer, the merger was accounted for as a reverse acquisition purchase whereby EDI was deemed to have acquired Bowmar for financial reporting purposes. The operations of both companies combined as White Electronic Designs Corporation have been included in the financial statements from the date of the merger.

On January 29, 2001 the Company completed the acquisition of Panelview, Inc., a manufacturer of display products located in Oregon. Panelview provides optical enhancements to display products sold to the transportation, medical and instrumentation markets. The operations of this subsidiary are included in the financial statements from the date of the merger.

The Company issued 905,000 shares of common stock on January 31, 2001 in exchange for all of the outstanding shares of Panelview. Based on the average market price of the Company’s common stock in the period just prior to the acquisition date, the transaction had a value of approximately $9.1 million. This amount consists of $9,008,000 based on the market value of 905,000 shares of common stock, and $142,000 of direct acquisition costs. In addition, the former shareholders of Panelview, pursuant to the purchase agreement, had the potential to earn up to an additional $1 million of the Company’s common stock if certain revenue and operating contribution targets were met over the twelve-month period from February 2001 through January 2002. Panelview did not meet the requirements of its earn-out targets during the period primarily because expected new business from a large customer did not begin until later in the year than previously anticipated, and additional business from an existing large customer was also delayed during this period. Approximately 87% of the revenue target was met. Therefore, the Company issued 19,687 shares on March 7, 2002, for a total value of $127,667, to the former shareholders of Panelview, Inc. The operating contribution target was not met therefore no shares were issued for that component of the purchase agreement.

As part of the purchase agreement, 90,500 shares of common stock were held in escrow pending any potential claims that could have arisen against Panelview. There were no claims against Panelview during the period of February 2001 through January 2002. Therefore, the 90,500 shares that were issued on January 31, 2001, and held back pursuant to the escrow agreement were delivered on March 5, 2002.

Panelview operates as a wholly owned subsidiary of the Company and is included in the display segment. The combination was treated as a purchase for financial reporting purposes based on the following data:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price based on Stock & Acquisition Costs	$9,150,268
Liabilities Assumed	2,161,632

Total Purchase Cost	$11,311,900
Assets Received	2,644,611

Acquired Goodwill	$8,667,289
Amortized Goodwill through September 28, 2002	$2,151,244
Goodwill remaining as of September 28, 2002	$6,516,045

The Company will adopt SFAS 142 in fiscal 2003, which will stop the amortization of the remaining goodwill on a monthly basis. Instead, the remaining goodwill amount will be tested at least annually for impairment, and any adjustments to the carrying value of the goodwill, if needed, will be taken at that time.

The following unaudited pro forma information shows the results of operations for fiscal year 2001, assuming the companies had been combined as of October 1, 2000. This pro forma information may not be indicative of the results that actually would have happened if the companies had been combined for the entire periods presented, and is not intended to be a projection of future results.

(In thousands of dollars)
Fiscal Year Ending
September 29, 2001

Revenues	$99,871
Cost of sales	73,075

Gross margin	26,796
Operating expenses	23,491

Income before taxes	3,305
Provision for income taxes	783

Net income	$2,522

Basic shares	19,502,010
Earnings per share — basic	$0.13

3.	SIGNIFICANT ACCOUNTING POLICIES

a.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company. All significant inter-company accounts and transactions are eliminated. Certain amounts in prior fiscal years’ consolidated financial statements have been reclassified to conform to the current year presentation.

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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

account receivables and accounts payable approximate their fair value due to the relatively short maturity of these items.

d.	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and money market funds purchased with an initial maturity of three months or less to be cash equivalents.

e.	Inventories

Inventories are valued at the lower of cost or market with cost determined using the average or standard costs methods, with standard costs approximating actual.

f.	Property, Plant and Equipment

Property, plant and equipment, including property under capital lease agreements, are stated at cost. Depreciation is determined on a straight-line basis over the estimated useful lives ranging from 5 to 20 years for buildings and improvements and 3 to 7 years for machinery and equipment. Leasehold improvements are amortized over the lives of the leases or estimated useful lives of the assets, whichever is less. When assets are sold or otherwise retired, the cost and accumulated depreciation are removed from the books and the resulting gain or loss is included in operating results. The Company periodically evaluates the carrying value of its long-lived assets in accordance with SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, based upon the estimated cash flows to be generated by the related assets.

g.	Goodwill and Intangible Assets

Goodwill and intangible assets represent the goodwill generated from the January 29, 2001 acquisition of Panelview and identified intangible assets from the October 26, 1998 merger with White Electronic Designs Corporation. The goodwill from the Panelview acquisition was amortized monthly from February 2001 through September 2002. As discussed below, the Company will adopt SFAS 142 beginning in October 2002, and will stop amortization based on that standard’s requirements. The intangible assets are being amortized over periods ranging from four to five years, and will continue to amortize through October 2003. The Company periodically evaluates the carrying value of its goodwill and intangible assets in accordance with SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, based upon the estimated cash flows to be generated by the related assets.

h.	Government Contracts

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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

i.	Sales Recognition and Accounts Receivable

The majority of the Company’s sales are recognized when the products are shipped to the customer. Shipping terms are FOB shipping point, and title passes to the customer at shipment. There are no other obligations to the customer after shipment. Some product shipments to distributors may be returned based on conditions set forth in their distributor agreement. Therefore, product sales on these shipments to distributors are not recognized until the distributor sells the products to the end user. The Company also maintains reserves for warranty return expense based on normal return rates. In addition, the Company has reserves for potential credit losses, and distributor price protection adjustments. Based on historical experience, the Company believes it has adequate reserves to account for potential losses or adjustments. Write-offs for uncollectible accounts totaled $209,454 in fiscal 2002, $95,644 in fiscal 2001, and $112,188 in fiscal 2000.

j.	Shipping Costs

Shipping costs include freight/mailing charges associated with delivery of goods from the Company’s facility to the customer’s designated locations. The Company’s policy is to classify shipping costs as part of cost of goods sold in the statement of income.

k.	Income Taxes

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

l.	Newly Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, collectively referred to as the “Standards”. SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria.

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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company intends to adopt the provisions of SFAS 142 for fiscal year 2003, which begins September 29, 2002. At that time, the Company will stop the amortization of Panelview purchased goodwill and will assess the need for any changes in the remaining goodwill asset based on valuations performed at that time. Because of the goodwill amortization through the end of fiscal 2002 and the increasing sales and profits at the Panelview subsidiary, the Company, at this time, believes that an impairment charge will not be needed in the first quarter of fiscal 2003. The actual result will not be known until completion of the impairment tests.

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

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145 (SFAS 145), which rescinded and amended the Board’s position concerning gains and losses on the extinguishments of debt, intangible assets of motor carriers, and certain lease modifications. The Company believes that adoption of this standard will have no material effect on its financial position and results of operations.

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, and removes the previous requirement to record a liability for the costs associated with exit activities when a company commits to an exit plan. SFAS 146 now requires a company to record a liability for costs associated with an exit activity, at fair value, only when a liability is incurred. The Company believes that adoption of this standard will have no material effect on the Company’s financial reporting and disclosure.

m.	Accounting Estimates

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

n.	Research and Development

Expenditures for product development are expensed as incurred.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INVENTORIES

Inventories consist of the following:

	September 29, 2002	September 29, 2001

Raw materials	$9,546,000	$8,396,000
Work-in-process	5,215,000	6,402,000
Finished goods	1,348,000	1,909,000

Total inventories	$16,109,000	$16,707,000

Reserve for excess and obsolete inventories	$4,876,000	$5,084,000

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

5.	INTANGIBLE ASSETS AND GOODWILL

The intangible asset balances and related accumulated amortization as of Fiscal year end 2002 and 2001 are as follows:

	Fiscal 2002	Fiscal 2001

Goodwill:
Gross intangible assets — January 29, 2001 acquisition	$8,667,289	$8,539,622
Accumulated Amortization — January 29, 2001 acquisition	(2,151,244)	(853,960)

Total goodwill	6,516,045	7,685,662
Intangible assets:
Gross intangible assets — October 26, 1998 merger	1,247,000	1,247,000
Accumulated Amortization — October 26, 1998 merger	(1,137,400)	(847,000)
Intangible asset related to future pension funding	260,000	—

Total intangible assets	369,600	400,000

Total goodwill and intangible assets	$6,885,645	$8,085,662

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	September 29, 2002	September 29, 2001

Land	$246,000	$246,000
Buildings and improvements	634,000	611,000
Machinery and equipment	11,527,000	7,784,000
Tooling	1,487,000	1,487,000
Furniture and fixtures	2,259,000	1,807,000
Leasehold improvements	2,121,000	1,979,000

Total, at cost	18,274,000	13,914,000
Less accumulated depreciation and amortization	(7,793,000)	(6,000,000)

Net property, plant, and equipment	$10,481,000	$7,914,000

Depreciation expense was $2,227,000, $1,822,000, and $1,733,000 for fiscal years 2002, 2001, and 2000 , respectively.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     ACCRUED EXPENSES

Other accrued expenses consists of the following major categories:

	Year Ending

	September 28, 2002	September 29, 2001

Sales commission	$648,473	$699,535
Panelview purchase liability	—	888,031
Income taxes	1,392,053	420,824
Warranty reserve	798,299	156,071
Other accruals	1,003,447	745,656

Total other accrued expenses	$3,842,272	$2,910,117

8.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 28, 2002	September 29, 2001

Term loan, Bank One	$—	$1,518,000
Bank One revolving line of credit	—	—

Sub-total	—	1,518,000
Less Current Portion	—	(628,000)

Total long-term debt	$—	$890,000

The availability of cash under the revolving line of credit is based on eligible accounts receivable and inventories. There is a charge of 1/4 of 1% per month on the unused portion of the line of credit, and the line has a maximum borrowing availability of $8.0 million. The line of credit charges interest at the Bank One “prime rate”, which is similar to the prime rate changed by major banking institutions in the United States, and expires March 29, 2004.

The revolving line of credit agreement includes a covenant that precludes the payment of cash dividends on common stock, and other financial covenants including tangible net worth and minimum debt service coverage.

The weighted average interest rate on long-term debt for fiscal 2002, 2001, and 2000 was approximately 4.84%, 7.98%, and 9.05% respectively.

Long-term debt maturity schedule:

Fiscal Year	Bank One Loan

2003	$—
2004	—
2005	—
2006	—
2007	—

5 year total	$—

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	INCOME TAXES

The provision for income taxes consists of the following:

		Fiscal Year
	2002	2001	2000

Current
Federal	$2,408,000	$1,531,000	$3,428,000
State	265,000	144,000	579,000

Total Current	2,673,000	1,675,000	4,007,000

Deferred
Federal	(2,111,000)	(537,000)	89,000
State	(174,000)	(157,000)	30,000

Total Deferred	(2,285,000)	(694,000)	119,000

Income tax provision	$388,000	$981,000	$4,126,000

A reconciliation between the U.S. statutory and effective income tax rates is as follows:

		Fiscal Year
	2002	2001	2000

Provision at statutory rate	$3,104,000	$1,446,000	$3,634,000
State taxes, net of federal benefit	365,000	149,000	402,000
Federal and state credits	(504,000)	(900,000)	—
Extraterritorial income exclusion	(365,000)	—	—
Non-deductible goodwill amortization	493,000	320,000	—
Valuation allowance and reserves	(2,773,000)	—	—
Other	68,000	(34,000)	90,000

Effective tax	$388,000	$981,000	$4,126,000

     The income tax effect of loss carry forwards, tax credit carry forwards and temporary differences between financial and tax reporting give rise to the deferred income assets and liabilities. Such deferred income tax assets and liabilities consisted of the following:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 28, 2002	September 29, 2001

Current:
Allowance for doubtful accounts	$202,000	$212,000
Inventories	3,081,000	2,638,000
Plant, property, and equipment	—	—
Deferred revenue	73,000	26,000
Accrued expenses and other liabilities	157,000	390,000
Net operating loss carry forwards	482,000	482,000
Deferred tax asset valuation allowance	—	(1,007,000)

Subtotal	$3,995,000	$2,741,000

Long term:
Property, plant, and equipment	$(639,000)	$(749,000)
Intangible assets	(43,000)	(157,000)
Net operating loss carry forwards	2,694,000	3,629,000
Tax credits	504,000	—
Other	606,000	(79,000)
Deferred tax asset valuation allowance	—	(710,000)

Subtotal	$3,122,000	$1,934,000

Total	$7,117,000	$4,675,000

During the fourth quarter of fiscal year 2002, the Company reduced its valuation allowance of $1.7 million relating to its net operating loss carry forwards, as the Company believes it is more likely than not that it will realize a benefit for the deferred tax assets. In addition, the Company reversed approximately $1.1 million of income tax reserves that had been recorded in previous years.

As of September 28, 2002, the Company had federal net operating loss carry forwards of approximately $10,324,000, which expire at various dates through 2018. In addition, the Company has state tax net operating loss carry forwards of $1,688,000, which expire at various dates through 2003.

Ownership changes, as defined in Internal Revenue Code Section 382, have limited the amount of net operating loss and tax credit carry forwards that can be utilized by the Company annually to offset future taxable income and liability.

(In thousands of dollars)

	Balance at	Charged to	Charged to		Balance
	Beginning of	Costs and	Other	Deductions/	at End
Description	Period	Expenses	Accounts	Writeoffs	of Period

Deferred Tax Asset Valuation Allowance:
Year ended September 29, 2001	$(1,717)				$(1,717)
Year ended September 28, 2002	$(1,717)	1,717			$—

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	BENEFIT PLAN

The following table summarizes information relating to the Company’s defined benefit pension plan for union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. Benefits are based primarily on a benefits multiplier and years of service. The Company funds the amount equal to the minimum funding required plus additional amounts which may be approved by the Company from time to time. The Company recognized a minimum pension liability of $255,000, net of tax, and a long-term pension liability of $671,000 on its balance sheet for fiscal 2002 relating to the decrease in value of plan assets during the year.

	September 28,	September 29,	September 30,
	2002	2001	2000

Reconciliation of Projected Benefit Obligation
Benefit obligation beginning of year	$2,346,754	$2,233,223
Service Cost	50,031	44,510
Interest cost	172,206	160,878
Benefits paid	(128,951)	(134,823)
Actuarial (gain) loss	318,709	42,966

Benefit obligation-end of year	2,758,749	2,346,754

Reconciliation of Fair Value of Plan Assets
Plan assets at fair market value-beginning of year	$2,256,417	$2,412,928
Actual return on plan assets	(226,339)	(5,354)
Employer contributions	149,245	8,745
Benefits paid	(128,951)	(134,823)
Expenses	(24,592)	(25,079)

Plan assets at fair market value-end of year	$2,025,780	$2,256,417

Funded Status	$(732,969)	$(90,337)
Unrecognized prior service cost	260,023	136,152
Unrecognized actuarial (gain) loss	410,515	(125,713)

Net amount recognized	$(62,431)	$(79,898)

Weighted-Average Assumptions
Discount rate	6.50%	7.25%	7.50%
Expected return on plan assets	7.00%	7.00%	7.00%
Amounts recognized in the statement of financial position
Prepaid benefit cost	—	—	10,729
Accrued benefit liability	(732,969)	(90,337)	—
Intangible assets	260,023	10,439	—
Accumulated other comprehensive income	410,515	—	—

Net amount recognized	$(62,431)	$(79,898)	$10,729

Components of Net Periodic Benefit Cost
Service cost	$76,844	$87,510	$88,063
Interest cost	172,206	160,878	156,661
Expected return on market-related plan assets	(155,686)	(164,198)	(163,604)
Amortization of prior cost	38,414	24,885	24,885
Recognized actuarial (gain) loss	—	(9,703)	(7,298)

Net periodic benefit cost	$131,778	$99,372	$98,707

The Company has an Incentive Savings 401K Plan covering non-union employees of the Company who have completed six month of service. During fiscal 2002, the Company matched employee contributions equal to 50% of the first 6% of the participants wage base. During fiscal years 2002, 2001, and 2000, the Company made contributions to the plan of approximately $247,593, $267,430, and $219,375, respectively.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     STOCK OPTIONS, WARRANTS, AND STOCK PURCHASE PLANS

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

Stock Options Plans

In February 1987, EDI adopted the 1987 Stock Option Plan (the “Plan”). The Plan, as amended, allows for the issuance of up to 2,259,748 shares of the Company’s common stock. Options granted under the Plan must be granted at the fair market value of such shares on the date of grant and must have an expiration date no more that ten years from the date of grant. Generally, options vest over a five-year period and expire five years from the date of grant. Additionally, in October 1995, in connection with the acquisition of EDI-MA, fully vested options to purchase 314,826 shares of the Company’s common stock at $0.22 per share that were valued at $598,000 were issued to employees in exchange for fully vested options of EDI-MA. At the date of the merger with White Electronic Designs Corporation, Bowmar assumed all then outstanding unexercised EDI options and converted the number of shares issuable upon exercise and the exercise price per share using the 1.275 exchange ratio. Both EDI plans were then terminated, and there are no shares available for future grants. At September 28, 2002, there were 279,273 shares from the 1987 Stock Option Plan under option, and 124,402 shares from the EDI-MA acquisition plan under option.

Under the Company’s shareholder approved 1994 Flexible Stock Plan, common stock is available for the grant of options, appreciation rights, restricted stock awards, performance shares and other stock-based awards. The vesting and terms of the options granted under this plan are determined when awarded by the Board of Directors. In February 2001, the Shareholders approved an amendment to the plan that changed the name to “White Electronic Designs Corporation’s 1994 Flexible Stock Plan” and changed the number of shares of common stock available for grant to 2,200,000. At September 28, 2002, there were 1,016,808 shares available for future grants to directors, officers and employees at prices not less than the fair value at the date of grant by the Board of Directors. At September 28,2002, a total of 1,051,923 shares from this plan remained outstanding.

During fiscal 1995, the Board of Directors terminated the Company’s shareholder approved 1986 Stock Option Plan. At September 28, 2002, 1,000 shares from the Company’s 1986 Stock Option Plan remained under option.

The Company’s approved 1992 Non-Qualified Stock Option Plan for Directors provides for the issuance of options to purchase shares of common stock to directors at an exercise price equal to the fair market value on the date of grant. In February 2001, the Shareholders approved an amendment to the plan that changed the name to “White Electronic Designs Corporation’s Director Stock Option Plan” and changed the number of shares of common stock available for grant to 281,000. The Board of Directors terminated this plan in fiscal year 2001. A total of 80,000 options remained unexercised at September 28, 2002.

During fiscal 1999, the Company’s Board of Directors approved an independent grant to Mr. McGuinness for a nonqualified stock option to purchase up to 102,000 shares of common stock at an exercise price of $1.125 per share, vesting ratably over three years. At September 28, 2002, 102,000 shares from this independent option right were still under option.

During fiscal 2000, the Company’s Board of Directors approved an independent grant to Mr. Shokrgozar for a nonqualified stock option to purchase up to 125,000 shares of common stock at an exercise price of $2.750 per share, vesting over four years. At September 28, 2002, 125,000 shares from this independent option right were still under option.

During fiscal 2001, the Company’s Board of Directors approved the 2000 Broad Based Non-qualified Stock Plan, which provides for the issuance of options to purchase shares of common stock at an exercise price equal to the fair market

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value at the date of grant. As of September 28, 2002, 223,812 shares were available for grant and 719,434 granted options were unexercised.

The Company’s Shareholders approved the White Electronic Designs Corporation 2001 Director Stock Plan in February 2001, which authorizes non-employee directors of the corporation to purchase shares of common stock at an exercise price equal to the fair market value on the date of grant and a vesting period of two years. The total number of shares approved for grant was 500,000. As of September 28, 2002, 305,000 shares were available for grant, and 195,000 granted options were unexercised.

A summary of the Company’s stock option activity and related information is as follows:

			Fiscal Year
	2002		2001		2000

		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Beginning balance outstanding	2,993,839	$3.40	2,083,577	$2.13	2,692,234	$1.80
Granted	129,000	6.33	1,301,000	5.15	530,000	3.84
Canceled	(104,845)	4.30	(140,968)	3.44	(117,858)	1.74
Exercised	(339,962)	2.11	(249,770)	1.30	(1,020,799)	2.13

Ending balance outstanding	2,678,032	$3.67	2,993,839	$3.40	2,083,577	$2.13

Options exercisable at year end	1,674,193	$2.92	1,328,315	$1.96	1,190,153	$1.65
Shares available for future grant	1,545,620		1,580,261		378,817

Weighted average grant-date fair value of all options granted:		$5.94		$4.97		$3.12
Options granted where price equals market price		$5.94		$4.97		$3.12
Options granted where price exceeds market price		none		none		none
Options granted where price is less than market price		none		none		none

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes additional information about the Company’s stock options outstanding as of September 28, 2002.

		Weighted	Weighted		Weighted
	Shares	Average	Average		Average
	Under	Exercise	Remaining	Exercisable	Exercise
	Option	Price	Contractual Life	Shares	Price

Range of exercise price:
$0.0000 — $1.6000	525,415	$0.90	5.0	504,818	$0.89
$1.6001 — $3.2000	842,100	$2.56	5.2	724,739	$2.53
$3.2001 — $4.8000	820,234	$3.82	8.6	267,401	$3.83
$4.8001 — $6.4000	119,000	$6.24	9.5	—	$—
$6.4001 — $8.0000	199,200	$7.23	8.1	95,139	$7.22
$8.0001 — $9.6000	—	$—	—	—	$—
$9.6001 — $11.2000	162,083	$10.60	8.0	77,096	$10.60
$11.2001 - $12.8000	—	$—	—	—	$—
$12.8001 - $14.4000	—	$—	—	—	$—
$14.4001 - $16.0000	10,000	$16.00	7.9	5,000	$16.00

	2,678,032	$3.67	6.8	1,674,193	$2.92

On December 3, 1998, the Board of Directors approved the repricing of options to employees (excluding the Chief Executive Officer and the Chief Financial officer) of the Company. The revised exercise price is $1.125 per share (the market closing price on the date of repricing) instead of the original exercise prices that ranged from $1.688 to $3.490 per share. In the above table these options are shown as being canceled and new options granted. This repricing was prior to the effective date of the repricing provisions of FIN 44, which was effective for options repriced after December 15, 1998. Therefore, variable plan accounting was not required. Since the repricing on December 3, 1998, there have been no other repricings.

Stock Purchase Plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and the related interpretations in accountings for its employee stock options. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“Statement No. 123”).

In February 2001, the Company’s Board of Directors adopted the White Electronic Designs Corporation 2000 Employee Stock Purchase Plan. This plan provided for the purchase by employees of up to 300,000 shares of common stock at 85% of the fair market value on the first or last day of the offering period (as defined in the plan), whichever is lower. This plan began July 1, 2001, and will continue for ten years unless terminated sooner. There were 43,646 shares issued under this plan in fiscal year 2002, and no shares issued under this plan in fiscal year 2001 or 2000.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock option plans and employee stock purchase plan under the fair value based method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	EMPLOYEE STOCK OPTION PLANS			EMPLOYEE STOCK PURCHASE PLAN

	2002	2001	2000	2002	2001	2000

Expected options term (years)	6.3	7.7	6.0	0.5	—	—
Risk free interest rate	4.75%	4.08%	5.7%	2.00%	0.00%	0.0%
Volatility	146%	149%	176%	55%	0%	0%
Dividends	0%	0%	0%	0%	0%	0%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The pro forma information required under FAS 123 for 2002, 2001, and 2000 is as follows:

(In thousands except for per share information):

	2002	2001	2000

Net income — as reported	$8,740	$3,272	$6,561
Stock compensation expense — net of tax	(190)	(2,000)	(555)

Net income — pro forma	$8,550	$1,272	$6,006

Basic earnings per share — as reported	$0.44	$0.17	$0.37
Basic earnings per share — pro forma	$0.43	$0.07	$0.34

Diluted earnings per share — as reported	$0.42	$0.16	$0.34
Diluted earnings per share — pro forma	$0.41	$0.06	$0.31

Because additional option grants are expected to be made in future years and options vest over several years, the pro forma impact on fiscal years 2002, 2001, and 2000 is not necessarily representative of the pro forma impact on reported results for future years.

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility.

12.	COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment under non-cancelable lease agreements some of which include renewal options of up to five years. Total rent expense for 2002, 2001, and 2000 was $1,799,000, $1,564,000, and $1,207,000 respectively. Future minimum annual fixed rentals required under non-cancelable operating leases having an original term of more than one year are $1,608,000 in 2003, $1,283,000 in 2004, $1,138,000 in 2005, $1,160,000 in 2006, and $1,172,000 in 2007, and $717,000 thereafter.

13.	CONCENTRATIONS OF CREDIT RISK

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

At certain times throughout the year the Company may maintain certain bank accounts in excess of the FDIC insured limits.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	SHAREHOLDERS RIGHTS PLAN

On December 6, 1996, the Board of Directors adopted a shareholder rights plan to protect shareholders against unsolicited attempts to acquire control of the Company, which do not offer what the Company believes to be an adequate price for all shareholders. To implement the plan, the Board declared a dividend of one common share purchase right (a “Right” or “Rights”) for each outstanding share of the Company’s common stock and entered into a rights agreement with American Stock Trust and Transfer, as Rights Agent (the “Rights Agreement”). If and when the Rights become exercisable, each Right will entitle the registered holder to purchase from the Company one share of common stock of the Company at a purchase price of $20.00 (subject to adjustment pursuant to certain anti-dilution provisions) (the “Purchase Price”). The terms of the rights are set forth in the Rights Agreements.

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

Finally, the Rights are subject to redemption. At any time prior to the tenth calendar day following the date of a public announcement that a person or group has become an Acquiring Person, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right.

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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing income available to common Shareholders by the weighted average number of common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options.

A reconciliation of the numerator and denominator of basic and diluted EPS is as follows:

Fiscal 2002

	Income	Shares	Per share
	(Numerator)	(Denominator)	amount

Net Income	$8,740,000

Basic EPS
Net Income	$8,740,000	19,815,162	$0.44

Earnings available to common stockholders	$8,740,000
Effects of Dilutive Securities
Common stock equivalents		1,107,272

Dilutive EPS
Earnings available to common stockholders	$8,740,000	20,922,434	$0.42

Options excluded from the calculation of diluted net income per share were 194,000, as the exercise price was greater than the average share price for the period.

Fiscal 2001

	Income	Shares	Per share
	(Numerator)	(Denominator)	amount

Net Income	$3,272,000

Basic EPS
Net Income	$3,272,000	19,230,781	$0.17

Earnings available to common stockholders	$3,272,000
Effects of Dilutive Securities
Common stock equivalents		1,297,556

Dilutive EPS
Earnings available to common stockholders	$3,272,000	20,528,337	$0.16

Options excluded from the calculation of diluted net income per share were 387,000, as the exercise price was greater than the average share price for the period.

Fiscal 2000

	Income	Shares	Per share
	(Numerator)	(Denominator)	amount

Net Income	$6,561,000

Less: preferred stock dividends	$(89,000)
Basic EPS
Income available to common stockholders	$6,472,000	17,544,136	$0.37

Earnings available to common stockholders	$6,472,000
Effects of Dilutive Securities
Common stock equivalents		1,995,365

Dilutive EPS
Earnings available to common stockholders	$6,561,000	19,539,501	$0.34

Options excluded from the calculation of diluted net income per share were 35,000, as the exercise price was greater than the average share price for the period.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	OPERATIONS BY BUSINESS SEGMENTS

The Company operates in two business segments. The microelectronic segment packages semiconductor products mainly for memory storage. Its products are sold to original equipment manufacturers in the telecommunications, computer networking, aerospace defense, and military equipment industries. Certain industries require these semiconductor parts to pass specific qualifications due to their application requirements of those components. A commercial grade component generally meets the standard of industries such as the telecommunication and computer networking industries. A higher-grade component, known as a high-reliability component, is needed in industries such as aerospace defense and military equipment industries. High-reliability components are designed to meet more stringent standards and are resistant to adverse conditions, such as extreme temperatures, both high and low. High-reliability components can also be used in commercial and industrial applications where components are exposed to harsh conditions. The microelectronic segment also offers tamper resistant coating technology, which is used to secure microelectronics in various military applications.

The Company’s second business segment is the display segment. The display segment manufactures ruggedized and commercial liquid crystal displays and display viewing enhancements. Ruggedized displays are manufactured to perform in harsh environmental conditions. Commercial display products offer greater viewing performance than off-the-self displays, but are not designed for harsh environmental conditions. The display segment serves a number of markets, to include transportation, GPS systems, military avionics, commercial avionics, medical patient monitors, and various military applications.

The Company’s segments have common customers, mainly in the aerospace defense industry. Different purchasing groups within the customers’ parent company, however, usually purchase the products from each segment. There are no inter-segment sales. Transfers of inventory between segments are made at cost, and are treated as transfers between locations.

The assets identified by segment are those assets used in the Company’s operations and do not include general corporate assets such as cash, goodwill, or deferred tax assets. Capital expenditures report asset purchases and do not include equipment added through the use of operating leases.

The Company sells its products primarily to original equipment manufacturers, or electronic assembly houses in the United States. In fiscal 2002, two customers accounted for more than 10% of the Company’s sales. General Electric Medical Division accounted for 11.5% of total Company sales, and Garmin International accounted for 10.8% of total Company sales. The loss of either of these customers would have a material affect on the Company’s results of operations.

A significant portion of the Company’s business activity in each segment is from contractors who have contracts with the United States Department of Defense.

A significant portion of the Company’s sales were shipped to foreign customers. Export sales as a percent of total sales in fiscal 2002, 2001, and 2000 were 32%, 28%, and 16%, respectively.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales by Major Geographic Segment
(in thousands of dollars)

	Fiscal 2002	Fiscal 2001	Fiscal 2000

Domestic sales
United States	$61,654	$69,553	$73,734

Total domestic sales	$61,654	$69,553	$73,734

Foreign sales Canada	$2,027	$2,030	$1,542
Taiwan	9,230	2,273	119
India	1,471	5,161	580
Korea	1,095	1,327	603
Israel	783	1,002	582
Other Asian countries	926	1,200	746
United Kingdom	3,664	4,395	3,878
Germany	3,580	3,839	2,779
Italy	3,396	1,885	709
France	1,749	2,463	1,291
Other European countries	831	1,376	809
Other countries	52	257	223

Total foreign sales	$28,804	$27,208	$13,861

Total sales	$90,458	$96,761	$87,595

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OPERATIONS BY BUSINESS SEGMENTS
(In thousands of dollars)

		Fiscal Year
	2002	2001	2000

Net sales
Microelectronic	$50,331	$73,569	$74,289
Display	40,127	23,192	13,306

Total net sales	$90,458	$96,761	$87,595

Income before tax
Microelectronics	$8,783	$2,765	$9,199
Display	345	1,488	1,488

Total income before tax	$9,128	$4,253	$10,687

Identifiable assets
Microelectronics	$25,909	$26,519	$39,392
Display	23,857	20,401	7,508
General corporate	18,600	10,308	8,096

Total assets	$68,366	$57,228	$54,996

Capital expenditures
Microelectronics	$2,186	$1,437	$2,140
Display	2,612	189	173

Total capital expenditures	$4,798	$1,626	$2,313

Depreciation and amortization expense
Microelectronics	$2,016	$1,856	$2,082
Display	1,797	1,110	404

Total depreciation and amortization expense	$3,814	$2,966	$2,486

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.     INTERIM FINANCIAL RESULTS (UNAUDITED)

(In thousand of dollars, except per share data and common share market price data)

	Fiscal 2002					Fiscal 2001

	Year	Sep 28	Jun 29	Mar 30	Dec 29	Year	Sep 29	Jun 30	Mar 31	Dec 30

Net sales	$90,458	$23,734	$23,204	$22,155	$21,365	$96,761	$21,379	$22,087	$26,253	$27,042

Gross margin	$28,900	$7,867	$7,349	$6,876	$6,808	$26,401	$6,741	$7,201	$3,376	$9,084

Income before income taxes	$9,128	$3,011	$2,244	$2,003	$1,870	$4,253	$1,275	$1,830	$(2,484)	$3,633

Net income (loss)	$8,740	$4,949	$1,401	$1,327	$1,063	$3,272	$1,630	$1,050	$(1,644)	$2,237

Net income per share — basic	$0.44	$0.25	$0.07	$0.07	$0.05	$0.17	$0.08	$0.05	$(0.09)	$0.12
Net income per share — diluted	$0.42	$0.24	$0.07	$0.06	$0.05	$0.16	$0.08	$0.05	$(0.09)	$0.11

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)

2.1A	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4 filed on June 11, 1998, Registration No. 333-56565).

2.1B	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

3.1	Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.2 to the June 9, 1998 Registration Statement on Form S-4 filed June 11, 1998).

4.1	Shareholder Rights Agreement, effective December 6, 1996, (incorporated herein by reference to Exhibit 5 on Form 8-K, filed on December 19, 1996).

4.1A	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.1	Agreement to be Bound by Registration Rights Agreements, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

**10.2	Agreement to be Bound by Severance Agreements and Employment Agreement, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

**10.14	1994 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of Shareholders).

10.27	Revolving Credit and Term Loan Agreement by and between Bank One, Texas and White Electronic Designs Corporation, an Indiana Corporation, dated January 7, 2000. (Incorporated herein by reference to Exhibit 10.27 to the Company’s 10-Q for the quarter ended January 1, 2000).

10.28	First Amendment to Revolving Credit Agreement by and between Bank One effective as of June 3, 2000; Promissory Note effective June 3, 2000, Notice of Final Agreement effective June 3, 2000 (incorporated herein by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.29	Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P. (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2001).

**10.30	Amendment to Company’s 1994 Flexible Stock Plan, effective May 7, 2001 (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60544).

**10.31	White Electronic Designs Corporation 2001 Director Stock Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60536).

**10.32	White Electronic Designs Corporation 2000 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed May 9, 2001, Registration No. 333-60546).

**10.33	Amendment to Company’s Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60548).

**10.34	White Electronic Designs Corporation 2000 Broad Based Employee Stock Option Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60542).

**10.35	Executive Employment Agreement made as of February 22, 2001 between White Electronic Designs Corporation and Hamid R. Shokrgozar (incorporated herein by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001).

10.36	Industrial Building Lease by and between Transwestern West Union and White Electronic Designs Corporation, an Indiana Corporation, dated October 12, 2001.

10.37	Business Purpose Promissory Note between Banc One Leasing Corporation and White Electronic Designs Corporation, effective April 1, 2002 (incorporated herein by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2002).

10.38	Third Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 28, 2002 (incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2002).

10.39	Business Purpose Promissory Note between Banc One Leasing Corporation and Panelview, Inc., effective March 12, 2002 (incorporated herein by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2002).

10.40	Loan and Security Agreement between Banc One Leasing Corporation and Panelview, Inc., effective March 12, 2002 (incorporated herein by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2002).

**10.41	Non-Qualified Stock Option Agreement between Electronic Designs Corporation and Donald McGuinness, dated December 3, 1998.

**10.42	Non-Qualified Stock Option Agreement between White Electronic Designs Corporation and Hamid Shokrgozar, dated November 10, 1999.

21.1	Subsidiaries of White Electronic Designs Corporation.

*23.1	PricewaterhouseCoopers LLP consent for Form S-3 filed November 15, 2002, and Forms S-8, Filed May 9, 2001.

*99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management compensatory contract, plan or arrangement.