Form 10-Q
period 2002-12-28
WHITE ELECTRONIC DESIGNS CORP
filed 2003-02-11
CIK 13606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes       X       No

At February 4, 2003, 20,716,269 shares of the Registrant’s Common Stock were outstanding.

WHITE ELECTRONIC DESIGNS CORPORATION
AND
SUBSIDIARIES

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	December 28,	September 28,
	2002	2002

	(Unaudited)
ASSETS
Current Assets
Cash	$17,294	$12,097
Accounts receivable, less allowance for doubtful accounts of $587 and $626	13,424	14,916
Inventories, net	13,168	16,109
Prepaid expenses	522	575
Deferred income taxes	3,995	3,995

Total Current Assets	48,403	47,692
Property, plant and equipment, net	10,215	10,481
Deferred income taxes	3,003	3,122
Goodwill, net	6,533	6,516
Intangible assets, net	331	370
Other assets, net	186	185

Total Assets	$68,671	$68,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	3,692	$6,037
Accrued salaries and benefits	1,548	2,344
Accrued expenses	5,130	3,842

Total Current Liabilities	10,370	12,223
Accrued long-term pension liability	571	671
Other long term liabilities	676	702

Total Liabilities	11,617	13,596

Shareholders’ Equity	57,054	54,770

Total Liabilities and Shareholders’ Equity	$68,671	$68,366

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands of dollars except share data)

	Three months ended
	December 28, 2002	December 29, 2001

Revenues	$23,604	$21,365
Cost of revenues	15,171	14,557

Gross profit	$8,433	$6,808

Operating expenses:
Product development	1,193	1,119
Selling, general and administrative	3,993	3,433
Amortization of goodwill	—	372
Amortization of intangible assets	21	21
Interest expense	—	18
Interest income	(65)	(25)

Total operating expenses	$5,142	$4,938

Income before income taxes	3,291	1,870
Provision for income taxes	1,061	807

Net income	2,230	1,063

Basic net income per share	$0.11	$0.05
Basic weighted average common shares	20,108,720	19,609,360

Diluted net income per share	$0.11	$0.05
Diluted weighted average-common shares and equivalents	21,197,623	20,503,258

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	Three months ended
	December 28,	December 29,
	2002	2001

Net cash provided by operating activities	$5,511	$3,710

INVESTING ACTIVITIES:
Acquisition of property, plant & equipment	(368)	(252)

Net cash used in investing activities	(368)	(252)

FINANCING ACTIVITIES:
Retirement of long-term debt	—	(217)
Other long term liabilities	—	(5)
Issuance of common stock	54	99

Net cash provided by/(used in) financing activities	54	(123)

Net change in cash	$5,197	$3,335
Cash at beginning of year	12,097	5,032

Cash at end of quarter	$17,294	$8,367

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for interest	$—	$18

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 28, 2002, the consolidated statement of operations for the three months ended December 28, 2002 and December 29, 2001, and the condensed consolidated cash flows for the three months ended December 28, 2002 and December 29, 2001, have been prepared by the Company and are unaudited. The consolidated balance sheet as of September 28, 2002, was derived from the audited consolidated financial statements. It is the opinion of management that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002. The results of operations for the above noted three months ended December 28, 2002 are not necessarily indicative of the operating results for the full year.

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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended
	December 28, 2002			December 29, 2001

	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount

Net Income	$2,230,000			$1,063,000

Basic EPS
Earnings available to common stockholders	$2,230,000	20,108,720	$0.11	$1,063,000	19,609,360	$0.05

Effects of Dilutive Securities
Common stock equivalents		1,088,903			893,898

Dilutive EPS
Earnings available to common stockholders	$2,230,000	21,197,623	$0.11	$1,063,000	20,503,258	$0.05

Options excluded from the calculation of diluted net income per share were 195,000, as the exercise price was greater than the average share price for the period.

3. INVENTORIES

Net inventories consist of the following (in thousands of dollars):

	As of
	December 28, 2002	September 28, 2002

Raw materials	$8,158	$9,546
Work-in-process	3,799	5,215
Finished goods	1,211	1,348

Total net inventories	$13,168	$16,109

Reserve for excess and obsolete inventories	$5,088	$4,876

4. ACCRUED EXPENSES

Accrued expenses consists of the following major categories:

(In thousands of dollars)
	As of
	December 28, 2002	September 28, 2002

Sales commission	$820	$648
Income taxes	1,651	1,392
Warranty reserve	802	798
Deferred revenue	1,235	435
Other accruals	622	569

Total accrued expenses	$5,130	$3,842

Deferred revenue represents cash payments for products that have not been completed and shipped.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. OPERATIONS BY BUSINESS SEGMENT

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

The Company sells its products primarily to original equipment manufacturers, or electronic assembly houses in the United States. Two customers from the display segment, Garmin International, and General Electric’s Medical Division accounted for 14% and 9.5%, respectively, of total Company sales for the three months ended December 28, 2002. The loss of either of these customers would have a material effect on the Company’s results of operations.

A significant portion of the Company’s business activity in each segment is from contractors who have contracts with the United States Department of Defense.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars)	Three months ended
(Unaudited)	December 28, 2002	December 29, 2001

Net sales
Microelectronics	$13,797	$11,698
Display	9,807	9,667

Total net sales	$23,604	$21,365

Income before tax
Microelectronics	$3,163	$1,506
Display	128	364

Total income before tax	$3,291	$1,870

		As of
Identifiable Assets	December 28, 2002	September 28, 2002	December 29, 2001

Microelectronics	$21,840	$25,909	$23,134
Display	23,506	23,857	22,951
General corporate	23,325	18,600	12,886

Total assets	$68,671	$68,366	$58,971

6. STOCK OPTIONS AND STOCK PURCHASE PLANS

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148). As allowed by SFAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) in accounting for its stock option plans. Accordingly, since all options are issued with exercise prices greater than or equal to the market price on the grant date, no compensation cost has been recognized for the stock option plans.

A summary of the Company’s stock option activity and related information is as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended
	December 28, 2002		December 29, 2001

		Weighted		Weighted
	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise
	Option	Price	Option	Price

Beginning balance outstanding	2,678,032	$3.67	2,993,839	$3.40
Granted	25,000	9.79	10,000	5.74
Canceled	(3,581)	7.75	(53,144)	4.12
Exercised	(29,562)	1.88	(58,698)	2.17

Ending balance outstanding	2,669,889	$3.74	2,891,997	$3.42

Options exercisable at period end	1,768,952	$3.02	1,427,391	$2.38
Shares available for future grant	1,524,199		1,612,994

Weighted average grant-date fair value of all options granted:		$9.11		$5.55
Options granted where price equals market price		$9.11		$5.55
Options granted where price exceeds market price		none		none
Options granted where price is less than market price		none		none

The following table summarizes additional information about the Company’s stock options outstanding as of December 28, 2002.

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Shares	Average	Average		Average
	Under	Exercise	Remaining	Exercisable	Exercise
	Option	Price	Contractual Life	Shares	Price

Range of exercise price:
$0.0000 - $1.6000	509,451	$0.90	4.9	509,323	$0.90
$1.6001 - $3.2000	833,352	$2.56	5.0	741,439	$2.53
$3.2001 - $4.8000	814,086	$3.82	8.4	317,778	$3.83
$4.8001 - $6.4000	119,000	$6.24	9.3	2,500	$5.74
$6.4001 - $8.0000	199,000	$7.23	7.9	107,274	$7.22
$8.0001 - $9.6000	—	$—	—	—	$—
$9.6001 - $11.2000	185,000	$10.49	8.1	85,013	$10.60
$11.2001 - $12.8000	—	$—	—	—	$—
$12.8001 - $14.4000	—	$—	—	—	$—
$14.4001 - $16.0000	10,000	$16.00	7.7	5,625	$16.00

	2,669,889	$3.74	6.6	1,768,952	$3.02

Stock Purchase Plans

No shares were issued under the employee stock purchase plan during the quarter ended December 28, 2002, thus the pro forma information does not include employee stock purchase plan data.

Pro forma information regarding net income and earnings per share is required by SFAS No. 148, and has been determined as if the Company had accounted for its stock option plans under the fair value

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based method of that Statement.The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	EMPLOYEE STOCK OPTION PLANS

	Three months ended
	December 28, 2002	December 29,2001

Expected options term (years)	9.4	9.4
Risk free interest rate	5.50%	6.25%
Volatility	138%	163%
Dividends	0	0%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The pro forma information required under FAS 123 for the first quarter of fiscal year 2003 and 2002 is as follows:

(In thousands of dollars except per share information):

	Three months ended
	December 28, 2002	December 29,2001

Net income - as reported	$2,230	$1,063
Stock compensation expense - net of tax	(213)	(346)

Net income - pro forma	$2,017	$717

Basic earnings per share - as reported	$0.11	$0.05
Basic earnings per share - pro forma	$0.10	$0.04

Diluted earnings per share - as reported	$0.11	$0.05
Diluted earnings per share - pro forma	$0.10	$0.03

Because additional option grants are expected to be made in future years and options vest over several years, the pro forma impact on the first quarter of fiscal years 2003 and 2002 is not necessarily representative of the pro forma impact on reported results for future years.

The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility.

7. CREDIT FACILITY

The Company had the use of an $8.0 million revolving credit agreement with Bank One for short-term financing needs and amended that agreement as of January 13, 2003, to change the interest rate to approximate LIBOR plus 1.5%. As of the end of December, 2002, the LIBOR rate was approximately 1.45%. The revolving credit agreement extends until March 29, 2004.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 superseded APB Opinion No. 16, Business Combinations. The provisions of SFAS 141 require that the purchase method of accounting be

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

used for all business combinations initiated after June 30, 2001; provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and, require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, certain intangible assets be reclassified into or out of goodwill based on certain criteria. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001, although earlier adoption is encouraged. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested annually for impairment (and in interim periods if events or circumstances indicate that the related carrying amount may be impaired), require that reporting units be identified for purposes of assessing potential impairments, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

SFAS 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, which is used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company adopted SFAS 142 effective September 29, 2002 and discontinued amortization as of that date. During the first quarter of fiscal 2003, the Company identified its reporting unit with goodwill (Panelview), and completed the first step impairment test as of September 29, 2002. As no impairment was identified by the first step test, completion of the second step test was not required. The fair value of the Panelview reporting unit was determined using the discounted cash flow model using a growth rate of 5% and a discount rate of 15%.

Amortization for the three months ended December 28, 2002 relates to the Company’s intangible assets, while amortization for the three months ended December 29, 2001 relates to goodwill and intangible assets, including $372,000 goodwill amortization.

On a comparative basis, net income not including goodwill amortization for the three months ended December 28, 2002 and for the three months ended December 29, 2001 would have been as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars except per share data)

	Three months ended
	December 28, 2002	December 29, 2001

Net income - as reported	$2,230	$1,063
Add back: amortization expense, net of tax effect	—	211

Net income - pro forma	$2,230	$1,274

Basic earnings per share:
Reported net income	$0.11	$0.05
Goodwill amortization		$0.01
Adjusted net income	$0.11	$0.06

Diluted earnings per share:
Reported net income	$0.11	$0.05
Goodwill amortization		$0.01
Adjusted net income	$0.11	$0.06

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ended after December 15, 2002.

The Company estimates potential warranty obligations for its products based on annual product sales and historical customer product return data. Based on this data, the Company records estimated warranty reserves and expense needed to account for the estimated cost of product returns.

Following is a reconciliation of warranty liability as of December 28, 2002 since September 28, 2002:

(In thousands of dollars)

Accrued warranty, September 28, 2002	$798
Additions for warranties issued	$8
Reduction for payments	(4)

Accrued warranty, December 28, 2002	$802

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. FAS 143 changes the way in which long-lived asset retirement obligations are recognized on the balance sheet and income statement. The Company believes that adoption of this standard will have no material effect on the Company’s financial reporting and disclosure.

9. SUBSEQUENT EVENTS

On January 22, 2003, the Company acquired Interface Data Systems, Inc. (“IDS”), a privately held corporation headquartered in Phoenix, Arizona. IDS designs and manufactures membrane keypads, silver

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

flexible circuits, graphic overlays, sensors, electro luminescent lamps (EL), control panels, keypad/controller assemblies, and handheld and desktop electronic devices for original equipment manufacturers. IDS currently serves the home appliances, consumer electronics, industrial process controls, medical and communications industries. The Company maintains manufacturing facilities in Phoenix, Arizona and Columbus, Ohio and has an extensive network of strategic manufacturing alliances in China and Taiwan. Approximate annual revenue of IDS is $24 million. The purchase price of the acquisition included a cash payment of $9.0 million, and approximately 577,000 of White Electronic Designs Corporation’s common stock, as well as the assumption of certain IDS employee stock options and warrants. It is unknown at this time which segment IDS revenues will fall under in the future. Please see the Form 8-K filed by the Company on January 24, 2003 for more information.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED DECEMBER 28, 2002 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 29, 2001

Overview

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as of and for the year ended September 28, 2002 included in our Annual Report of Form 10-K filed with the Securities Exchange Commission on December 23, 2002. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below and in Exhibit 99.1 to this Report on Form 10-Q.

White Electronic Designs Corporation and its subsidiaries (collectively “the Company”) design and manufacture high density, microelectronic memory products, active matrix liquid crystal displays, interface products, and electromechanical components and packages. The Company’s customers include both domestic and international original equipment manufacturers in the telecommunications, defense, medical, and instrumentation industries. The Company operates under two business segments, microelectronics and display, with the majority of sales and operating income generated by the microelectronic business segment.

Revenue for the three months ended December 28, 2002 totaled $23.6 million, which was an increase of $2.2 million over the three months ended December 29, 2001. The increase was mostly attributable to increased sales of high-reliability product in the microelectronic segment, while commercial sales in the same segment continue to remain low due to the downturn in the data and tele-communication markets.

Gross profit increased $1.6 million to $8.4 million for the three months ended December 28, 2002 from $6.8 million for the three months ended December 29, 2001. The majority of the increase in gross profit was contributed by the microelectronic segment, which offset the slight decrease in gross profit in the display segment.

Overall operating expenses for the three months ended December 28, 2002, totaled $5.1 million and were $204,000 higher than the comparable period of the previous year. The majority of the increase was due to higher selling and general and administrative costs in both the display and microelectronic segments.

The financial condition and results of operations for the three months ended December 28, 2002 and for the three months ended December 29, 2001 do not include any financial data from the Company’s Interface Data Systems subsidiary, as the acquisition of IDS did not occur until January 22, 2003.

Results of Operations
(In thousands of dollars)
(Unaudited)

	Three months ended

	December 28, 2002	December 29, 2001

Net sales:
Microelectronic segment	$13,797	$11,698
Display segment	9,807	9,667

Total net sales	$23,604	$21,365
Cost of sales:
Microelectronic segment	$7,559	$7,198
Display segment	7,612	7,359

Total cost of sales	$15,171	$14,557
Gross profit:
Microelectronic segment	$6,238	$4,500
Display segment	2,195	2,308

Total gross profit:	$8,433	$6,808
Gross margin as a percentage of sales	36%	32%

Net Sales

Net sales for the three months ended December 28, 2002 increased to $23.6 million from $21.4 million for the three months ended December 29, 2001, resulting in a 10% increase in revenue.

The microelectronic segment as a whole increased to $13.8 million of sales for the three months ended December 28, 2002 from $11.7 million for the three months ended December 29, 2001, accounting for an 18% increase in segment revenue. Sales in the commercial market of the microelectronic segment remained flat at approximately $3.7 million for both periods. High-reliability sales in the microelectronic segment increased $2.1 million over the comparable quarter, accounting for a 26% increase in high-reliability microelectronic revenue. High-reliability sales of the microelectronic segment totaled $10.1 million for the three months ended December 28, 2002 compared to $8.0 million for the three months ended December 29, 2001. The increase was primarily due to an increase in the number of parts sold and an increase in the average unit-selling price.

Display revenue for the three months ended December 28, 2002 totaled $9.8 million, and was slightly higher than the $9.7 million of sales for the three months ended December 29, 2001. Mechanical and interface component sales decreased slightly when compared to the previous year, but the decrease was offset by an increase in display sales for that segment. While high-reliability display sales decreased approximately $1.2 million during the first quarter of fiscal year 2003, commercial display sales increased approximately $1.4 million.

Approximately $3.3 million of display revenue for the three months ended December 28, 2002 came from one customer, Garmin International Inc., accounting for 14.0% of total Company revenue and 33.7% of total display segment revenue for the first quarter of fiscal year 2003. Another display customer, the Medical Division of General Electric, accounted for 9.5% of total Company revenue and 22.9% of display segment revenue for the first quarter of fiscal year 2003. No other customer accounted for more than 10% of segment or Company revenue for the period. Please see Exhibit 99.1 for the concentration risk associated with high sales to a limited number of customers.

The Company expects that total Company sales will increase significantly as a result of the IDS acquisition.

The Company’s sales historically have not been seasonal over the course of a year.

Gross Profit

Total company gross profit increased 24% to $8.4 million for the three months ended December 28, 2002 from $6.8 million for the three months ended December 29, 2001. Total company gross margin as a percentage of sales increased to 35.7% from 31.9% for the three-month periods ended December 28, 2002 and December 29, 2001, respectively. The majority of the increase in gross profit and gross margin as a percentage of sales came from high-reliability sales, which have a higher margin than commercial microelectronics.

Gross profit for the microelectronic segment increased to $6.2 million for the three months ended December 28, 2002 compared to $4.5 million for the three months ended December 29, 2001. Gross margin as a percentage of microelectronic segment sales was 45.2% and 38.5% for the quarters ended December 28, 2002, and December 29, 2001, respectively. The majority of the increase related to high-reliability products and was attributable to a higher average selling price due to the product mix sold during the quarter. Sales in the first quarter of fiscal year 2003 had a higher percentage of module products, which generally have a higher selling price and profit than monolithic parts. The first quarter of fiscal 2003 also included increased sales of tamper resistant coated products and ball grid arrays and higher revenue billed for the development of custom products to meet specific customer applications. Gross profit on commercial sales in the microelectronic segment increased slightly over the comparative period due to a variation in product mix. While the gross margin percentage of sales in the microelectronic segment has increased over the last four consecutive quarters, the Company can make no assurance that gross margin will continue at the current rate or will continue to grow at the current growth rate.

Gross profit for the display segment decreased slightly, totaling $2.2 million and $2.3 million for the three months ended December 28, 2002 and December 29, 2001, respectively. Although the actual number of units sold increased in the first quarter of fiscal 2003 over the first quarter of fiscal 2002, the average selling price decreased due to competitive pricing demands from the display market and the increase in the number of commercial components sold. The increase in commercial sales and the decrease in high-reliability sales also affected the gross margins, as high-reliability components typically carry a higher gross margin than commercial components.

The Company expects that total Company gross margin will decrease with the inclusion of IDS revenue, as the gross margin for its commercial products generally ranges between 15% and 20% of sales due to competition from foreign and domestic companies with similar products.

Quarterly Revenue and Gross Margin Trend
(In thousands of dollars)
(Unaudited)

	Three months ended

	Dec 28,	Sep 28,	June 29,	Mar 30,	Dec 29,
	2002	2002	2002	2002	2001

Revenue	$23,604	$23,734	$23,204	$22,155	$21,365
Cost of revenues	15,171	15,868	15,855	15,279	14,557

Gross profit	$8,433	$7,866	$7,349	$6,876	$6,808

Gross margin percentage	36%	33%	32%	31%	32%

Revenue and Gross Margin Trend

On a quarter-to-quarter basis, the Company has maintained consistent sales from the quarters ended December 2001 through December 2002, with quarterly revenue averaging between $21 to $24 million over that time. Gross margin as a percentage of sales increased during the quarter ended December 28, 2002, due to the change in product mix in the high-reliability microelectronic segment and higher average selling prices for that period.

Operating Expenses
(In thousands of dollars)
(Unaudited)

	Three months ended

	December 28, 2002	December 29, 2001

Operating expenses:
Product development	$1,193	$1,119
Selling, general and administrative	3,993	3,433
Amortization of goodwill	—	372
Amortization of intangible assets	21	21
Interest expense		18
Interest income	(65)	(25)

Total operating expenses	$5,142	$4,938

Product Development Expenses

Total Company product development expenses increased $74,000 during the quarter ended December 28, 2002, compared to the same quarter of the previous year. Product development expenses in the microelectronic segment increased $124,000, while display segment product development expenses decreased $50,000 over the comparable period. As a percentage of sales, product development expenses have remained consistent and average approximately 5% of sales. The Company is committed to product development of new and existing products and expects total company product development expenses, including product development expenses for its newest subsidiary, IDS, to remain at approximately the same percentage of sales in the future.

Selling, General and Administrative Expenses

Total Company selling expenses for the three months ended December 28, 2002, were $206,000 higher than the same period in the previous year, resulting in an 11% increase. Microelectronic segment selling expenses were $25,000 higher than the comparable quarter. Commissions on high-reliability products increased but were partially offset by a decrease in commercial product commissions. Display segment selling expenses increased $181,000 over the comparable period mainly because of higher commission and payroll expenses due to an increase of salespersons.

Total Company general and administrative and corporate expense for the three months ended December 28, 2002, increased $354,000 when compared to the same period in the previous year. The increase for the three months ended December 28, 2002 was attributable to higher employee incentive compensation, increased employee payroll and benefits, and higher legal expenses. The Company expects future selling and general and administrative expenses to increase as a result of the IDS acquisition.

Interest Expense/Income

Interest expense decreased $18,000 for the three months ended December 28, 2002, when compared to the same period of the previous year. The interest expense in the first quarter of fiscal 2002 related to the Company’s outstanding balance on its term loan. The term loan was paid off during fiscal year 2002, thus there was no interest expense for the three months ended December 28, 2002. The Company expects interest expense to increase as a result of the IDS acquisition, as the Company assumed debt of approximately $7.1 million.

Interest income for the three months ended December 28, 2002 totaled $65,000, which was $40,000 higher than interest income in the comparable quarter. Interest income is earned on the Company’s money market fund. The Company expects interest income to decrease in the future, as the Company used $9.0 million of its cash it connection with the IDS acquisition.

Amortization of Goodwill and Intangible Assets

The Company adopted the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, on September 29, 2002, and is no longer taking amortization expense on its goodwill. Therefore, the $21,000 of amortization for the three months ended December 28, 2002 relates to the Company’s intangible assets, while $393,000 of amortization taken in the three months ended December 29, 2001 relates to goodwill and intangible assets. The $393,000 was comprised of $21,000 intangible asset amortization and $372,000 goodwill amortization.

Income Taxes

The effective tax rate for fiscal year 2003 is approximately 32.41%, which is lower than the applied tax rate of 38% for fiscal year 2002, (not including the one-time tax benefits taken in the final quarter of fiscal year 2002 which brought the effective tax rate down to 4%). The decrease in the effective tax rate is due to an extra-territorial income tax credit on foreign sales and a product development credit.

Quarterly Operating Expense Trend
(Unaudited)

	Three months ended

	Dec 28,	Sep 28,	Jun 29,	Mar 30,	Dec 29,
	2002	2002	2002	2002	2001

(In thousands of dollars)
Product development	$1,193	$1,115	$1,006	$1,024	$1,119
Selling, general, and administrative	3,993	3,323	3,693	3,490	3,433
Amortization of goodwill/intangibles	21	398	399	398	393
Interest expense/(income), net	(65)	20	7	(39)	(7)

Total expenses	$5,142	$4,856	$5,105	$4,873	$4,938

(As a percentage of sales)
Product development	5.1%	4.7%	4.3%	4.6%	5.2%
Selling, general, and administrative	16.9%	14.0%	15.9%	15.8%	16.1%
Amortization of goodwill/intangibles	0.1%	1.7%	1.7%	1.8%	1.8%
Interest expense/(income), net	-0.3%	0.1%	0.0%	-0.2%	0.0%

Total expenses	21.8%	20.5%	22.0%	22.0%	23.1%

Total sales (in thousands of dollars)	$23,604	$23,734	$23,204	$22,155	$21,365

Operating expenses have remained consistent over the last five quarters and have averaged approximately 20% to 23% of Company sales. The Company expects operating expenses to increase as a result of the IDS acquisition.

Liquidity and Capital Resources

Cash on hand as of December 28, 2002 totaled $17.3 million. During the first three months of fiscal 2003, cash provided by operations was approximately $5.5 million. Accounts receivable decreased 10% over the three-month period, accounting for a $1.5 million source of cash. Accounts payable decreased 39%, accounting for a $2.3 million use of cash. After the end of the first quarter of fiscal year 2003, the Company used $9.0 million of its cash in connection with the acquisition of IDS.

Accounts receivable decreased $1.5 million from the fiscal year ended September 28, 2002. The current accounts receivable balance of $13.4 million represents 57% of the current quarterly sales rate and is higher than the 51% ratio at September 28, 2002. The difference in ratio is due to a payment timing difference.

Inventory levels have decreased $2.9 million from the year ended September 28, 2002. A high volume of inventory was turned at the end of the period, which supported the revenue numbers for the quarter. The current inventory balances for the Company, as well as the inventory that was on order at the end of the period, take into account projected second and third quarter production requirements. Total ending inventory when compared to the current quarterly sales rate decreased to 56% of first quarter fiscal year 2003 revenue from 72% of fourth quarter fiscal year 2002 revenue.

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

Accounts payable as of December 28, 2002, was $2.3 million lower than at the end of fiscal 2002. The accounts payable balance as of September 28, 2002, included large inventory purchases that were used to support shipments in the first quarter of fiscal year 2003. Accounts payable is expected to increase during the beginning of the second quarter of fiscal year 2003, as inventory is replenished to support second and third quarter sales.

Capital expenditures for the three months ended December 28, 2002, totaled approximately $368,000. Approximately $194,000 was spent on production equipment for the microelectronic manufacturing facilities, and approximately $11,000 was spent on production equipment for the display manufacturing facilities. The remaining capital expenditure funds were spent on computer equipment and leasehold improvements for both the microelectronics and display divisions. Cash from operations, line of credit borrowings, equipment financing loans, or operating lease financing will fund future capital expenditures.

The Company had the use of an $8.0 million revolving credit agreement with Bank One for short-term financing needs and amended that agreement as of January 13, 2003, to change the interest rate to approximate LIBOR plus 1.5%. As of the end of December 2002, the LIBOR rate was approximately 1.45%. The revolving credit agreement extends until March 29, 2004.

As of the end of the first quarter, the Company was in compliance with all debt covenant requirements of the loan agreement. The Company believes that cash generated by operations, in addition to its borrowing capability, should be sufficient to fund its cash needs for the next twelve months. The Company also believes that cash generated by operations, in addition to its borrowing capability, should be sufficient to fund any cash needs long-term, as well.

Contractual Cash Obligations
(In thousands of dollars)

	Payments due by Period as of December 28, 2002

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Long-term debt	$0	$0	$0	$0	$0
Capital lease obligations	—	—	—	—	—
Operating leases	5,950	1,118	2,110	2,005	717
Other long-term obligations	—	—	—	—	—

Total Contractual Cash Obligations	$5,950	$1,118	$2,110	$2,005	$717

Critical Accounting Policies and Estimates

White Electronic Designs’ discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s accounting policies are more fully described in Note 3 of Notes to Consolidated Financial Statements filed with the Company’s annual report on Form 10-K for the fiscal year ended September 28, 2002. The most significant accounting estimates inherent in the preparation of the Company’s consolidated financial statements include the following items:

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

•	The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management makes these estimates based on an analysis of accounts receivable using available information on its customers’ financial status and payment histories. Historically, bad debt losses have not been significant or have not differed materially from the Company’s estimates.

•	The Company estimates potential warranty obligations for its products based on annual product sales and historical customer product return data. Based on this data, the Company records estimated warranty reserves and expense needed to account for the estimated cost of product returns.

•	The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carry forwards.

•	The Company adopted the provisions of SFAS 142 as of September 29, 2002, and has stopped the amortization of goodwill. In accordance with SFAS 142, the Company also completed its goodwill impairment test. The value of the reporting unit was determined using a discounted cash flow model with a long-term growth rate of 5%, and a discount rate of 15%. The computed value of the reporting unit exceeded the net goodwill remaining from the acquisition, thus it was determined that no impairment of goodwill existed, therefore no adjustment was needed. See Note 8 for pro forma information regarding goodwill amortization expense taken during the first quarter of fiscal year 2002.

Special Note Concerning Forward Looking Statements

Certain matters discussed in this document contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. The words “believe,” “expect,” “anticipate” and other similar statements of expectations identify forward-looking statements. Forward looking statements in this report include expectations regarding the future demand for the Company’s products; the effect of interest rate changes; the appropriateness and amounts of expected future product development expenditures; the availability of future cash from operations and funding sources for expected capital expenditures and liquidity for the next twelve months and for the long term; the effect of accounting changes on amortization of goodwill; the effect of IDS revenues, margins, and operating expenses on future Company consolidated financials; the expectations of gross margin percentages in the future; and the expectation that international sales will continue to account for a significant portion of the Company’s net sales, all of which speak only as of the date the statement is made. These forward-looking statements are based largely on Management’s expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company’s control. Certain risks that could cause results to differ materially from Management’s expectations are described in Exhibit 99.1 filed with this Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended September 28, 2002, under the heading “Risk Factors”. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements include the loss of a principal customer; the inability to procure required components; any downturn in the semiconductor and telecommunications markets which could cause a decline in selling unit prices; reductions in military spending; and changes or restrictions in the practices, rules and regulations relating to sales in international markets. We urge you to carefully consider the risks and uncertainties that could cause actual results to differ materially from Management’s expectations.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the end of the quarter ended December 28, 2002 the Company had no outstanding balance borrowed against its revolving line of credit with Bank One. The Company did not borrow against the line of credit during the first three months of fiscal year 2003. Interest would be charged against the borrowings based LIBOR (the London Interbank Offered Rate) plus 1.50%. The LIBOR rate was approximately 1.45% as of the end of December 2002.

The Company is subject to changes in LIBOR based on market interest rate fluctuations. The Company believes that moderate interest rate increases will not have a material adverse impact on its results of operations, or financial position, in the foreseeable future.

ITEM 4

CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management including the Company’s Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out this evaluation.

PART II   OTHER INFORMATION

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

2.1.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2.1.1 to the current Report on Form 8-K filed on May 6, 1998).

2.1A	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

2.1B	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

2.1D	Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp, and Interface Data Systems, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 24, 2003).

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Annual Report on Form 10-K filed December 24, 1998).

3.2	Amended and Restated Code of By-laws (incorporated herein by reference to Exhibit 3.2 to Annual Report on Form 10-K filed December 24, 1998).

4.1A	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

*10.41	Fourth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective January 13, 2003.

*99.1	Risk Factors of White Electronic Designs Corporation and Subsidiaries.

*99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*99.3	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

   b. Reports on Form 8-K.

Form 8-K filed October 16, 2002 with the Securities Exchange Commission regarding information disclosed via a press release on September 27, 2002.

Form 8-K filed November 15, 2002 with the Securities Exchange Commission regarding information disclosed via a Press Release on November 6, 2002.

Form 8-K filed January 24, 2003 with the Securities Exchange Commission regarding the acquisition of Interface Data Systems, Inc.

Form 8-K filed January 30, 2003 with the Securities Exchange Commission regarding information disclosed via a press release on January 29, 2003.

   * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

/S/ Hamid R. Shokrgozar
Chief Executive Officer

/S/ William J. Rodes
William J. Rodes Chief Accounting Officer

Dated: February 11, 2003

CERTIFICATIONS

     I, Hamid R. Shokrgozar, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of White Electronic Designs Corporation (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ Hamid R. Shokrgozar Hamid R. Shokrgozar President and Chief Executive Officer

CERTIFICATIONS (Continued)

     I, William J. Rodes, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of White Electronic Designs Corporation (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/William J. Rodes William J. Rodes Chief Accounting Officer

Exhibit Index

Exhibit Number	Description

2.1.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2.1.1 to the current Report on Form 8-K filed on May 6, 1998).

2.1A	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

2.1B	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

2.1D	Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp, and Interface Data Systems, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 24, 2003).

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Annual Report on Form 10-K filed December 24, 1998).

3.2	Amended and Restated Code of By-laws (incorporated herein by reference to Exhibit 3.2 to Annual Report on Form 10-K filed December 24, 1998).

4.1A	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

*10.41	Fourth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective January 13, 2003.

*99.1	Risk Factors of White Electronic Designs Corporation and Subsidiaries.

*99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*99.3	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

  * Filed herewith.