Form 10-Q
period 2003-03-29
WHITE ELECTRONIC DESIGNS CORP
filed 2003-05-13
CIK 13606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 29, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At May 6, 2003, 20,908,077 shares of the Registrant’s Common Stock were outstanding.

CONDENSED CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 29, 2003 COMPARED TO THE THREE AND SIX MONTH PERIODS ENDED MARCH 30, 2002
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4 CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
ITEM 4 SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit Index
EX-10.42
EX-10.43
EX-10.44
EX-99.1
EX-99.2
EX-99.3

WHITE ELECTRONIC DESIGNS CORPORATION
AND
SUBSIDIARIES

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	March 29,	September 28,
	2003	2002
	(Unaudited)	(Unaudited)

ASSETS
Current Assets
Cash	$11,135	$12,097

Accounts receivable, less allowance for doubtful accounts of $656 and $626	20,309	14,916
Inventories, net	17,016	16,109
Prepaid expenses	1,209	575
Deferred income taxes	4,632	3,995

Total Current Assets	54,301	47,692
Property, plant and equipment, net	16,035	10,481
Deferred income tax asset	—	3,122
Goodwill, net	16,493	6,516
Intangible assets, net	7,155	370
Other assets, net	265	185

Total Assets	$94,249	$68,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion, long term debt	$400	$—
Revolving line of credit	128	—
Accounts payable	6,868	6,037
Accrued salaries and benefits	2,523	2,344
Accrued expenses	5,542	3,407
Deferred revenue	2,338	435

Total Current Liabilities	17,799	12,223
Long term debt	5,600	—
Accrued long-term pension liability	471	671
Deferred income tax liability	740	—
Other long term liabilities	716	702

Total Liabilities	25,326	13,596

Shareholders’ Equity	68,923	54,770

Total Liabilities and Shareholders’ Equity	$94,249	$68,366

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands of dollars except share data)

	Three months ended		Six months ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Net sales	$28,638	$22,155	$52,242	$43,520
Cost of sales	19,081	15,279	34,253	29,836

Gross profit	9,557	6,876	17,989	13,684

Operating expenses:
Research and development	1,446	1,024	2,639	2,143
Selling, general and administrative	4,119	3,490	8,111	6,923
Amortization of goodwill	—	377	—	749
Amortization of intangible assets	277	21	299	42

Total operating expenses	5,842	4,912	11,049	9,857

Operating income	3,715	1,964	6,940	3,827
Interest expense	44	9	44	27
Interest income	(43)	(48)	(109)	(73)

Income before income taxes	3,714	2,003	7,005	3,873
Provision for income taxes	1,244	676	2,305	1,483

Net income	$2,470	$1,327	$4,700	$2,390

Basic net income per share	$0.12	$0.07	$0.23	$0.12
Basic weighted average common shares	20,573,810	19,733,310	20,341,265	19,671,335

Diluted net income per share	$0.11	$0.06	$0.22	$0.12
Diluted weighted average-common shares and equivalents	21,734,042	20,827,121	21,600,434	20,780,417

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	Six months ended
	March 29,	March 30,
	2003	2002

Net cash provided by operating activities	$9,016	$5,533

INVESTING ACTIVITIES:
Acquisition of property, plant & equipment	(1,018)	(3,764)
Cash paid for acquisition, net of cash acquired	(8,391)	—

Net cash used in investing activities	(9,409)	(3,764)

FINANCING ACTIVITIES:
Borrowings on line of credit	6,128	—
Repayments on line of credit	(6,000)	—
Borrowings under long-term debt	6,000	1,958
Retirement of long-term debt	(6,941)	(1,519)
Issuance of common stock	244	1,259

Net cash provided by/(used in) financing activities	(569)	1,698

Net change in cash	$(962)	$3,467
Cash at beginning of year	12,097	5,032

Cash at end of quarter	$11,135	$8,499

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock and common stock options for acquisition of Interface Data Systems, Inc.	$9,072	—
Issuance of common stock relating to the acquisition of Panelview, Inc.	—	$128

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	INTERIM FINANCIAL INFORMATION

The condensed consolidated balance sheet as of March 29, 2003, the consolidated statement of operations for the three months and six months ended March 29, 2003 and March 30, 2002, and the condensed consolidated statement of cash flows for the six months ended March 29, 2003 and March 30, 2002, have been prepared by the Company and are unaudited. The consolidated condensed balance sheet as of September 28, 2002, was derived from the audited consolidated financial statements. It is the opinion of management that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002. The results of operations for the three months and six months ended March 29, 2003 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as net sales and expenses reported for the periods presented. The Company regularly assesses these estimates and, while actual results may differ, management believes that the estimates are reasonable.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The pro forma information required under SFAS 123 for the three months and six months ended March 29, 2003 and March 30, 2002 is as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars except per share information):

	Three months ended		Six months ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Net income — as reported	$2,470	$1,327	$4,700	$2,390
Stock compensation expense — net of tax	(240)	(423)	(461)	(825)

Net income — pro forma	$2,230	$904	$4,239	$1,565

Basic earnings per share — as reported	$0.12	$0.07	$0.23	$0.12
Basic earnings per share — pro forma	$0.11	$0.05	$0.21	$0.08

Diluted earnings per share — as reported	$0.11	$0.06	$0.22	$0.12
Diluted earnings per share — pro forma	$0.10	$0.04	$0.20	$0.08

2.	EARNINGS PER SHARE

SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted EPS is computed giving effect to all potential dilutive common shares that were outstanding during the period unless they are antidilutive. Potential dilutive common shares consist of the incremental common shares that could be issued upon exercise of stock options and shares purchased through the employee stock purchase program.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

			Three months ended

	March 29, 2003			March 30, 2002

	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount

Net Income	$2,470,000			$1,327,000

Basic EPS
Earnings available to common stockholders	$2,470,000	20,573,810	$0.12	$1,327,000	19,733,310	$0.07

Effects of Dilutive Securities
Dilutive effect of stock options		1,160,232			1,093,811

Dilutive EPS
Earnings available to common stockholders	$2,470,000	21,734,042	$0.11	$1,327,000	20,827,121	$0.06

Options excluded from the calculation of diluted net income per share were 213,256 and 359,000, as the exercise price was greater than the average share price for the period.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Six months ended

	March 29, 2003			March 30, 2002

	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount

Net Income	$4,700,000			$2,390,000

Basic EPS
Earnings available to common stockholders	$4,700,000	20,341,265	$0.23	$2,390,000	19,671,335	$0.12

Effects of Dilutive Securities
Dilutive effect of stock options	1,259,169				1,109,082

Dilutive EPS
Earnings available to common stockholders	$4,700,000	21,600,434	$0.22	$2,390,000	20,780,417	$0.12

Options excluded from the calculation of diluted net income per share were 203,256 and 374,000, as the exercise price was greater than the average share price for the period.

3.	INVENTORIES

Net inventories consist of the following (in thousands of dollars):

	March 29, 2003	September 28, 2002

Raw materials	$9,010	$9,546
Work-in-process	6,336	5,215
Finished goods	1,670	1,348

Total net inventories	$17,016	$16,109

Reserve for excess and obsolete inventories	$5,560	$4,876

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INTANGIBLE ASSETS

Net intangible assets consist of the following (in thousands of dollars):

		Accumulated
Asset	Gross Amount	Amortization	Net Amount

Intangible assets
Pension related prior period service cost	$260		$260
Existing technology, Bowmar-EDI merger	427	(377)	50
IDS acquisition
Non-compete agreements	400	(27)	373
Contracted backlog	600	(150)	450
Existing technology	2,000	(33)	1,967
Customer relationships	4,100	(45)	4,055

Total intangible assets	$7,787	$(632)	$7,155

	Six months ending	Estimated through
	March 29, 2003	September 27, 2003

Aggregate Amortization Expense	$299	$1,108

Estimated Aggregate Amortization Expense for the Next Five Fiscal Years:

2003	$809
2004	$640
2005	$607
2006	$473
2007	$473
2008	$473
Thereafter	$3,680

$7,155

5.	PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consists of the following (in thousands of dollars):

	As of
	March 29, 2003	September 28, 2002

Land	$897	$246
Buildings and improvements	4,516	634
Machinery and equipment	13,920	11,527
Tooling	—	1,487
Furniture and fixtures	2,433	2,259
Leasehold improvements	1,876	2,121

Total, at cost	23,642	18,274
Less accumulated depreciation and amortization	(7,607)	(7,793)
Net property, plant, and equipment	16,035	10,481

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	ACCRUED EXPENSES

Accrued expenses consists of the following major categories (in thousands of dollars):

	As of
	March 29, 2003	September 28, 2002

Sales commissions	$864	$648
Income taxes	2,724	1,392
Warranty reserve	923	798
Other accruals	1,031	569

Total accrued expenses	$5,542	$3,407

7.	OPERATIONS BY BUSINESS SEGMENT

The Company operates in two business segments. The microelectronic segment packages semiconductor products mainly for memory storage. Its products are sold to original equipment manufacturers in the telecommunications, computer networking, aerospace defense, and military equipment industries. Certain industries require these semiconductor parts to pass specific qualifications due to their application requirements of those products. A commercial grade product generally meets the standard of industries such as the telecommunication, consumer electronic, and computer networking industries. A higher performing product, also known as a high-reliability product, is needed in certain industries, such as aerospace, defense, and military equipment, and is often referred to as a “military” product. High-reliability products are designed to meet more stringent standards and are resistant to adverse conditions, such as extreme temperatures, both high and low. High-reliability products can also be used in commercial and industrial applications where products are exposed to harsh conditions. The microelectronic segment also offers anti-tamper technology, which is used to secure microelectronics in various military applications.

The Company’s second business segment is the display segment. The display segment manufactures enhanced viewing liquid crystal displays and interface devices. Enhanced viewing liquid crystal displays can be either ruggedized or commercial. Ruggedized displays are manufactured to perform in harsh environmental conditions, while commercial display products offer greater viewing performance than off-the-self displays, but are not designed for harsh environmental conditions. Interface devices include electromechanical components and instrument packages that can consist of ruggedized keyboards, aircraft trim panels, rotating devices, mechanical packages, membrane keypads, silver flexible circuits, graphic overlays, control panels, and keypad/controller assemblies. The display segment serves a number of markets, to include transportation, GPS systems, military avionics, commercial avionics, home appliances, outdoor kiosks, medical patient monitors, and various military applications.

The Company’s segments have common customers, mainly in the aerospace and defense industries. Different purchasing groups within the customers’ parent company, however, usually purchase the products from each segment. There are no inter-segment sales.

The assets identified by segment are those assets used in the Company’s operations and do not include

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

general corporate assets such as cash, or deferred tax assets. Capital expenditures report asset purchases and do not include equipment added through the use of operating leases.

The Company sells its products primarily to original equipment manufacturers, or electronic assembly houses in the United States. One customer from the display segment, Garmin International, accounted for 14% of total Company sales for the six months ended March 29, 2003. The loss of this of this customer would have a material effect on the Company’s results of operations.

A significant portion of the Company’s business activity in each segment is from contractors who have contracts with the United States Department of Defense.

(In thousands of dollars)	Three months ended		Six months ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Net sales
Microelectronics	$14,895	$11,308	$28,692	$23,006
Display	13,743	10,847	23,550	20,514

Total net sales	$28,638	$22,155	$52,242	$43,520

Income before tax
Microelectronics	$3,148	$1,557	$6,330	$3,063
Display	566	446	675	810

Total income before tax	$3,714	$2,003	$7,005	$3,873

		As of
Identifiable Assets	March 29, 2003	September 28, 2002	March 30, 2002

Microelectronics	$40,804	$25,909	$24,679
Display	37,414	23,857	24,637
General corporate	16,031	18,600	12,073

Total assets	$94,249	$68,366	$61,389

8.	ACQUISITION OF INTERFACE DATA SYSTEMS

On January 22, 2003, the Company acquired 100% of the voting stock of Interface Data Systems, Inc. (“IDS”), a privately held corporation headquartered in Phoenix, Arizona. The results of IDS’ operations have been included in the consolidated financial statements since that date. IDS designs and manufactures membrane keypads, silver flexible circuits, graphic overlays, sensors, electro luminescent lamps (EL), control panels, keypad/controller assemblies, and handheld and desktop electronic devices for original equipment manufacturers. IDS sells to the home appliance, consumer electronics, industrial process controls, medical and communications industries. IDS has manufacturing facilities in Phoenix, Arizona and Columbus, Ohio and has a network of strategic manufacturing alliances in China and Taiwan. The acquisition of IDS expands the Company’s product offerings and allows the Company to provide system

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and subsystem level solutions to our customers. The goodwill recognized in the purchase price is based on expected synergies between the Company’s current products and the products manufactured by IDS, to expand sales within both companies’ customer base.

The purchase price of the acquisition was $18.5 million, which included a cash payment of $9.0 million; 577,595 shares of the Company’s common stock issued at $7.99 per share (based on the average closing price for the three days prior to the acquisition close date) totaling $4,614,984; the assumption of certain IDS employee stock options and warrants with a value of $4,456,539; and $473,424 of acquisition costs. A total of 469,409 of the Company’s stock options were issued, based on an exchange ratio of .3377, for certain IDS employee stock options. Additionally, approximately 169,000 warrants for shares of the Company’s common stock were authorized, based on an exchange ratio of .3377, for certain IDS warrants. IDS will continue to operate as a wholly owned subsidiary of the Company. The net sales from the Columbus, Ohio division have been included in the Company’s display segment, while the net sales from the IDS Arizona division fall into both the display and microelectronic segments. Financial statements for the three months ended March 29, 2003 contain the financial activity from IDS for the months of February and March.

The acquisition was treated as a purchase under SFAS No. 141, Business Combinations (SFAS 141); and the related goodwill and intangible assets are being accounted for as stated in SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). The Company is using independent appraisers and business valuation experts to assist in the allocation of the purchase price. At this time, the valuation of the IDS Phoenix, Arizona real estate asset is not complete. An initial valuation of $3.2 million has been placed on that asset for purposes of this preliminary purchase price calculation. When the final appraisal is complete, assets and goodwill will be adjusted accordingly. The following table represents a preliminary allocation of the purchase price:

Purchase price:
Cash paid	$9,000,000
Stock issued	4,614,984
Options and warrants	4,456,539
Transaction costs paid	473,424

Purchase price	18,544,947
Liabilities assumed	13,380,432

Total purchase cost	$31,925,379
Tangible assets acquired	$14,865,272
Intangible assets acquired	7,100,000

Acquired goodwill	$9,960,107

None of the goodwill is deductible for tax purposes. The allocation of goodwill and intangible assets by segment is as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars)	Amortization		Micro-
Asset	Period (in years)	Display	electronics	Total

Goodwill		$1,803	$8,157	$9,960

Intangible assets
Non-compete agreements	2.5	200	200	400
Contracted backlog	0.67	194	406	600
Existing techology	10	1,319	681	2,000
Customer relationships	15	2,704	1,396	4,100

	11.68	$4,417	$2,683	$7,100

Following is an unaudited table for IDS as of January 22, 2003, the date of the acquisition.

(In thousands of dollars)	January 22, 2003

Assets
Current Assets Cash	$1,082
Accounts Receivable, net	3,166
Inventory	2,566
Deferred income tax	1,016
Prepaid expenses	79

Total Current Assets	7,909
Property, plant, & equipment, net	6,121
Goodwill	9,960
Intangible assets	7,100
Other assets	835

Total Assets Acquired	$31,925

Liabilities
Current Liabilities Current portion, long term debt	$961
Accounts payable	1,010
Accrued expenses	1,686

Total Current Liabilities	3,657
Long term debt	5,980
Long term deferred tax liability	3,743

Total Liabilities Assumed	13,380

Net Assets Acquired	$18,545

The accompanying unaudited pro forma combined statements of income for the three and six months ended

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 29, 2003 give effect to the acquisition as if it had occurred as of September 30, 2001. The unaudited pro forma combined financial information is included only for purposes of illustration, and it does not necessarily indicate what the financial condition or operating results would have been if the acquisition of IDS by the Company had been completed on the dates indicated.

(In thousands of dollars except share data)

	Three months ended		Six months ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Net sales	$29,985	$28,646	$59,475	$56,102

Income before taxes	$3,160	$1,863	$5,976	$3,310

Net income	$2,108	$1,236	$3,972	$2,023

Basic net income per share	$0.10	$0.06	$0.19	$0.10
Basic weighted average — common shares	20,726,143	20,310,905	20,918,860	20,248,930

Diluted net income per share	$0.10	$0.06	$0.18	$0.09
Diluted weighted average — common shares	21,886,375	21,671,556	22,178,029	21,613,963

9.	CREDIT FACILITY

The Company secured a term loan through Bank One NA in the amount of $6,000,000 and used the funds to pay off long-term debt that was acquired in the IDS acquisition. The term of the loan is for five years, with monthly principle payments of $33,333 and a final payment of approximately $4.0 million. The Company’s buildings have been used as collateral for the loan.

The Company revised its existing $8.0 million revolving credit agreement with Bank One as of January 13, 2003, to change the interest rate to approximate LIBOR plus 1.5% for certain amounts, or the Bank One Prime Rate. An additional modification was made on March 13, 2003 to increase the limit to $12.0 million.

As of March 29, 2003, the interest rate on the line of credit was 4.25% based on the Bank One Prime Rate. The revolving credit agreement extends until March 28, 2004. The Company is in compliance with all of its loan covenants.

Long-term debt consists of the following (in thousands of dollars):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 29, 2003	September 28, 2002

Term loan, Bank One	$6,000	$—
Bank One revolving line of credit	128	—

Sub-total	6,128	—
Less current portion	(528)	—

Total long-term debt	$5,600	$—

Long-term debt maturity schedule:

Fiscal Year	Bank One Loan

2003	$400
2004	400
2005	400
2006	400
2007 and thereafter	4,400

Total	$6,000

10.	CHANGES IN EQUITY

The following table reflects changes in equity (in thousands of dollars):

			Additional	Accumulated			Total
	Common	Treasury	Paid-in	Deficit/	Unearned	Comprehensive	Shareholders'
	Stock	Stock	Capital	Surplus	Compensation	Income	Equity

Balance, September 28, 2002	$2,009	$(4)	$53,313	$(293)		$(255)	$54,770

Net income				$4,700			4,700

Common stock issued for exercise of options	7		138				145

Common stock issued through employee stock purchase plan	2		96				98

Common stock issued for IDS acquisitions	58		9,014				9,072

Unearned compensation					$(46)		(46)

Tax benefit related to exercise of stock options			184				184

Balance, March 29, 2003	$2,076	$(4)	$62,745	$4,407	$(46)	$(255)	$68,923

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 superseded APB Opinion No. 16, Business Combinations. The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and, require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, certain intangible assets be reclassified into or out of goodwill based on certain criteria. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001, although earlier

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adoption is encouraged. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested annually for impairment (and in interim periods if events or circumstances indicate that the related carrying amount may be impaired), require that reporting units be identified for purposes of assessing potential impairments, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

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

Amortization for the three months and six months ended March 29, 2003 relates to the Company’s intangible assets, while amortization for the three months and six months ended March 30, 2002 relates to goodwill and intangible assets, including $377,000 and $749,000, respectively, of goodwill amortization.

On a comparative basis, net income excluding goodwill amortization for the three months and six months ended March 29, 2003 and for the three months and six months ended March 30, 2002 would have been as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars except per share data)

	Three months ended		Six months ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Net income — as reported	$2,470	$1,327	$4,700	$2,390
Add back: goodwill amortization expense, net of tax effect	—	249	—	464

Net income — pro forma	$2,470	$1,576	$4,700	$2,854

Basic earnings per share:
Reported net income	$0.12	$0.07	$0.23	$0.12
Goodwill amortization		$0.01		$0.02
Adjusted net income	$0.12	$0.08	$0.23	$0.15

Diluted earnings per share:
Reported net income	$0.11	$0.06	$0.22	$0.12
Goodwill amortization		$0.01		$0.02
Adjusted net income	$0.11	$0.07	$0.22	$0.14

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

Following is a reconciliation of warranty liability as of March 29, 2003 since September 28, 2002:

(In thousands of dollars)

Accrued warranty, September 28, 2002	$798
Provision for future warranty claims	133
Warranty claims	(8)

Accrued warranty, March 29, 2003	$923

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 29, 2003 COMPARED TO
THE THREE AND SIX MONTH PERIODS ENDED MARCH 30, 2002

Overview

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as of and for the year ended September 28, 2002 included in our Annual Report on Form 10-K filed with the Securities Exchange Commission on December 23, 2002. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below and in Exhibit 99.1 to this Report on Form 10-Q.

White Electronic Designs Corporation designs, develops and manufactures innovative components and systems for high technology products in military/industrial and commercial markets. Our microelectronic solutions include advanced semiconductor and state of the art multi-chip packages, as well as our proprietary process for applying anti-tamper security coating to mission critical semiconductor components in military applications. Our display solutions include enhanced flat panel display products, interface devices and electromechanical assemblies. Our customers include military prime contractors, in the United States and Europe, as well as commercial original equipment manufacturers.

We were created as a result of the merger between Bowmar Instrument Corporation and Electronic Designs, Inc. (“EDI”) in October 1998. At the time of the merger, Bowmar was a manufacturer of high reliability electronic components and interface and mechanical devices, mainly for military applications. EDI was a manufacturer of commercial memory products for the telecommunications and data communications markets and also had a small, ruggedized display business serving the military/industrial market. This merger provided us with a diversified platform to expand our product offerings within both the military and commercial markets.

In order to complement our military/industrial display business, we acquired Panelview, Inc. in January 2001. Panelview designed and manufactured commercial flat panel display products. Following the acquisition, we consolidated our ruggedized display operations into our Panelview subsidiary.

To further enhance our product offerings and expand our outsourced system and subsystem level solutions, we acquired Interface Data Systems, Inc. (“IDS”) in January 2003. IDS designs and manufactures membrane keypads, flexible circuits, sensors, control panels, and handheld and desktop electronic devices.

Our fiscal year-end is the Saturday nearest September 30. The majority of our sales to customers, other than shipments to a distributor that are returnable, are recognized for financial statement purposes when products are shipped to customers. Product sales on shipments that this distributor has the option to return are not recognized until the distributor sells the products to the end user. Sales to this distributor were less than 1% of our net sales for all periods presented. We also maintain reserves for warranty return expense based on normal return rates. In addition, we have reserves for potential credit losses, and distributor price protection adjustments. Based on historical experience, we believe we have adequate reserves to account for potential losses or adjustments.

Our product and market diversification as well as our broad customer base have allowed us to maintain relative sales stability and profitability during the current economic downturn. Gross margins for sales of military/industrial products average approximately 50% while gross margins for sales of commercial products traditionally average approximately 20%. The following table shows our results of operations by business segment.

Results of Operations
(In thousands of dollars)

	Three months ended		Six months ended

	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Net sales:
Microelectronic segment	$14,895	$11,308	$28,692	$23,006
Display segment	13,743	10,847	23,550	20,514

Total net sales	28,638	22,155	52,242	43,520
Cost of sales:
Microelectronic segment	8,301	7,032	15,861	14,230
Display segment	10,780	8,247	18,392	15,606

Total cost of sales	19,081	15,279	34,253	29,836
Gross profit:
Microelectronic segment	6,594	4,276	12,831	8,776
Display segment	2,963	2,600	5,158	4,908

Total gross profit:	$9,557	$6,876	$17,989	$13,684
Gross margin as a percentage of sales	33%	31%	34%	31%

The results of operations for the three-month and six-month periods ended March 29, 2003, contain the financial activity from IDS since the date of its acquisition on January 22, 2003, while the comparative prior year periods do not contain IDS’ operating results. See Note 8 of the Notes to Consolidated Financial Statements within this Form 10-Q filing for more information concerning the acquisition of IDS. For the three months and six months ended March 29, 2003, IDS contributed approximately $1.7 million of net sales to the commercial market of our microelectronic segment, and approximately $3.4 million of net sales to the commercial market of our display segment.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data expressed as a percentage of net sales.

	Three months ended		Six months ended

	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.6%	69.0%	65.6%	68.6%

Gross profit	33.4%	31.0%	34.4%	31.4%
Research and development	5.0%	4.6%	5.0%	4.9%
Selling, general and administrative	14.4%	15.8%	15.5%	15.9%
Amortization of goodwill and intangible assets	1.0%	1.8%	0.6%	1.8%

Total operating expenses	20.4%	22.2%	21.1%	22.6%
Interest expense	0.2%	0.0%	0.1%	0.1%
Interest income	-0.2%	-0.2%	-0.2%	-0.2%

Income before taxes	13.0%	9.0%	13.4%	8.9%
Income tax provision	4.3%	3.1%	4.4%	3.4%

Net income	8.7%	5.9%	9.0%	5.5%

Three Month Period Ended March 29, 2003 Compared to the Three Month Period Ended March 30, 2002

Net Sales

Net sales consist of revenue generated from shipments of our products to our customers less returns and allowances. Net sales were $28.6 million for the three months ended March 29, 2003, an increase of $6.5 million, or 29%, from $22.1 million for the three months ended March 30, 2002. Net sales for the three months ended March 29, 2003 included $5.1 million from IDS.

•	Military/industrial sales in the microelectronic segment were $10.4 million for the three months ended March 29, 2003, an increase of $3.1 million, or approximately 41%, from $7.3 million for the three months ended March 30, 2002. The increase was primarily due to an increase in the number of parts sold and an increase in the average unit-selling price.

•	Commercial sales in the microelectronic segment were $4.5 million for the three months ended March 29, 2003, an increase of $0.5 million, or approximately 14%, from $4.0 million for the three months ended March 30, 2002. Commercial sales in the microelectronic segment for the three months ended March 29, 2003 included $1.7 million from IDS, which offset a $1.1 million decrease in sales to the telecommunication and data communication markets.

•	Military/industrial sales in the display segment were $2.7 million for the three months ended March 29, 2003, a decrease of $0.6 million, or approximately 17%, from $3.3 million for the three months ended March 30, 2002. The decrease was due to a decrease in orders.

•	Commercial sales in the display segment were $11.0 million for the three months ended March 29, 2003, an increase of $3.5 million, or approximately 46%, from $7.5 million for the three months ended March 30, 2002. The increase was primarily due to the inclusion of $3.4 million of sales from IDS.

Approximately $3.9 million of display sales for the three months ended March 29, 2003 came from one customer, Garmin International, Inc., accounting for approximately 14% of our total sales and 29% of total display segment sales for the three months ended March 29, 2003. Another display customer, General Electric Company, accounted for approximately 7% of our total sales and 15% of display segment sales for the three months ended March 29, 2003. One of our microelectronic customers, Raytheon Co., accounted for approximately 7% of our total sales and 13% of our microelectronic sales for the three months ended March 29, 2003. Whirlpool Corp., accounted for approximately 5% of our total sales and 10% of display segment sales for the quarter ended March 29, 2003. No other customer accounted for more than 10% of segment, or total, sales for the period.

We expect that our total sales will increase significantly in the future with the addition of IDS. For the three months ended March 29, 2003, IDS contributed sales of $5.1 million since its acquisition on January 22, 2003.

Our sales historically have not been seasonal over the course of a year.

Gross Profit

Gross profit is the result of net sales less material, direct labor and manufacturing overhead costs. Gross profit was $9.6 million for the three months ended March 29, 2003, an increase of $2.7 million, or approximately 39%, from $6.9 million for the three months ended March 30, 2002. Gross margin as a percentage of sales was approximately 33% for the three months ended March 29, 2003, compared to approximately 31% for the three-month period ended March 30, 2002. For the three months ended March 29, 2003, IDS contributed $1.1 million in gross profit.

Gross profit for the microelectronic segment was $6.6 million for the three months ended March 29, 2003, an increase of $2.3 million, or approximately 54%, from $4.3 million for the three months ended March 30, 2002. Gross margin as a percentage of microelectronic segment sales was approximately 44% for the three months ended March 29, 2003, compared to approximately 38% for the three months ended March 30, 2002. The majority of the increase in gross margin came from an increase in military/industrial sales in the microelectronic segment. The product mix in the microelectronic segment shifted to a greater number of military products, which have a higher selling price and higher gross margin than commercial products. Gross profit for the microelectronic segment for the three months ended March 29, 2003 included approximately $0.5 million from IDS.

Gross profit for the display segment was $3.0 million for the three months ended March 29, 2003, an increase of $0.4 million, or approximately 14%, from $2.6 million for the three months ended March 30, 2002. Gross margin as a percentage of display segment sales was approximately 22% for the three months ended March 29, 2003, compared to approximately 24% for the three months ended March 30, 2002. This change was primarily due to a decrease in sales of military/industrial components, which typically carry a higher gross margin than commercial displays and components, which was offset by the contribution from IDS of approximately $0.7 million.

We anticipate that gross margins as a percentage of sales after the inclusion of IDS will decrease slightly as IDS sells primarily into commercial markets. IDS’ gross margins have historically been consistent with our commercial gross margins.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $1.4 million for the three months ended March 29, 2003, an increase of $0.4 million, or approximately 41%, from $1.0 million for the three months ended March 30, 2002. This increase was attributable to an increase in research and development expenses of $0.1 million in the microelectronic segment and $0.3 million in the display segment. The three months ended March 29, 2003, included $0.2 million of research and development expenses for IDS. As a percentage of sales, research and development expenses have remained consistent and average approximately 5% of sales. We are committed to research and development of new and existing products and expect research and development expenses to remain at approximately the same percentage of sales in the future following the addition of IDS.

Ongoing product development projects for the microelectronic segment include new packaging designs for memory products to include SDRAM and SSRAM, in addition to microprocessor modules and ball grid array products; continuing development of anti-tamper technology; and qualification of new semiconductor products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of compensation, selling (such as commissions), information technology and corporate administrative expenses. Selling, general and administrative expenses were $4.1 million for the three months ended March 29, 2003, an increase of $0.6 million, or approximately 18%, from $3.5 million for the three months ended March 30, 2002. This increase was primarily due to a $0.3 million increase in general and administrative expenses and an increase in selling expenses of $0.3 million over the comparable period mainly because of higher commission and payroll expenses and the inclusion of IDS expenses of $0.5 million.

Selling, general and administrative expenses as a percentage of sales were approximately 14% and 16% for the three months ended March 29, 2003 and March 30, 2002, respectively. IDS contributed approximately $0.2 million of general and administrative expenses and approximately $0.3 million of selling expenses for the three months ended March 29, 2003. IDS’ selling, general and administrative expenses as a percentage of sales have historically been consistent with our selling, general and administrative expenses. As a result, we expect selling, general and administrative expenses as a percentage of sales to remain relatively consistent with the addition of IDS.

Interest Expense

Interest expense consists of interest expense on our debt. Interest expense was $44,000 for the three months ended March 29, 2003, an increase of $35,000 from $9,000 for the three months ended March 30, 2002. Interest expense for the three months ended March 30, 2002 related to the outstanding balance on our term loan, which was paid off during fiscal year 2002. Interest expense for the three months ended March 29, 2003 related to our assumption of approximately $6.9 million of debt in connection with the acquisition of IDS.

Interest Income

Interest income consists of interest earned on our cash balances in various types of interest bearing accounts. Interest income was $43,000 for the three months ended March 29, 2003, a decrease of $5,000 compared to $48,000 for the three months ended March 30, 2002. This decrease was attributable to the decrease in cash equivalents between periods primarily as a result of the acquisition of IDS.

Amortization of Goodwill and Intangible Assets

We adopted the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, on September 29, 2002, and are not amortizing goodwill. Therefore, amortization expense for the three months ended March 30, 2002 included $377,000 of goodwill, and no goodwill expense was taken for the three months ended March 29, 2003. Please refer to Note 11 of the Notes to Consolidated Financial Statements within this Form 10-Q for the pro forma effect of goodwill expense on net income for the comparative periods.

We treated the acquisition of IDS as a purchase under SFAS No. 141, Business Combinations (SFAS 141); and we have accounted for the related goodwill and intangible assets as stated in SFAS No. 142. Refer to Note 8 of the Notes to Consolidated Financial Statements within this Form 10-Q for a detailed analysis of the recorded intangible assets. Intangible asset amortization expense for the three-month period ended March 29, 2003 totaled $277,000. Approximately $21,000 of quarterly amortization expense relates to intangible assets recorded in the EDI/Bowmar merger, while the rest relates to IDS intangible assets.

Income Taxes

Income tax expense consists of current and deferred federal and state income taxes. Income tax expense was $1.2 million for the three months ended March 29, 2003, compared to $0.7 million for the three months ended March 30, 2002. The effective tax rate was approximately 33% for the three months ended March 29, 2003, compared to approximately 38% for the three months ended March 30, 2002. This decrease was principally due to the utilization of available tax credits and foreign sales tax credits.

Six Month Period Ended March 29, 2003 Compared to the Six Month Period Ended March 30, 2002

Net Sales

Net sales were $52.2 million for the six months ended March 29, 2003, an increase of $8.7 million, or 20%, from $43.5 million for the six months ended March 30, 2002. Net sales for the six months ended March 29, 2003 included $5.1 million from IDS.

•	Military/industrial sales in the microelectronic segment were $20.5 million for the six months ended March 29, 2003, an increase of $5.1 million, or approximately 33%, from $15.4 million for the six months ended March 30, 2002. The increase was primarily due to an increase in the number of parts sold and an increase in the average unit-selling price.

•	Commercial sales in the microelectronic segment were $8.2 million for the six months ended

March 29, 2003, an increase of $0.6 million, or approximately 7%, from $7.6 million for the six months ended March 30, 2002. Commercial sales in the microelectronic segment for the six months ended March 29, 2003 included $1.7 million from IDS, which offset a $1.1 million decrease in sales to the telecommunication and data communication markets.

•	Military/industrial sales in the display segment were $5.3 million for the six months ended March 29, 2003, a decrease of $1.8 million, or approximately 26%, from $7.1 million for the six months ended March 30, 2002. The decrease was due to a decrease in orders.

•	Commercial sales in the display segment were $18.3 million for the six months ended March 29, 2003, an increase of $4.9 million, or approximately 37%, from $13.4 million for the six months ended March 30, 2002. The increase was primarily due to the inclusion of $3.4 million of sales from IDS.

Approximately $7.2 million of display sales for the six months ended March 29, 2003 came from one customer, Garmin, accounting for approximately 14% of our total sales and 31% of total display segment sales for the six months ended March 29, 2003. Another display customer, General Electric, accounted for approximately 8% of our total sales and 18% of display segment sales for the six months ended March 29, 2003. One of our microelectronic customers, Raytheon, accounted for approximately 5% of our total sales and 10% of our microelectronic sales for the six months ended March 29, 2003. No other customer accounted for more than 10% of segment, or total, sales for this period.

We expect that our total sales will increase significantly in the future with the addition of IDS. For the six months ended March 29, 2003, IDS contributed sales of $5.1 million since its acquisition on January 22, 2003.

Our sales historically have not been seasonal over the course of a year.

Gross Profit

Gross profit was $18.0 million for the six months ended March 29, 2003, an increase of $4.3 million, or approximately 31%, from $13.7 million for the six months ended March 30, 2002. Gross margin as a percentage of sales was approximately 34% for the six months ended March 29, 2003, compared to approximately 31% for the six-month period ended March 30, 2002. For the six months ended March 29, 2003, IDS contributed $1.1 million in gross profit.

Gross profit for the microelectronic segment was $12.8 million for the six months ended March 29, 2003, an increase of $4.0 million, or approximately 46%, from $8.8 million for the six months ended March 30, 2002. Gross margin as a percentage of microelectronic segment sales was approximately 45% for the six months ended March 29, 2003, compared to approximately 38% for the six months ended March 30, 2002. The majority of the increase in gross margin came from an increase in military/industrial sales in the microelectronic segment. The product mix in the microelectronic segment shifted to a greater number of military products, which have a higher selling price and higher gross margin than commercial products. Gross profit for the microelectronic segment for the six months ended March 29, 2003 included approximately $0.5 million from IDS.

Gross profit for the display segment was $5.2 million for the six months ended March 29, 2003, an increase of $0.3 million, or approximately 5%, from $4.9 million for the six months ended March 30, 2002. Gross profit for the display segment for the six months ended March 29, 2003 included approximately $0.6 million from IDS. Gross margin as a percentage of display segment sales was approximately 22% for the six months ended March 29, 2003, compared to approximately 24% for the six months ended March 30, 2002. This change was primarily due to a decrease in sales of military/industrial components, which typically carry a higher gross margin than commercial displays and components.

We anticipate that gross margins as a percentage of sales after the inclusion of IDS will decrease slightly as IDS sells primarily into commercial markets. IDS’ gross margins have historically been consistent with our commercial gross margins.

Research and Development Expenses

Research and development expenses were $2.6 million for the six months ended March 29, 2003, an increase of $0.5 million, or approximately 23%, from $2.1 million for the six months ended March 30, 2002. This increase was attributable to an increase in research and development expenses of $0.3 million in the microelectronic segment and $0.2 million in the display segment. The six months ended March 29, 2003, included $0.2 million of research and development expenses for IDS. As a percentage of sales, research and development expenses have remained consistent and average approximately 5% of sales. We are committed to research and development of new and existing products and expect research and development expenses to remain at approximately the same percentage of sales in the future following the addition of IDS.

Ongoing product development projects for the microelectronic segment include new packaging designs for memory products to include SDRAM and SSRAM, in addition to microprocessor modules and ball grid array products; continuing development of anti-tamper technology; and qualification of new semiconductor products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.1 million for the six months ended March 29, 2003, an increase of $1.2 million, or approximately 17%, from $6.9 million for the six months ended March 30, 2002. This increase was primarily due to a $0.7 million increase in general and administrative expenses and an increase in selling expenses of $0.5 million over the comparable period mainly because of higher commission and payroll expenses due to an increase of salespersons.

Selling, general and administrative expenses as a percentage of sales remained flat at approximately 16% for the six months ended March 29, 2003 and March 30, 2002. IDS contributed approximately $0.2 million of general and administrative expenses and approximately $0.3 million of selling expenses for the six months ended March 29, 2003. IDS’ selling, general and administrative expenses as a percentage of sales have historically been consistent with our selling, general and administrative expenses. As a result, we expect selling, general and administrative expenses as a percentage of sales to remain consistent with the addition of IDS.

Interest Expense

Interest expense was $44,000 for the six months ended March 29, 2003, an increase of $17,000 from $27,000 for the six months ended March 30, 2002. Interest expense for the six months ended March 30, 2002 related to the outstanding balance on our term loan, which was paid off during fiscal year 2002. Interest expense for the six months ended March 29, 2003 related to our assumption of approximately $6.9 million of debt in connection with the acquisition of IDS.

Interest Income

Interest income was $109,000 for the six months ended March 29, 2003, an increase of $36,000 compared to $73,000 for the six months ended March 30, 2002. This increase was attributable to the increase in cash equivalents between periods primarily as a result of the reinvestment of cash flows from operations.

Amortization of Goodwill and Intangible Assets

We adopted the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, on September 29, 2002, and are not amortizing goodwill. Therefore, amortization expense for the six months ended March 30, 2002 included $749,000 of goodwill, while no goodwill expense was taken for the six months ended March 29, 2003. Please refer to Note 11 of the Notes to Consolidated Financial Statements within this Form 10-Q for the pro forma effect of goodwill expense on net income for the comparative periods.

We treated the acquisition of IDS as a purchase under SFAS No. 141, Business Combinations (SFAS 141); and we have accounted for the related goodwill and intangible assets as stated in SFAS No. 142. Refer to Note 8 of the Notes to Consolidated Financial Statements within this Form 10-Q for a detailed analysis of the recorded intangible assets. Intangible asset amortization expense for the six-month period ended March 29, 2003 totaled $299,000. Approximately $43,000 of six-month amortization expense relates to intangible assets recorded in the EDI/Bowmar merger, while the rest relates to IDS intangible assets.

Income Taxes

Income tax expense was $2.3 million for the six months ended March 29, 2003, compared to $1.5 million for the six months ended March 30, 2002. The effective tax rate was approximately 33% for the six months ended March 29, 2003, compared to approximately 38% for the six months ended March 30, 2002. This decrease was principally due to the utilization of available tax credits and foreign sales tax credits.

Liquidity and Capital Resources

Cash on hand as of April 26, 2003 totaled $11.5 million. During the first six months of fiscal year 2003, cash provided by operating activities was approximately $9.0 million. The sum of net income, depreciation, and amortization totaled approximately $6.5 million for this period. Capital expenditures for the period were approximately $1.0 million.

Accounts receivable increased $5.4 million from the fiscal year ended September 28, 2002, including $4.8 million of IDS accounts receivable. The current accounts receivable balance of $20.3 million represents 71% of the current quarterly sales rate and is higher than the 63% ratio at September 28, 2002. The increase is due to increased March shipments compared to September 2002 shipments, as 60% of the quarterly sales for the second quarter of fiscal year 2003 shipped in March, compared to 48% in September 2002.

Inventory was higher at March 29, 2003, compared to September 29, 2002, because of $2.4 million of IDS inventory. A high volume of inventory was turned at the end of the period, which supported the net sales numbers for the quarter. The current inventory balance, as well as the inventory that was on order at the end of the period, takes into account anticipated third and fourth quarter production requirements. Total ending inventory when compared to the current quarterly sales rate decreased to 59% of second quarter fiscal year 2003 net sales from 68% of fourth quarter fiscal year 2002 net sales.

Accounts payable and accrued expenses as of March 29, 2003, were $5.0 million higher than at the end of fiscal 2002. This increase includes $3.4 million of IDS accounts payable and accrued expenses. An increase of accounts payable and accrued expenses, exclusive of the liabilities assumed, produced a cash source of $2.2 million for the six months ended March 29, 2003.

Capital expenditures for the six months ended March 29, 2003, totaled approximately $1.0 million. Approximately $0.7 million was spent on production equipment for the microelectronic manufacturing facilities. The remaining capital expenditure funds were spent on computer equipment and leasehold improvements for both the microelectronic and display divisions.

We have a $12.0 million revolving line of credit with Bank One, which was increased from $8.0 million in March 2003. Borrowings under the line of credit bear interest at either LIBOR plus 1.5% or the Bank One prime rate. The line of credit matures on March 28, 2004. We borrowed $6.1 million on the line of credit in the second quarter of 2003 to pay off the assumed long-term debt from our acquisition of IDS. The funds were drawn temporarily on the credit line until a term loan was secured. A term loan in the amount of $6.0 million was obtained from Bank One on March 13, 2003, the proceeds were used to repay borrowings on the line of credit. The term loan bears interest at LIBOR plus 1.5% and matures in March 2008. As of the end of March 2003, a balance of $128,000 remained on the credit line at an annual interest rate of 4.25%.

We are in compliance with all debt covenant requirements of the loan agreements. We believe that our existing liquidity sources, including our expected cash flows from operations, our existing cash reserves, our existing credit facilities and other financing sources, will satisfy our cash requirements for at least the next twelve months.

The following table sets forth our contractual cash obligations:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of March 29, 2003

					After
	Total	1 year	2-3 years	4-5 years	5 years

Long-term debt	$6,000	$400	$800	$800	$4,000
Capital lease obligations	81	12	50	19	—
Operating leases	6,517	877	2,592	2,332	716

Total Contractual Cash Obligations	$12,598	$1,289	$3,442	$3,151	$4,716

Special Note Concerning Forward Looking Statements

Certain matters discussed in this document contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. The words “believe,” “expect,” “anticipate” and other similar statements of expectations identify forward-looking statements. Forward looking statements in this report include expectations regarding the future demand for the Company’s products; expectations regarding future sales in the telecommunications and data communications markets, expectations regarding future interest expense, the effect of interest rate changes; the appropriateness and amounts of expected future research and development expenditures; the availability of future cash from operations and funding sources for expected capital expenditures and liquidity for the next twelve months; the effect of accounting changes on amortization of goodwill; the effect of IDS net sales, margins, and operating expenses on future Company consolidated financials; the expectations of gross margin percentages in the future; and the expectation that international sales will continue to account for a significant portion of the Company’s net sales, all of which speak only as of the date the statement is made. These forward-looking statements are based largely on management’s expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company’s control. Certain risks that could cause results to differ materially from management’s expectations are described in Exhibit 99.1 filed with this Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended September 28, 2002, under the heading “Risk Factors”. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements include difficulties associated with successfully integrating the Company’s and IDS’ businesses and technologies; the loss of a principal customer; the inability to procure required components; any downturn in the semiconductor and telecommunications markets which could cause a decline in selling unit prices; reductions in military spending; increases in interest rates; and changes or restrictions in the practices, rules and regulations relating to sales in international markets. We urge you to carefully consider the risks and uncertainties that could cause actual results to differ materially from management’s expectations.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 29, 2003 the Company had approximately $128,000 outstanding against its revolving line of credit with Bank One, and the full amount was paid by March 31, 2003. The Company also had a term loan with Bank One in the amount of $6.0 million. Interest on the Company’s debt is computed as LIBOR plus 1.5%, or at the Bank One prime rate. The interest rate on the credit line was based on the Bank One prime rate and was 4.25% of March 29, 2003; and the interest rate on the term loan based on LIBOR and was 2.77%.

The Company is subject to changes in LIBOR based on market interest rate fluctuations. A 1% fluctuation in the LIBOR rate would increase interest expense by $15,000 per quarter. The Company believes that moderate interest rate increases will not have a material adverse impact on its results of operations, or financial position, in the foreseeable future.

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

PART II OTHER INFORMATION

ITEM 4

SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

a)	The Annual Meeting of the Shareholders was held on February 27, 2003.

b)	At that meeting all of the then current directors were re-elected. The votes were as follows:

Name	Number of Shares Voted	For	Withhold Authority

Norman T. Hall	16,615,710	16,263,046	352,664
Thomas M. Reahard	16,615,710	16,285,546	330,164
Hamid R. Shokrgozar	16,615,710	15,459,160	1,156,550
Thomas J. Toy	16,615,710	16,263,146	352,564
Edward A. White	16,615,710	16,404,403	211,307

c)	At that meeting the shareholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending September 27, 2003. The vote was as follows:

Number of Shares Voted	For	Against	Abstain

16,615,710	16,320,074	267,982	27,654

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

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Annual Report on Form 10-K filed December 24, 1998).

3.2	Amended and Restated Code of By-laws (incorporated herein by reference to Exhibit 3.2 to Annual Report on Form 10-K filed December 24, 1998).

4.1A	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.41	Fourth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective January 13, 2003 (incorporated herein by reference to Exhibit 10.41 to Quarterly Report on Form 10-Q filed February 11, 2003).

*10.42	Fifth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 13, 2003.

*10.43	Term loan agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 13, 2003.

*10.44	Modification letter to Term loan agreement between Bank One N.A. and White Electronic Designs Corporation, effective April 24, 2003.

*99.1	Risk Factors of White Electronic Designs Corporation and Subsidiaries.

*99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*99.3	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

b.     Reports on Form 8-K.

Form 8-K filed January 24, 2003 with the Securities Exchange Commission regarding the acquisition of Interface Data Systems, Inc.

Form 8-K filed January 30, 2003 with the Securities Exchange Commission regarding information disclosed via a press release on January 29, 2003.

Form 8-K/A filed April 7, 2003 with the Securities Exchange Commission regarding the acquisition of Interface Data Systems, Inc.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

/S/ Hamid R. Shokrgozar

Chief Executive Officer

/S/ William J. Rodes

William J. Rodes Chief Accounting Officer

Dated: May 12, 2003

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ William J. Rodes

William J. Rodes Chief Accounting Officer

Exhibit Index

*10.42	Fifth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 13, 2003.

*10.43	Term loan agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 13, 2003.

*10.44	Modification letter to Term loan agreement between Bank One N.A. and White Electronic Designs Corporation, effective April 24, 2003.

*99.1	Risk Factors of White Electronic Designs Corporation and Subsidiaries.

*99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*99.3	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.