Form 10-Q
period 2003-06-28
WHITE ELECTRONIC DESIGNS CORP
filed 2003-08-12
CIK 13606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 28, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X     No

At August 7, 2003, 23,912,730 shares of the Registrant’s Common Stock were outstanding.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4 CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit Index
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	June 28,	September 28,
	2003	2002

ASSETS
Current Assets
Cash	$15,555	$12,097
Accounts receivable, less allowance for doubtful accounts of $518 and $626	22,064	14,916
Inventories, net	18,185	16,109
Prepaid expenses	1,431	575
Deferred income taxes	2,877	3,995

Total Current Assets	60,112	47,692
Property, plant and equipment, net	15,880	10,481
Deferred income tax asset	—	3,122
Goodwill, net	16,493	6,516
Intangible assets, net	6,749	370
Other assets, net	409	185

Total Assets	$99,643	$68,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities Current portion, long term debt	$351	$—
Accounts payable	9,029	6,037
Accrued salaries and benefits	2,750	2,344
Accrued expenses	3,187	3,407
Deferred revenue	4,423	435

Total Current Liabilities	19,740	12,223
Long term debt	4,822	—
Accrued long-term pension liability	471	671
Deferred income tax liability	1,183	—
Other long term liabilities	667	702

Total Liabilities	26,883	13,596

Shareholders’ Equity	72,760	54,770

Total Liabilities and Shareholders’ Equity	$99,643	$68,366

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars except share data)

	Three months ended		Nine months ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net sales	$32,214	$23,204	$84,456	$66,724
Cost of sales	21,790	15,855	56,043	45,691

Gross profit	10,424	7,349	28,413	21,033

Operating expenses:
Research and development	1,621	1,006	4,260	3,149
Selling, general and administrative	4,365	3,693	12,476	10,616
Amortization of goodwill	—	378	—	1,126
Amortization of intangible assets	402	21	701	63

Total operating expenses	6,388	5,098	17,437	14,954

Operating income	4,036	2,251	10,976	6,079
Interest expense	40	47	84	74
Interest income	(43)	(40)	(152)	(112)

Income before income taxes	4,039	2,244	11,044	6,117
Provision for income taxes	1,326	843	3,631	2,326

Net income	$2,713	$1,401	$7,413	$3,791

Basic net income per share	$0.13	$0.07	$0.36	$0.19
Basic weighted average common shares	20,975,359	19,893,154	20,552,630	19,745,274

Diluted net income per share	$0.12	$0.07	$0.34	$0.18
Diluted weighted average-common shares and equivalents	22,220,548	20,852,452	21,956,702	20,814,907

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Nine months ended
	June 28,	June 29,
	2003	2002

Net cash provided by operating activities	$14,133	$7,468

INVESTING ACTIVITIES:
Acquisition of property, plant & equipment	(1,877)	(4,321)
Cash paid for acquisition, net of cash acquired	(8,391)	—

Net cash used in investing activities	(10,268)	(4,321)

FINANCING ACTIVITIES:
Borrowings on line of credit	6,128	—
Repayments on line of credit	(6,128)	—
Borrowings under long-term debt	6,000	3,083
Retirement of long-term debt	(7,768)	(1,662)
Issuance of common stock	1,361	1,561

Net cash provided by/(used in) financing activities	(407)	2,982

Net change in cash	$3,458	$6,129
Cash at beginning of year	12,097	5,032

Cash at end of quarter	$15,555	$11,161

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock and common stock options for acquisition of Interface Data Systems, Inc.	$9,072	—
Issuance of common stock relating to the acquisition of Panelview, Inc.	—	$128

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     INTERIM FINANCIAL INFORMATION

The condensed consolidated balance sheet as of June 28, 2003, the consolidated statements of operations for the three months and nine months ended June 28, 2003 and June 29, 2002, and the condensed consolidated statements of cash flows for the nine months ended June 28, 2003 and June 29, 2002, have been prepared by the Company and are unaudited. The consolidated condensed balance sheet as of September 28, 2002, was derived from the audited consolidated financial statements. It is the opinion of management that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002. The results of operations for the three months and nine months ended June 28, 2003 are not necessarily indicative of the operating results for the full year.

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

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148). As allowed by SFAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) in accounting for its stock option plans. Accordingly, since all options are issued with exercise prices greater than or equal to the market price on the grant date, no compensation cost has been recognized for the stock option plans.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The pro forma information required under SFAS 123 for the three months and nine months ended June 28, 2003 and June 29, 2002 is as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	(In thousands of dollars except per share information):

	Three months ended		Nine months ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net income — as reported	$2,713	$1,401	$7,413	$3,791
Stock compensation expense — net of tax	(250)	(457)	(751)	(1,371)

Net income — pro forma	$2,463	$944	$6,662	$2,420

Basic earnings per share — as reported	$0.13	$0.07	$0.36	$0.19
Basic earnings per share — pro forma	$0.12	$0.05	$0.32	$0.12

Diluted earnings per share — as reported	$0.12	$0.07	$0.34	$0.18
Diluted earnings per share — pro forma	$0.11	$0.05	$0.30	$0.12

The stock compensation expense was estimated for these options using the Black-Scholes option pricing model using the following weighed average assumptions:

Expected option term (years)	5.78
Risk free interest rate	3.29%
Volatility	122.67%
Dividends	none

2.     PUBLIC OFFERING OF COMMON STOCK

In August 2003, we completed an underwritten public offering of our common stock, which provided aggregate net proceeds to us (after deducting underwriting discounts and commissions and offering expenses) of approximately $22.0 million. We initially sold 2,200,000 shares of our common stock under the offering on July 8, 2003 and an additional 202,874 shares of common stock on August 1, 2003 following the exercise by the underwriters of an over-allotment option. Two selling shareholders also participated in the offering and sold an aggregate of 2,772,126 shares of common stock held by them. We did not receive any proceeds from the sale of the selling shareholders’ shares. In July 2003, we used a portion of the proceeds from the offering to repay all outstanding amounts owing under our term loan with Bank One. We expect to use the remaining net proceeds of the offering for potential future acquisitions and general corporate purposes, including expansion of our research and development relating to new products and our anti-tamper technology for microelectronic products.

3.     EARNINGS PER SHARE

SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all potential dilutive common shares that were outstanding during the period unless they are antidilutive. Potential dilutive common shares consist of the incremental common shares that could be issued upon exercise of stock options.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended
	June 28, 2003			June 29, 2002

	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount

Net Income	$2,713,000			$1,401,000

Basic EPS
Earnings available to common stockholders	$2,713,000	20,975,359	$0.13	$1,401,000	19,893,154	$0.07

Effects of Dilutive Securities
Dilutive effect of stock options		1,245,189			959,298

Dilutive EPS
Earnings available to common stockholders	$2,713,000	22,220,548	$0.12	$1,401,000	20,852,452	$0.07

Options excluded from the calculation of diluted net income per share were 297,132 and 359,000, as the exercise price was greater than the average share price for the period.

	Nine months ended
	June 28, 2003			June 29, 2002

	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount

Net Income	$7,413,000			$3,791,000

Basic EPS
Earnings available to common stockholders	$7,413,000	20,552,630	$0.36	$3,791,000	19,745,274	$0.19

Effects of Dilutive Securities
Dilutive effect of stock options		1,404,072			959,446
Shares issued for Panelview acquisition		—			110,187

Dilutive EPS
Earnings available to common stockholders	$7,413,000	21,956,702	$0.34	$3,791,000	20,814,907	$0.18

Options excluded from the calculation of diluted net income per share were 297,132 and 374,000, as the exercise price was greater than the average share price for the period.

4. INVENTORIES

Net inventories consist of the following (in thousands of dollars):

	As of
	June 28, 2003	September 28, 2002

Raw materials	$10,822	$9,546
Work-in-process	5,389	5,215
Finished goods	1,974	1,348

Total net inventories	$18,185	$16,109

Reserve for excess and obsolete inventories	$5,795	$4,876

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. GOODWILL

The changes in the carrying amount of goodwill are as follows (in thousands of dollars):

		Micro-
	Display	Electronics	Total

Balance as of September 28, 2002	$6,516	$—	$6,516
Reclassification of previously reported Indefinite-lived intangible asset	—	17	17
Goodwill acquired in IDS Acquisition	1,803	8,157	9,960

Balance as of June 28, 2003	$8,319	$8,174	$16,493

6. INTANGIBLE ASSETS

Net intangible assets consist of the following (in thousands of dollars):

		Accumulated
Asset	Gross Amount	Amortization	Net Amount

Intangible assets Pension related prior period service cost	$260		$260
Existing technology, Bowmar-EDI merger	427	(399)	28
IDS acquisition:
Non-compete agreements	400	(67)	333
Contracted backlog	600	(375)	225
Existing technology	2,000	(83)	1,917
Customer relationships	4,100	(114)	3,986

Total intangible assets	$7,787	$(1,038)	$6,749

	Nine months ending	Estimated through
	June 28, 2003	September 27, 2003

Aggregate Amortization Expense	$701	$1,108

Estimated Aggregate Amortization Expense
for the Next Five Fiscal Years:

Remainder of 2003	$407
2004	$640
2005	$607
2006	$473
2007	$473
2008	$473
Thereafter	$3,676

$6,749

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following (in thousands of dollars):

	As of
	June 28, 2003	September 28, 2002

Land	$897	$246
Buildings and improvements	4,537	634
Machinery and equipment	14,329	11,527
Tooling	—	1,487
Furniture and fixtures	2,618	2,259
Leasehold improvements	1,888	2,121
Construction/assets in progress	192	—

Total, at cost	24,461	18,274
Less accumulated depreciation and amortization	(8,581)	(7,793)

Property, plant, and equipment, net	$15,880	$10,481

8. ACCRUED EXPENSES

Accrued expenses consists of the following major categories (in thousands of dollars):

	As of
	June 28, 2003	September 28, 2002

Sales commissions	$975	$648
Income taxes	8	1,392
Warranty reserve	1,079	798
Other accruals	1,125	569

Total accrued expenses	$3,187	$3,407

9. OPERATIONS BY BUSINESS SEGMENT

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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s second business segment is the display segment. The display segment manufactures enhanced viewing liquid crystal displays and interface devices. Enhanced viewing liquid crystal displays can be either ruggedized or commercial. Ruggedized displays are manufactured to perform in harsh environmental conditions, while commercial display products offer greater viewing performance than off-the-self displays, but are not designed for harsh environmental conditions. Interface devices include electromechanical components, ruggedized keyboards, aircraft trim panels, rotating devices, membrane keypads, silver flexible circuits, graphic overlays, control panels, and keypad/controller assemblies. The display segment serves a number of markets, to include transportation, GPS systems, military avionics, commercial avionics, home appliances, outdoor kiosks, medical patient monitors, and various military applications.

The Company’s segments have common customers, mainly in the aerospace and defense industries. Different purchasing groups within the customers’ parent company, however, usually purchase the products from each segment. There are no inter-segment sales.

The assets identified by segment are those assets used in the Company’s operations and do not include general corporate assets such as cash, or deferred tax assets.

The Company sells its products primarily to original equipment manufacturers, or electronic assembly houses in the United States. One customer from the display segment, Garmin International, accounted for 13% of total Company net sales for the nine months ended June 28, 2003. The loss of this customer would have a material effect on the Company’s results of operations.

A significant portion of the Company’s business activity in each segment is from contractors who have contracts with the United States Department of Defense.

	Three months ended		Nine months ended
(In thousands of dollars)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net sales
Microelectronics	$16,175	$12,444	$44,867	$35,450
Display	16,039	10,760	39,589	31,274

Total net sales	$32,214	$23,204	$84,456	$66,724

Income before tax
Microelectronics	$2,941	$2,151	$9,592	$5,213
Display	1,098	93	1,452	904

Total income before tax	$4,039	$2,244	$11,044	$6,117

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		As of
Identifiable Assets	June 28, 2003	September 28, 2002	June 29, 2002

Microelectronics	$43,963	$25,909	$23,702
Display	36,839	23,857	24,463
General corporate	18,841	18,600	14,113

Total assets	$99,643	$68,366	$62,278

10.     ACQUISITION OF INTERFACE DATA SYSTEMS

On January 22, 2003, the Company acquired 100% of the voting stock of Interface Data Systems, Inc. (“IDS”), a privately held corporation headquartered in Phoenix, Arizona. The results of IDS’ operations have been included in the consolidated financial statements since that date. IDS designs and manufactures membrane keypads, silver flexible circuits, graphic overlays, sensors, electro luminescent lamps, control panels, keypad/controller assemblies, and handheld and desktop electronic devices for original equipment manufacturers. IDS sells to the home appliance, consumer electronics, industrial process controls, medical and communications industries. IDS has manufacturing facilities in Phoenix, Arizona and Columbus, Ohio and has a network of strategic manufacturing alliances in China and Taiwan. The acquisition of IDS expands the Company’s product offerings and allows the Company to provide system and subsystem level solutions to our customers.

The purchase price of the acquisition was $18.5 million, which included a cash payment of $9.0 million; 577,595 shares of the Company’s common stock issued at $7.99 per share (based on the average closing price for the three days prior to the acquisition close date) totaling $4,614,984; the assumption of certain IDS employee stock options and warrants with a value of $4,456,539; and $473,424 of acquisition costs. A total of 469,409 of the Company’s stock options were issued, based on an exchange ratio of .3377, for certain IDS employee stock options. Additionally, approximately 169,000 warrants for shares of the Company’s common stock were issued, based on an exchange ratio of .3377, for certain IDS warrants. IDS will continue to operate as a wholly owned subsidiary of the Company. The net sales from the Columbus, Ohio location have been included in the Company’s display segment, while the net sales from the IDS Phoenix, Arizona location have been included in both the display and microelectronic segments.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The acquisition was treated as a purchase under SFAS No. 141, Business Combinations (SFAS 141) and the related goodwill and intangible assets are being accounted for as stated in SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). The Company used independent appraisers and valuation experts to assist in the allocation of the purchase price. At this time, the valuation of the IDS Phoenix, Arizona real estate asset is not complete. An initial valuation of $3.2 million has been placed on that asset for purposes of this preliminary purchase price calculation. When the final appraisal is complete, assets and goodwill will be adjusted accordingly. The following table represents a preliminary allocation of the purchase price:

Purchase price:
Cash paid	$9,000,000
Stock issued	4,614,984
Options and warrants	4,456,539
Transaction costs paid	473,424

Purchase price	18,544,947
Liabilities assumed	13,380,432

Total purchase cost	$31,925,379

Tangible assets acquired	$14,865,272
Intangible assets acquired	7,100,000

Acquired goodwill	$9,960,107

None of the goodwill is deductible for tax purposes. The breakdown of goodwill and intangible assets is as follows:

(In thousands of dollars)	Amortization		Micro-
Asset	Period (in years)	Display	Electronics	Total

Goodwill		$1,803	$8,157	$9,960

Intangible assets Non-compete agreements	2.5	200	200	400
Contracted backlog	0.67	194	406	600
Existing technology	10	1,319	681	2,000
Customer relationships	15	2,704	1,396	4,100

	11.68	$4,417	$2,683	$7,100

Following is an unaudited opening balance sheet for IDS as of January 22, 2003, the date of the acquisition.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars)	January 22, 2003

Assets
Current Assets Cash	$1,082
Accounts Receivable, net	3,166
Inventory	2,566
Deferred income tax	1,016
Prepaid expenses	79

Total Current Assets	7,909
Property, plant, & equipment, net	6,121
Goodwill	9,960
Intangible assets	7,100
Other assets	835

Total Assets Acquired	$31,925

Liabilities
Current Liabilities
Current portion, long term debt	$961
Accounts payable	1,010
Accrued expenses	1,686

Total Current Liabilities	3,657
Long term debt	5,980
Long term deferred tax liability	3,743

Total Liabilities Assumed	13,380

Net Assets Acquired	$18,545

The accompanying unaudited pro forma combined statements of income for the three and nine months ended June 28, 2003 and June 29, 2002 give effect to the acquisition as if it had occurred as of September 30, 2001. The unaudited pro forma combined financial information is included only for purposes of illustration, and does not necessarily indicate what the Company’s operating results would have been if the acquisition of IDS had been completed on the date indicated.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars except share data)
	Three months ended		Nine months ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net sales	$32,214	$30,557	$91,689	$86,659

Income before taxes	$4,262	$2,022	$10,238	$5,332

Net income	$2,863	$1,287	$6,834	$3,310

Basic net income per share	$0.14	$0.06	$0.33	$0.16
Basic weighted average - common shares	20,975,359	20,470,749	20,795,939	20,322,869

Diluted net income per share	$0.13	$0.06	$0.31	$0.15
Diluted weighted average - common shares	22,220,548	21,468,443	22,200,011	21,433,465

11.     CREDIT FACILITY

The Company entered into a five-year term loan through Bank One NA in the amount of $6,000,000 during the second quarter of fiscal year 2003 and used the funds to pay off long-term debt that the Company assumed in connection with the IDS acquisition. The Company repaid $750,000 in April of 2003, and changed the terms of the five-year loan to monthly principal payments of $29,222 and a final payment of approximately $4.0 million. The Company’s buildings have been used as collateral for the loan. In July 2003, the Company used a portion of the proceeds from its 2003 public offering of common stock discussed in Note 2 to repay all outstanding amounts under the term loan.

The Company revised its existing $8.0 million revolving credit agreement with Bank One as of January 13, 2003, to change the interest rate to approximate LIBOR plus 1.5% for certain amounts, or the Bank One Prime Rate. An additional modification was made on March 13, 2003 to increase the limit to $12.0 million.

As of June 28, 2003, the interest rate on the line of credit was 4.00% based on the Bank One Prime Rate. The revolving credit agreement extends until March 28, 2004. As of the date of this Form 10-Q, the Company is in compliance with all of its loan covenants.

Long-term debt consists of the following (in thousands of dollars):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 28, 2003	September 28, 2002

Term loan, Bank One	$5,173	$—
Less current portion	(351)	—

Total long-term debt	$4,822	$—

     Debt maturity schedule:

Fiscal Year

2003	$87
2004	351
2005	351
2006	351
2007 and thereafter	4,033

Total	$5,173

12.     CHANGES IN SHAREHOLDER’S EQUITY

The following table reflects changes in shareholder’s equity (in thousands of dollars):

			Additional	Accumulated			Total Share-
	Common	Treasury	Paid-in	Deficit/	Unearned	Comprehensive	holders'
	Stock	Stock	Capital	Surplus	Compensation	Income	Equity

Balance, September 28, 2002	$2,009	$(4)	$53,313	$(293)		$(255)	$54,770

Net income				7,413			7,413
Common stock issued for							1,263
exercise of options	55		1,208
Common stock issued through employee stock							98
purchase plan	2		96
Common stock issued for							9,072
IDS acquisitions	58		9,014
Unearned compensation					(40)		(40)
Tax benefit related to exercise of stock options			184				184

Balance, June 28, 2003	$2,124	$(4)	$63,815	$7,120	$(40)	$(255)	$72,760

13.     IMPAIRMENT OF LONG-LIVED ASSETS AND EMPLOYEE TERMINATION EXPENSES

The Company announced in May 2003 plans to close its Marlboro, Massachusetts facility and move its operations at the facility to the Company’s two Arizona facilities in an effort to reduce costs and consolidate the Company’s microelectronic segment in the Phoenix area. The majority of the move is expected to be completed by October 1, 2003. The Company evaluated its Massachusetts facility assets in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144 (“SFAS 144”), Accounting for Impairment or Disposal of Long-Lived Assets, and Statement No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities.

In accordance with SFAS 144, the Company accelerated the depreciation rate of $103,000 of leasehold

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

improvements for its Massachusetts’ facility to adjust for the assets’ new useful life, which will now end at approximately October 1, 2003. Approximately $26,000 of additional depreciation was taken during the quarter ended June 28, 2003. Additional depreciation expense of approximately $77,000 is expected to be taken during the quarter ending September 27, 2003. The remaining assets located at the Massachusetts’ facility are expected to be relocated to the Arizona facilities and will continue to be used. Therefore, a related impairment charge was not required.

Employee severance expenses in the amount of approximately $134,000 were taken in accordance with SFAS 146 during the quarter ended June 28, 2003. Total severance expenses relating to the plant closure are estimated to be approximately $537,000. These expenses will be taken ratably through the expected termination date. Therefore, an additional $403,000 is expected be taken during the quarter ending September 27, 2003. These expenses will be recorded against the Company’s Microelectronic segment.

14.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (“SFAS 141”), Business Combinations and No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 141 superseded APB Opinion No. 16, Business Combinations. The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and, require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, certain intangible assets be reclassified into or out of goodwill based on certain criteria. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001, although earlier adoption is encouraged. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested annually for impairment (and in interim periods if events or circumstances indicate that the related carrying amount may be impaired), require that reporting units be identified for purposes of assessing potential impairments, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Panelview), and completed the first step impairment test as of September 29, 2002. As no impairment was identified by the first step test, completion of the second step test was not required. The fair value of the Panelview reporting unit was determined using the discounted cash flow model using a growth rate of 5% and a discount rate of 15%.

Amortization for the three months and nine months ended June 28, 2003 relates to the Company’s intangible assets, while amortization for the three months and nine months ended June 29, 2002 relates to goodwill and intangible assets, including $378,000 and $1.1 million, respectively, of goodwill amortization.

On a comparative basis, net income excluding goodwill amortization for the three months and nine months ended June 28, 2003 and for the three months and nine months ended June 29, 2002 would have been as follows:

(In thousands of dollars except per share data)

	Three months ended		Nine months ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net income — as reported	$2,713	$1,401	$7,413	$3,791
Add back: goodwill amortization expense, net of tax effect	—	236	—	756

Net income — pro forma	$2,713	$1,637	$7,413	$4,547

Basic earnings per share:
Reported net income	$0.13	$0.07	$0.36	$0.19
Goodwill amortization		$0.01		$0.04
Adjusted net income	$0.13	$0.08	$0.36	$0.23

Diluted earnings per share:
Reported net income	$0.12	$0.07	$0.34	$0.18
Goodwill amortization		$0.01		$0.04
Adjusted net income	$0.12	$0.08	$0.34	$0.22

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ended after December 15, 2002.

The Company estimates potential warranty obligations for its products based on annual product sales and historical customer product return data. Based on this data, the Company records estimated warranty reserves and expense needed to account for the estimated cost of product returns.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of warranty reserve liability as of June 28, 2003 since September 28, 2002:

(In thousands of dollars)
Warranty reserve liability, September 28, 2002	$798
Provision for future warranty claims	289
Expenditures for warranty claims	(8)

Warranty reserve liability, June 28, 2003	$1,079

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 28, 2003 COMPARED TO THE THREE AND NINE MONTH PERIODS ENDED JUNE 29, 2002

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

In January 2003 we acquired IDS, a designer and manufacturer of membrane keypads, flexible circuits, sensors, control panels, printed circuit boards and handheld electronic devices. This acquisition allowed us to expand our interface device product offerings and our subsystem solutions capability and offer fully integrated system level solutions.

Our fiscal year-end is the Saturday nearest September 30. The majority of our sales to customers are recognized for financial statement purposes when products are shipped to customers. We also maintain reserves for warranty return expense based on normal return rates. In addition, we have reserves for potential credit losses and distributor price protection adjustments. Based on historical experience, we believe we have adequate reserves to account for potential losses or adjustments.

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

Results of Operations
(In thousands of dollars)

	Three months ended		Nine months ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net sales:
Microelectronic segment	$16,175	$12,444	$44,867	$35,450
Display segment	16,039	10,760	39,589	31,274

Total net sales	32,214	23,204	84,456	66,724
Cost of sales:
Microelectronic segment	9,771	7,631	25,632	21,862
Display segment	12,019	8,224	30,411	23,829

Total cost of sales	21,790	15,855	56,043	45,691
Gross profit:
Microelectronic segment	6,404	4,813	19,235	13,588
Display segment	4,020	2,536	9,178	7,445

Total gross profit:	$10,424	$7,349	$28,413	$21,033
Gross margin as a percentage of sales Microelectronic segment	40%	39%	43%	38%
Display segment	25%	24%	23%	24%
Total	32%	32%	34%	32%

The results of operations for the three-month and nine-month periods ended June 28, 2003, include the results of operations of IDS since the date of its acquisition on January 22, 2003, while the comparative prior year periods do not contain IDS’ operating results. See Note 10 of the Notes to Consolidated Financial Statements within this Form 10-Q filing for more information concerning the acquisition of IDS. For the three months and nine months ended June 28, 2003, IDS contributed approximately $2.6 million and $4.3 million of net sales, respectively, to the commercial market of our microelectronic segment, and approximately $3.5 million and $6.9 million, respectively, of net sales to the commercial market of our display segment.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data expressed as a percentage of net sales.

	Three months		Nine months
	ended		ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.6%	68.3%	66.4%	68.5%

Gross profit	32.4%	31.7%	33.6%	31.5%
Research and development	5.0%	4.3%	5.0%	4.7%
Selling, general and administrative	13.6%	15.9%	14.8%	15.9%
Amortization of goodwill and intangible assets	1.2%	1.7%	0.8%	1.8%

Total operating expenses	19.8%	22.0%	20.6%	22.4%
Interest expense	0.1%	0.2%	0.1%	0.1%
Interest income	-0.1%	-0.2%	-0.2%	-0.2%

Income before taxes	12.5%	9.7%	13.1%	9.2%
Income tax provision	4.1%	3.6%	4.3%	3.5%

Net income	8.4%	6.0%	8.8%	5.7%

Three Month Period Ended June 28, 2003 Compared to the Three Month Period Ended June 29, 2002

Net Sales

Net sales consist of revenue generated from shipments of our products to our customers less provisions for returns and allowances. Net sales were $32.2 million for the three months ended June 28, 2003, an increase of $9.0 million, or 39%, from $23.2 million for the three months ended June 29, 2002. Net sales for the three months ended June 28, 2003 included $6.2 million from IDS.

•	Military/industrial sales in the microelectronic segment were $10.0 million for the three months ended June 28, 2003, an increase of $0.7 million, or approximately 8%, from $9.3 million for the three months ended June 29, 2002. The increase was primarily due to an increase in the number of parts sold and an increase in the average unit-selling price.

•	Commercial sales in the microelectronic segment were $6.2 million for the three months ended June 28, 2003, an increase of $3.0 million, or approximately 96%, from $3.2 million for the three months ended June 29, 2002. Commercial sales in the microelectronic segment for the three months ended June 28, 2003 included $2.6 million from IDS, and a $0.4 million increase in sales to the telecommunication and data communication markets.

•	Military/industrial sales in the display segment were $3.5 million for the three months ended June 28, 2003, an increase of $0.3 million, or approximately 8%, from $3.2 million for the three months ended June 29, 2002. The increase was due to an increase in orders of electro-mechanical products.

•	Commercial sales in the display segment were $12.6 million for the three months ended June 28, 2003, an increase of $5.1 million, or approximately 66%, from $7.5 million for the three months ended June 29, 2002. The increase was primarily due to the inclusion of $3.5 million of sales from IDS.

Approximately $3.5 million of display sales for the three months ended June 28, 2003 came from one customer, Garmin International, Inc., accounting for approximately 11% of our total sales and 22% of total display segment sales for the three months ended June 28, 2003. Another display customer, General Electric Company, accounted for approximately 6% of our total sales and 12% of display segment sales for the three months ended June 28, 2003. We expect our sales to Garmin and General Electric to decline over the next three to six months due to a shift in their manufacturing strategies. Whirlpool Corporation accounted for approximately 5% of our total sales and 10% of display segment sales for the quarter ended June 28, 2003. One of our microelectronic customers, Unisys Corporation, accounted for approximately 5% of our total sales and 10% of our microelectronic sales for the three months ended June 28, 2003. No other customer accounted for more than 10% of segment, or total, sales for the period.

Our sales historically have not been seasonal over the course of a year.

Gross Profit

Gross profit is the result of net sales less material, direct labor and manufacturing overhead costs. Gross profit was $10.4 million for the three months ended June 28, 2003, an increase of $3.1 million, or approximately 42%, from $7.3 million for the three months ended June 29, 2002. Gross margin as a percentage of sales was approximately 32% for the three months ended June 28, 2003, compared to approximately 32% for the three-month period ended June 29, 2002. For the three months ended June 28, 2003, IDS contributed $1.1 million in gross profit.

Gross profit for the microelectronic segment was $6.4 million for the three months ended June 28, 2003, an increase of $1.6 million, or approximately 33%, from $4.8 million for the three months ended June 29, 2002. Gross margin as a percentage of microelectronic segment sales was approximately 40% for the three months ended June 28, 2003, compared to approximately 39% for the three months ended June 29, 2002. Gross profit for the microelectronic segment for the three months ended June 28, 2003 also included approximately $0.5 million from IDS. The increase in gross profit was mainly attributable to increased sales of our commercial products and military products. In the fourth quarter of Fiscal 2003 we expect to incur approximately $0.2 million of expenses related to the consolidation of our Marlborough Massachusetts facility.

Gross profit for the display segment was $4.0 million for the three months ended June 28, 2003, an increase of $1.5 million, or approximately 58%, from $2.5 million for the three months ended June 29, 2002. Gross margin as a percentage of display segment sales was approximately 25% for the three months ended June 28, 2003, compared to approximately 24% for the three months ended June 29, 2002. This change was primarily due to an increase of gross profit on commercial displays products as well as the contribution from IDS of approximately $0.6 million of gross profit. Gross profit for the display segment is expected to decline over the next three to six months because of expected lower sales to Garmin and General Electric.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $1.6 million for the three months ended June 28, 2003, an increase of $0.6 million, or approximately 61%, from $1.0 million for the three months ended June 29, 2002. This increase was attributable to an increase in research and development expenses of $0.3 million in the microelectronic segment and $0.3 million in the display segment. The three months ended June 28, 2003, included $0.2 million of research and development expenses for IDS. As a percentage of sales, research and development expenses have remained consistent with previous quarters and average approximately 5% of sales. In the fourth quarter of Fiscal 2003 we expect to incur approximately $0.2 million of expenses related to the consolidation of our Marlborough Massachusetts facility.

We are committed to research and development of new and existing products and expect research and development expenses to remain at approximately the same percentage of sales in the future following the addition of IDS.

Ongoing product development projects for the microelectronic segment include new packaging designs for memory products to include synchronous dynamic random access memory (SDRAM) and synchronous static random access memory (SSRAM), in addition to microprocessor modules and ball grid array products, continuing development of anti-tamper technology, and qualification of new semiconductor products. Ongoing product development projects for the display segment include glass lamination process technology and square glass display products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of compensation, selling expenses, such as commissions, information technology and corporate administrative expenses. Selling, general and administrative expenses were $4.4 million for the three months ended June 28, 2003, an increase of $0.7 million, or approximately 18%, from $3.7 million for the three months ended June 29, 2002. This increase was primarily due to a $0.4 million increase in general and administrative expenses and an increase in selling expenses of $0.3 million over the comparable period mainly because of higher commission and payroll expenses. In the fourth quarter of Fiscal 2003 we expect to incur approximately $0.1 million of expenses related to the consolidation of our Marlborough Massachusetts facility.

Selling, general and administrative expenses as a percentage of sales were approximately 14% and 16% for the three months ended June 28, 2003 and June 29, 2002, respectively. IDS contributed approximately $0.2 million of general and administrative expenses and approximately $0.4 million of selling expenses for the three months ended June 28, 2003. IDS’ selling, general and administrative expenses as a percentage of sales have historically been consistent with our selling, general and administrative expenses. As a result, we expect selling, general and administrative expenses as a percentage of sales to remain relatively consistent with the addition of IDS.

Interest Expense

Interest expense consists of interest expense on our debt. Interest expense was $40,000 for the three months ended June 28, 2003, a decrease of $7,000 from $47,000 for the three months ended June 29, 2002. Interest expense for the three months ended June 29, 2002 related to the outstanding balance on our term loan, which was paid off during fiscal year 2002. Interest expense for the three months ended June 28, 2003 related to our assumption of approximately $6.9 million of debt in connection with the acquisition of IDS. See Note 2 and Note 10 of Notes to the Consolidated Financial Statements within this form 10-Q for further information regarding our assumption of debt in connection with the IDS acquisition.

Interest Income

Interest income consists of interest earned on our cash balances in various types of interest bearing accounts. Interest income was $43,000 for the three months ended June 28, 2003, an increase of $3,000 compared to $40,000 for the three months ended June 29, 2002. This increase was attributable to an increase in cash equivalents between periods primarily as a result of the reinvestment of cash flows from operations.

Amortization of Goodwill and Intangible Assets

We adopted the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, on September 29, 2002, and are no longer amortizing goodwill. No goodwill amortization was taken for the three months ended June 28, 2003 while $378,000 of goodwill amortization expense was taken for the three months ended June 29, 2002. See Note 14 of the Notes to Consolidated Financial Statements within this Form 10-Q for the pro forma effect of goodwill expense on net income for the comparative periods.

We treated the acquisition of IDS as a purchase under SFAS No. 141 (“SFAS 141”), Business Combinations; and we have accounted for the related goodwill and intangible assets as stated in SFAS 142. See Note 10 of the Notes to Consolidated Financial Statements within this Form 10-Q for a detailed analysis of the recorded intangible assets. Intangible asset amortization expense for the three-month period ended June 28, 2003 totaled $402,000. Approximately $21,000 of quarterly amortization expense relates to intangible assets recorded in the EDI/Bowmar merger, while the rest relates to IDS intangible assets.

Income Taxes

Income tax expense consists of current and deferred federal and state income taxes. Income tax expense was $1.3 million for the three months ended June 28, 2003, compared to $0.8 million for the three months ended June 29, 2002. The effective tax rate was approximately 33% for the three months ended June 28, 2003, compared to approximately 38% for the three months ended June 29, 2002. This decrease was principally due to our adoption of SFAS142.

Nine Month Period Ended June 28, 2003 Compared to the Nine Month Period Ended June 29, 2002

Net Sales

Net sales were $84.5 million for the nine months ended June 28, 2003, an increase of $17.8 million, or 27%, from $66.7 million for the nine months ended June 29, 2002. Net sales for the nine months ended June 28, 2003 included $11.3 million from IDS.

•	Military/industrial sales in the microelectronic segment were $30.5 million for the nine months ended June 28, 2003, an increase of $5.8 million, or approximately 24%, from $24.7 million for the nine months ended June 29, 2002. The increase was primarily due to an increase in the number of parts sold and an increase in the average unit-selling price.

•	Commercial sales in the microelectronic segment were $14.4 million for the nine months ended June 28, 2003, an increase of $3.6 million, or approximately 33%, from $10.8 million for the nine months ended June 29, 2002. Commercial sales in the microelectronic segment for the nine months ended June 28, 2003 included $4.3 million from IDS, which offset a $0.7 million decrease in sales to the telecommunication and data communication markets.

•	Military/industrial sales in the display segment were $8.7 million for the nine months ended June 28, 2003, a decrease of $1.6 million, or approximately 16%, from $10.3 million for the nine months ended June 29, 2002. The decrease was due to a decrease in orders as the Company shifted its focus to commercial products.

•	Commercial sales in the display segment were $30.9 million for the nine months ended June 28, 2003, an increase of $10.0 million, or approximately 47%, from $20.9 million for the nine months ended June 29, 2002. The increase was primarily due to the inclusion of $6.9 million of sales from IDS.

Approximately $10.7 million of display sales for the nine months ended June 28, 2003 came from one customer, Garmin, accounting for approximately 13% of our total sales and 27% of total display segment sales for the nine months ended June 28, 2003. Another display customer, General Electric, accounted for approximately 7% of our total sales and 16% of display segment sales for the nine months ended June 28, 2003. No other customer accounted for more than 10% of segment, or total, sales for this period. We expect our sales to Garmin and General Electric to decline over the next three to six months due to a shift in their manufacturing strategies.

For the nine months ended June 28, 2003, IDS contributed sales of $11.3 million since its acquisition on January 22, 2003.

Our sales historically have not been seasonal over the course of a year.

Gross Profit

Gross profit was $28.4 million for the nine months ended June 28, 2003, an increase of $7.4 million, or approximately 35%, from $21.0 million for the nine months ended June 29, 2002. Gross margin as a percentage of sales was approximately 34% for the nine months ended June 28, 2003, compared to approximately 32% for the nine-month period ended June 29, 2002. For the nine months ended June 28, 2003, IDS contributed $2.3 million in gross profit.

Gross profit for the microelectronic segment was $19.2 million for the nine months ended June 28, 2003, an increase of $5.6 million, or approximately 42%, from $13.6 million for the nine months ended June 29, 2002. Gross margin as a percentage of microelectronic segment sales was approximately 43% for the nine months ended June 28, 2003, compared to approximately 38% for the nine months ended June 29, 2002. The majority of the increase in gross margin came from an increase in military/industrial product sales. Gross profit for the microelectronic segment for the nine months ended June 28, 2003 included approximately $1.0 million from IDS.

Gross profit for the display segment was $9.2 million for the nine months ended June 28, 2003, an increase of $1.7 million, or approximately 23%, from $7.4 million for the nine months ended June 29, 2002. Gross profit for the display segment for the nine months ended June 28, 2003 included approximately $1.3 million from IDS. Gross margin as a percentage of display segment sales was approximately 23% for the nine months ended June 28, 2003, compared to approximately 24% for the nine months ended June 29, 2002. This decrease was primarily due to a decrease in sales of military/industrial components, which typically carry a higher gross margin than commercial displays and components.

Research and Development Expenses

Research and development expenses were $4.3 million for the nine months ended June 28, 2003, an increase of $1.1 million, or approximately 35%, from $3.1 million for the nine months ended June 29, 2002. This increase was attributable to an increase in research and development expenses of $0.6 million in the microelectronic segment and $0.5 million in the display segment. The nine months ended June 28, 2003, included $0.3 million of research and development expenses for IDS. As a percentage of sales, research and development expenses have remained consistent and average approximately 5% of sales. We are committed to research and development of new and existing products and expect research and development expenses to remain at approximately the same percentage of sales in the future following the addition of IDS.

Ongoing product development projects for the microelectronic segment include new packaging designs for memory products to include SDRAM and SSRAM, in addition to microprocessor modules and ball grid array products, continuing development of anti-tamper technology, and qualification of new semiconductor products. Ongoing product development projects for the display segment include glass lamination process technology and square glass display products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12.5 million for the nine months ended June 28, 2003, an increase of $1.9 million, or approximately 18%, from $10.6 million for the nine months ended June 29, 2002. General and administrative expenses increased $1.1 million due to the inclusion of IDS expenses and higher compensation expenses. Selling expenses increased $0.8 million over the comparable period mainly because of higher commission and payroll expenses due to an increase of salespersons.

Selling, general and administrative expenses as a percentage of sales decreased slightly to approximately 15% from 16% for the nine months ended June 28, 2003 and June 29, 2002. IDS contributed approximately $0.5 million of general and administrative expenses and approximately $0.7 million of selling expenses for the nine months ended June 28, 2003. IDS’ selling, general and administrative expenses as a percentage of sales have historically been consistent with our selling, general and administrative expenses. As a result, we expect selling, general and administrative expenses as a percentage of sales to remain consistent with the addition of IDS.

Interest Expense

Interest expense was $84,000 for the nine months ended June 28, 2003, an increase of $9,000 from $75,000 for the nine months ended June 29, 2002. Interest expense for the nine months ended June 29, 2002 related to the outstanding balance on our term loan, which was paid off during fiscal year 2002. Interest expense for the nine months ended June 28, 2003 related to our assumption of approximately $6.9 million of debt in connection with the acquisition of IDS. See Note 2 and Note 10 of Notes to the Consolidated Financial Statements within this form 10-Q for further information regarding our assumption of debt in connection with the IDS acquisition.

Interest Income

Interest income was $152,000 for the nine months ended June 28, 2003 an increase of $39,000 compared to $113,000 for the nine months ended June 29, 2002. This increase was attributable to the increase in cash equivalents between periods primarily as a result of the reinvestment of cash flows from operations.

Amortization of Goodwill and Intangible Assets

We adopted the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, on September 29, 2002, and are no longer amortizing goodwill. No goodwill amortization was taken for the nine months ended June 28, 2003 while $1.1 million of goodwill amortization expense was taken for the nine months ended June 29, 2002. See Note 14 of the Notes to Consolidated Financial Statements within this Form 10-Q for the pro forma effect of goodwill expense on net income for the comparative periods.

We treated the acquisition of IDS as a purchase under SFAS No. 141 (“SFAS 141”), Business Combinations, and we have accounted for the related goodwill and intangible assets as stated in SFAS 142. See Note 10 of the Notes to Consolidated Financial Statements within this Form 10-Q for a detailed analysis of the recorded intangible assets. Intangible asset amortization expense for the nine-month period ended June 28, 2003 totaled $0.7 million. Approximately $63,000 of nine-month amortization expense relates to intangible assets recorded in the EDI/Bowmar merger, while the rest relates to IDS intangible assets.

Income Taxes

Income tax expense was $3.6 million for the nine months ended June 28, 2003, compared to $2.3 million for the nine months ended June 29, 2002. The effective tax rate was approximately 33% for the nine months ended June 28, 2003, compared to approximately 38% for the nine months ended June 29, 2002. This decrease was principally due to our adoption of SFAS142.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reported period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include the following items:

•	Inventory represents a significant portion of our assets. Historically, we have experienced fluctuations in the demand for our products based on cyclical fluctuations in the microelectronic and display markets. These fluctuations in demand may cause our inventory on hand to lose value or become obsolete. Therefore, in order to present the appropriate inventory value on our financial statements, we identify slow moving or obsolete inventories and record provisions to write down such inventories to net realizable value. These provisions are based on management’s comparison of the value of inventory on hand against expected future sales. If actual sales are less favorable than those estimated by management, additional inventory write-downs may be required.

•	We estimate potential warranty obligations for our products based on annual product sales and historical customer product return data. Based on this data, we record warranty reserves to estimate the expense needed to account for the estimated cost of product returns.

•	We adopted the provisions of SFAS 142 on September 29, 2002, and discontinued the amortization of goodwill. At that date, we identified our reporting units, and allocated such assets and liabilities to such reporting units. We completed the first step of our impairment test, by comparing the estimated fair value of the reporting unit with the carrying amount. The fair value of the reporting unit was determined using a discounted cash flow model with a long-term growth rate of 5%, and a discount rate of 15%. The fair value of the reporting unit exceeded the carrying value, therefore an impairment of the goodwill was not indicated, and completion of the second step was not required.

•	We follow SFAS 109, Accounting for Income Taxes. This standard requires us to recognize a deferred tax asset for the reduction of income taxes that will be applied using previous years’ operating loss carry forwards. The ability to recognize this asset is based on the expectations that we will be profitable in future periods. If these estimated future profits do not occur, we may not be able to use our operating loss carry forwards and the asset will become impaired. If the deferred tax asset becomes impaired, a charge will need to be taken through the income statement.

Liquidity and Capital Resources

Cash on hand as of June 28, 2003 totaled approximately $15.6 million. During the first nine months of fiscal year 2003, cash provided by operating activities was approximately $14.1 million. Capital expenditures for the period were approximately $1.9 million.

Accounts receivable increased $7.1 million from the fiscal year ended September 28, 2002, including $5.3 million of IDS accounts receivable. The current accounts receivable balance of $22.1 million represents 68% of the current quarterly sales rate and is higher than the 63% ratio at September 28, 2002. The increase is due to increased June shipments compared to September 2002 shipments, as 54% of the quarterly sales for the third quarter of fiscal year 2003 shipped in June, compared to 48% in September 2002.

Inventory was higher at June 28, 2003, compared to September 29, 2002, due to the inclusion of $2.0 million of IDS inventory. A high volume of inventory was sold at the end of the period, which supported the net sales for our fiscal 2003 third quarter. Total inventory when compared to the current quarterly sales rate decreased to 56% of third quarter fiscal year 2003 net sales from 68% of fourth quarter fiscal year 2002 net sales.

Accounts payable and accrued expenses as of June 28, 2003, were $7.2 million higher than at the end of fiscal 2002. This increase includes $3.1 million of IDS accounts payable and accrued expenses. Deferred revenue increased $4.0 million from September 29, 2002. This amount represents advance payments from our customers that will be recognized as sales when the finished products are shipped to the customer.

Capital expenditures for the nine months ended June 28, 2003, totaled approximately $1.9 million. Approximately $0.8 million was spent on production equipment for our microelectronic manufacturing facilities. The remaining capital expenditure funds were spent on computer equipment and leasehold improvements for both our microelectronic and display divisions.

We have a $12.0 million revolving line of credit with Bank One, which was increased from $8.0 million in March 2003. Borrowings under the line of credit bear interest at either LIBOR plus 1.5%, or the Bank One prime rate. The line of credit matures on March 28, 2004. As of the end of June 2003, a balance of $0 remained on the credit line at an annual interest rate of 4.00%. We borrowed $6.1 million on the line of credit in the second quarter of 2003 to pay off the assumed long-term debt that we assumed in connection with our acquisition of IDS. The funds were drawn temporarily on the credit line until a term loan was secured. We obtained a five-year term loan in the amount of $6.0 million from Bank One on March 13, 2003, the proceeds of which were used to repay borrowings on the line of credit. We made a payment of approximately $750,000 against the term loan in April of 2003, and changed the terms of the five-year loan to monthly principle payments of $29,222 and a final payment of approximately $4.0 million. The Company’s buildings have been used as collateral for the loan. The term loan bears interest at LIBOR plus 1.5% and matures in March 2008.

In July 2003, we used a portion of the proceeds from our 2003 public offering of common stock to repay all outstanding amounts owing under the term loan. Please refer below to the disclosure under the heading “Recent Developments - Public Offering of Common Stock” for additional details on the public offering.

As of the date of this Form 10-Q, we are in compliance with all debt covenant requirements of the loan agreements. We believe that our existing liquidity sources, including our expected cash flows from operations, our existing cash reserves, our existing credit facilities and other financing sources, will satisfy our cash requirements for at least the next twelve months.

The following table sets forth our contractual cash obligations as of June 28, 2003:

	Contractual Cash Obligations
	(In thousands of dollars)
	Payments due by Period as of June 28, 2003

					After
	Total	1 year	2-3 years	4-5 years	5 years

Long-term debt	$4,822	$87	$702	$4,033
Capital lease obligations	75	6	50	19
Operating leases	6,070	566	2,455	2,332	717

Total Contractual Cash Obligations	$10,967	$659	$3,207	$6,384	$717

Recent Developments — Public Offering of Common Stock

In August 2003, we completed an underwritten public offering of our common stock which provided aggregate net proceeds to us (after deducting underwriting discounts and commissions and offering expenses) of approximately $22.0 million. We initially sold 2,200,000 shares of our common stock under the offering on July 8, 2003 and an additional 202,874 shares of common stock on August 1, 2003 following the exercise by the underwriters of an over-allotment option. Two selling shareholders also participated in the offering and sold an aggregate of 2,772,126 shares of common stock held by them. We did not receive any proceeds from the sale of the selling shareholders’ shares. In July 2003, we used a portion of the proceeds from the offering to repay all outstanding amounts owing under our term loan with Bank One. We expect to use the remaining net proceeds of the offering for potential future acquisitions and general corporate purposes, including expansion of our research and development relating to new products and our anti-tamper technology for microelectronic products.

Recently Enacted Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, and No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, collectively referred to as the “Standards.” SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, we reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested at least annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

Under SFAS 142, goodwill is evaluated for potential impairment on an annual basis or whenever circumstances indicate that an impairment may have occurred, using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing the goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting units goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting units carrying amount exceeds its estimated fair value, the second step must be performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting units goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting units goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company performs its annual impairment analysis during the fourth quarter of each year.

The Company adopted SFAS 142 effective September 29, 2002 and discontinued amortization of goodwill as of that date. During the first quarter of fiscal 2003, the Company identified its reporting unit with goodwill (Panelview), and completed the first step impairment test as of September 29, 2002. As no impairment was identified by the first step test, completion of the second step test was not required. The fair value of the Panelview reporting unit was determined using the discounted cash flow model using a growth rate of 5% and a discount rate of 15%.

In June 2001, the FASB issued SFAS No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations. Under this standard, asset retirement obligations will be recognized when incurred at their estimated fair value. In addition, the cost of the asset retirement obligation will be capitalized as a part of the assets carrying valued and depreciated over the assets remaining useful life. The Company adopted SFAS 143 effective September 29, 2002, and the adoption did not impact its financial condition or results of operations.

The Company adopted SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets effective September 29, 2002. SFAS 144 requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company’s adoption of SFAS 144 did not impact its financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002. SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement,

SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. SFAS 145 also amends FASB Statement No. 13, Accounting for Leases and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS 145 effective September 29, 2002 and the adoption did not impact its results of operations.

In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost as defined in EITF No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment to FAS 123. SFAS 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in annual and interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for the Company’s fiscal year 2003. The interim disclosure requirements are effective for the third quarter of fiscal year 2003 and have been included in Note 1. The Company has no plans to change to the fair value based method of accounting for stock-based employee compensation.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The Company does not expect the adoption of FIN 45 to have a material effect on its financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied to the first interim or annual period beginning after June 15, 2003. Additionally, certain transitional disclosures are required immediately if it is reasonably possible that the Company will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective. The Company does not expect the adoption of FIN 46 to have a material effect on its financial condition or results of operations.

In April of 2003, the FASB issued FASB Statement No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Company believes that adoption of this standard will have no material effect on the Company’s financial reporting and disclosure.

In May of 2003, the FASB issued FASB Statement No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Company believes that adoption of this standard will have no material effect on the Company’s financial reporting and disclosure.

Special Note Concerning Forward Looking Statements

Certain matters discussed in this document contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. The words “believe,” “expect,” “anticipate” and other similar statements of expectations identify forward-looking statements. Forward looking statements in this report include expectations regarding the future demand for the Company’s products; expectations regarding future sales in the telecommunications and data communications markets, expectations regarding future interest expense, the effect of interest rate changes; the appropriateness and amounts of expected future research and development expenditures; the availability of future cash from operations and funding sources for expected capital expenditures and liquidity for the next twelve months; the effect of accounting changes on amortization of goodwill; the effect of IDS net sales, margins, and operating expenses on future Company consolidated financials; the expectations of gross margin percentages in the future; the expected completion date for the transfer of the Company’s Marlborough Massachusetts operations to Arizona and the expected expenses related to the closure of that facility, the belief that the Company has adequate reserves to account for potential credit losses, the expectation regarding the decline in sales to Garmin and General Electric over the next three to six months, and the expectation of a decline in gross profit for the Display segment because of the decline in sales to Garmin and General Electric, and the expected use of proceeds from the Company’s 2003 public offering of common stock, all of which speak only as of the date the statement is made. These forward-looking statements are based largely on management’s expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company’s control. Certain risks that could cause results to differ materially from management’s expectations are described in Exhibit 99.1 filed with this Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended September 28, 2002, under the heading “Risk Factors”. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements include difficulties associated with successfully integrating the Company’s and IDS’ businesses and technologies; the loss of a principal customer; the inability to procure required components; any downturn in the semiconductor and telecommunications markets which could cause a decline in selling unit prices; reductions in military spending; increases in interest rates; and changes or restrictions in the practices, rules and regulations relating to sales in international markets. We urge you to carefully consider the risks and uncertainties that could cause actual results to differ materially from management’s expectations.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 28, 2003 the Company had no outstanding borrowings against its revolving line of credit with Bank One. The Company also had a term loan with Bank One in the amount of $5.2 million. Interest on the Company’s debt is computed as LIBOR plus 1.5%, or at the Bank One prime rate. The interest rate on the credit line was based on the Bank One prime rate and was 4.00% of June 28, 2003; and the interest rate on the term loan based on LIBOR and was 2.70%.

The Company is subject to changes in LIBOR based on market interest rate fluctuations. A 1% fluctuation in the LIBOR rate would increase interest expense by $2,500 per quarter on each $1.0 million borrowed. The Company believes that moderate interest rate increases will not have a material adverse impact on its results of operations, or financial position, in the foreseeable future.

ITEM 4

CONTROLS AND PROCEDURES

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of our third quarter ended June 28, 2003, our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and required to be included in our periodic filings with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting during the Company’s fiscal third quarter ended June 28, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

2.1.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2.1.1 to the current Report on Form 8-K filed on May 6, 1998).
2.1A	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).
2.1B	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).
2.1D	Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp, and Interface Data Systems, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 24, 2003).
3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Annual Report on Form 10-K filed December 24, 1998).
3.2	Amended and Restated Code of By-laws (incorporated herein by reference to Exhibit 3.2 to Annual Report on Form 10-K filed December 24, 1998).
4.1A	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.1A to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).
10.41	Fourth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective January 13, 2003 (incorporated herein by reference to Exhibit 10.41 to Quarterly Report on Form 10-Q filed February 11, 2003).
10.42	Fifth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 13, 2003.
10.43	Term loan agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 13, 2003.
10.44	Modification letter to Term loan agreement between Bank One N.A. and White Electronic Designs Corporation, effective April 24, 2003.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Risk Factors of White Electronic Designs Corporation and Subsidiaries.

b.	Reports on Form 8-K.

Form 8-K/A filed April 7, 2003 with the Securities Exchange Commission regarding the acquisition of Interface Data Systems, Inc.

Form 8-K filed May 6, 2003 with the Securities Exchange Commission regarding the Company’s preliminary second quarter earnings results, as disclosed via a press release on May 6, 2003.

Form 8-K filed July 30, 2003 with the Securities Exchange Commission regarding the Company’s preliminary third quarter earnings results, as disclosed via a press release on July 30, 2003.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

/s/ Hamid R. Shokrgozar Chief Executive Officer

/s/ William J. Rodes William J. Rodes Chief Accounting Officer

Dated: August 12, 2003

Exhibit Index

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk Factors of White Electronic Designs Corporation and Subsidiaries.