Form 10-K
period 2003-09-27
WHITE ELECTRONIC DESIGNS CORP
filed 2003-12-24
CIK 13606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

■	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 27, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-4817

WHITE ELECTRONIC DESIGNS CORPORATION
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-0905052 (I.R.S. Employer Identification No.)

3601 E. University Drive Phoenix, Arizona (Address of principal executive offices)	85034 (Zip Code)

Registrant’s telephone number, including area code:	602/437-1520

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act

Title of Each Class Common Stock, without par value (stated value $.10 per share)	Name of Each Exchange on Which Registered NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   x   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.[   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes[x] No[   ]

As of March 28, 2003, the aggregate market value of the Registrant’s Common Stock held by non-affiliates (based upon the closing price of the shares on the NASDAQ National Market on March 28, 2003) was approximately $120,029,000.

On December 12, 2003, 24,137,656 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Shareholders are incorporated by reference into PART III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

NOTE REGARDING FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS
PART I
ITEM 1 BUSINESS
GENERAL
BUSINESS SEGMENTS
MICROELECTRONIC SEGMENT
DISPLAY SEGMENT
SALES, MARKETING AND DISTRIBUTION
PRINCIPAL CUSTOMERS
RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT
REGULATORY MATTERS
RAW MATERIALS
INTELLECTUAL PROPERTY
EMPLOYEES
FINANCIAL INFORMATION BY GEOGRAPHIC SEGMENT
RISK FACTORS
ITEM 2 PROPERTIES
ITEM 3 LEGAL PROCEEDINGS
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF THE COMPANY
PART II
ITEM 5 MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
ITEM 6 SELECTED FINANCIAL DATA
ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A CONTROLS AND PROCEDURES
PART III
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11 EXECUTIVE COMPENSATION
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

NOTE REGARDING FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS		3
PART I		4
ITEM 1	BUSINESS	4
	GENERAL	4
	BUSINESS SEGMENTS	4
	MICROELECTRONIC SEGMENT	4
	DISPLAY SEGMENT	6
	SALES, MARKETING AND DISTRIBUTION	8
	PRINCIPAL CUSTOMERS	8
	RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT	8
	REGULATORY MATTERS	9
	RAW MATERIALS	10
	INTELLECTUAL PROPERTY	10
	EMPLOYEES	10
	FINANCIAL INFORMATION BY GEOGRAPHIC SEGMENT	10
	RISK FACTORS	11
ITEM 2	PROPERTIES	19
ITEM 3	LEGAL PROCEEDINGS	19
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19
	EXECUTIVE OFFICERS OF THE COMPANY	19
PART II		21
ITEM 5	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS	21
ITEM 6	SELECTED FINANCIAL DATA	22
ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	36
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	36
ITEM 9A	CONTROLS AND PROCEDURES	36
PART III		37
ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	37
ITEM 11	EXECUTIVE COMPENSATION	37
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	37
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	38
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	38
PART IV		38
ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	38
SIGNATURES		43

NOTE REGARDING FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Conditions and Result of Operations” and documents incorporated herein by reference, contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project” and “predict”, or similar words and phrases regarding expectations generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to, statements regarding: future demand for our products; the impact that the acquisition of Interface Data Systems, Inc. (“IDS”) will have on our business; the amount of backlog to be shipped in fiscal 2004; expectations regarding the recognition of deferred net sales and related gross profit in 2004; expected changes in sales to certain industries; expected sales of microelectronic products in 2004; market acceptance and profitability of our new products; expectations regarding future amortization expense or goodwill impairment from our Panelview and IDS reporting units; expectations regarding future purchases of components including possible allocations of display and semiconductor components; expectations regarding the need to draw on our line of credit; the effect of interest rate changes, expected levels of future product development and capital expenditures; the expectation that operations should be sufficient to fund cash needs in the short and long term; expectations regarding future minimum funding requirements for our pension plan; expectations regarding our ability to renew our line of credit when it matures in March 2004; expectations regarding the economic recovery of the telecommunications industry; the expected strength of the defense industry and the economic and political environment relating to it, and the expectations for the future demands for our products, including anti-tamper products; our expectations regarding our ability to obtain a license to export materials covered under ITAR; our expectations regarding a significant reduction in future sales to General Electric Medical Division and Garmin International for our display products; expectations of future product sales mix and gross margins; general economic conditions pertaining to sales of displays; future expected levels of sales and other operating expenses; and the expected effect on our liquidity of funding our pension plan.

We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission (“SEC”) or in public news releases. Such additional statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for future operations, financing needs or plans, the impact of inflation and plans relating to our products or services, as well as assumptions relating to the foregoing. Forward-looking statements are based largely on management’s expectations and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Annual Report on Form 10-K, including those set forth in the Notes to the Consolidated Financial Statements and the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and under the subheading entitled “Risk Factors”, describe factors that could contribute to or cause actual results to differ materially from our expectations. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include the loss of one or more principal customers; the failure of customers to accept our anti-tamper packaging or the development of improved anti- tamper packaging by competitors; the inability to procure required components; any downturn in the semiconductor and telecommunications markets which could cause a decline in selling unit prices; reductions in military spending or changes in the acquisition requirements for military products; the ability to locate appropriate acquisition candidates, negotiate an appropriate purchase price, and integrate into our business the people, operations, and products from acquired businesses; and changes or restrictions in the practices, rules and regulations relating to sales in international markets. In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements. We do not undertake, and we specifically disclaim, any obligation to publicly update or review any forward-looking statement contained in this Annual Report on Form 10-K or in any document incorporated herein by reference, whether as a result of new information, future events or otherwise.

PART I

ITEM 1 BUSINESS

GENERAL

We design, develop and manufacture innovative microelectronic and display components and systems for inclusion in high technology products for military, industrial and commercial markets. Our microelectronic solutions include advanced semiconductor and state of the art multi-chip packaging, as well as our proprietary process for applying anti-tamper protection to mission critical semiconductor components in military applications. Our display solutions include enhanced flat panel display products, interface devices and electromechanical assemblies. Our customers, which include military prime contractors in the United States and Europe as well as commercial original equipment manufacturers (“OEMs”), outsource many of their microelectronic and display components and systems to us as a result of the combination of our design, development and manufacturing expertise.

We are an Indiana corporation, originally incorporated in 1951 as Bowmar Instrument Corporation (“Bowmar”). On October 26, 1998, Bowmar merged with Electronic Designs, Inc. (“EDI”). In connection with the merger, Bowmar changed its name to White Electronic Designs Corporation. At the time of the merger, Bowmar was a manufacturer of high reliability electronic components and interface and mechanical devices, mainly for military applications. EDI was a manufacturer of commercial memory products for the telecommunications and data communications markets and also had a small ruggedized display business serving the military and industrial market. The merger provided us with a diversified platform to expand our product offerings within both the military and commercial markets. In order to complement our military/industrial display business, we acquired Panelview, Inc. (“Panelview”) in January 2001. Panelview was a designer and manufacturer of enhanced commercial flat panel display products. Following the acquisition, we consolidated our display operations into our Panelview subsidiary. In January 2003, we acquired IDS, a designer and manufacturer of membrane keypads, flexible circuits, sensors, control panels and handheld and desktop electronic devices. This acquisition allowed us to expand our interface device product offerings and enhance our subsystem solutions. In addition, with IDS’ design and manufacturing capabilities we can offer fully integrated system level solutions. In May 2003, we announced our intention to consolidate the manufacturing operations for our commercial memory microelectronic products and move them from our facility in Marlborough, Massachusetts to our recently acquired IDS facility in Phoenix, Arizona. We completed this consolidation in September 2003.

We are headquartered in Phoenix, Arizona. Our mailing address is 3601 E. University Drive, Phoenix, Arizona, 85034, and our telephone number at that location is (602) 437-1520. Our website, which contains links to our financial information and our filings with the SEC, is www.whiteedc.com. Unless otherwise indicated in this Annual Report on Form 10-K, “White Electronic Designs,” “us,” “we,” “our”, “the Company” and similar terms refer to White Electronic Designs Corporation and its subsidiaries as a whole.

BUSINESS SEGMENTS

We have two business segments, each of which requires different design and manufacturing resources and generally serves customers in different markets. The microelectronic segment accounted for approximately 54% of our total sales in fiscal 2003, while the display segment accounted for approximately 46% of our total sales in fiscal 2003. Financial information for our business segments is disclosed in Note 18 of the Notes to the Consolidated Financial Statements.

MICROELECTRONIC SEGMENT

Our microelectronic segment packages semiconductor products primarily for memory storage. Our products are sold to military prime contractors and commercial OEMs in the aerospace, defense, military equipment, computer networking and telecommunications/datacommunication industries. Certain industries require these semiconductor parts to pass specific qualifications due to the application requirements for those products. A commercial grade product generally meets the standard of industries such as the consumer electronic, computer networking and telecommunication/datacommunication industries. Higher performing products, also known as high-reliability products, are needed in certain industries, such as aerospace, defense, and military equipment and systems, and are often referred to as “military” products. Military products are designed to meet more stringent standards and are resistant to adverse conditions, such as high and low temperature extremes. High-reliability products can also be used in industrial applications where products are exposed to harsh conditions.

We address both military and commercial market opportunities with advanced semiconductor packaging and microelectronic modules and assemblies. We believe our microelectronic products generally provide our customers with the following advantages over standard technology:

•	significant space savings and size advantages;

•	improved power and electrical performance, and

•	improved component compatibility.

In addition, our microelectronic segment also includes our anti-tamper security processing for mission critical semiconductor components in military applications. We are one of a limited number of licensees for anti-tamper technology for microelectronic products, and have developed a proprietary process for applying anti-tamper protection for mission critical semiconductor components in military applications. We believe our process offers greater scalability and increased yields than those of our competitors.

The following table describes the key products that we sell in the microelectronic segment and some of their applications:

PRODUCT	SAMPLE APPLICATION

Military:

• System module	• Counter-measure suite of the F-16 Fighting Falcon

• Microprocessor modules	• Air-to-air missiles, such as the Sidewinder AIM-9X and AIM-120 AMRAAM

• Embedded computers used in the Apache Helicopter, Advanced Amphibious Assault Vehicle and the Abrams M1A2 Tank

• Advanced memory modules	• Air-to-air missiles, such as the Sidewinder AIM-9X and AIM-120 AMRAAM

• Embedded computers used in the Comanche Helicopter, F-22 Raptor, Patriot PAC-3 Missile System

• Radar used in the F/A-18 Hornet

• Anti-tamper semiconductor packaging	• Precision guided munitions

Commercial:

• Multi-chip package	• Telephone, data, and video communications

• SDRAM memory module	• High-end servers for networking and ERP systems

• Wireless CDMA base stations

• Flash memory PC card	• Linear Flash PCMCIA Cards

• Microelectronic system boards	• Home entertainment consoles

Backlog

The backlog for microelectronic products, represented by customer purchase orders, was approximately $31.7 million and $23.9 million at the end of fiscal years 2003 and 2002, respectively. This increase was primarily caused by higher orders for military products, and the inclusion of approximately $3.5 million of orders from IDS. Approximately 78% of the segment’s fiscal 2002 backlog was shipped during fiscal 2003 with the remaining backlog scheduled for shipment in 2004 or beyond. Approximately 79% of the fiscal 2003 year-end backlog is planned for shipment during fiscal 2004 with the remaining backlog scheduled for shipment in fiscal 2005 and beyond. The backlog after fiscal 2004 is a result of customer scheduling requirements for high-reliability products, and not restraints on our capacity.

Competition

In all phases of our operations, we compete primarily based on performance, quality, durability and price. We have a number of present and potential competitors, including customers, many of which have greater financial, technical, marketing, distribution and other resources than we do.

Our principal competitors in the military markets are divisions of Aeroflex Corporation, Austin Semiconductor and Teledyne Microelectronics Group. Our principal competitors in the commercial microelectronic product market are Simple Technology and Smart Module Technology, a subsidiary of Solectron Corp. We also compete with manufacturers that provide single chip microelectronic products.

DISPLAY SEGMENT

The display segment serves a number of markets with products and solutions that are incorporated into global positioning systems, home appliances, consumer electronics, medical devices, transportation, outdoor displays, military avionics and various military applications. Our display solutions include enhanced viewing liquid crystal flat panel display products, interface devices and electromechanical assemblies. Enhanced viewing liquid crystal displays and sunlight readable displays, can be used in either ruggedized or commercial applications. Ruggedized displays are manufactured to perform in harsh environmental conditions, while commercial display products offer greater viewing performance than off-the-shelf displays, but are not designed for harsh environmental conditions. Interface devices include electromechanical components and instrument packages that can consist of ruggedized keyboards, aircraft trim panels, rotating devices, mechanical packages, membrane keypads, silver flexible circuits, graphic overlays, control panels and keypad/controller assemblies.

We enhance standard flat panel displays using patented, proprietary and commercially available technology. We believe our enhanced display products offer several benefits, including:

•	Increased visibility in bright light conditions; super bright low reflectance (SBLR)

•	Ability to withstand heavy vibration and extreme temperatures; and

•	Expanded viewing angles

Additionally, we combine various display, keyboard, and other components and their supporting electronics into fully integrated solutions for our customers.

The following table describes key products that we sell in the display segment and some of their applications:

PRODUCT	SAMPLE APPLICATION

Military:

• Mechanical components	• Impulse counters, altitude counters, rounds counters, logicator F-16 trim panel

• SBLR	• Ground based vehicles, such as the Abrams M1A2 Tank

• Aircraft displays, such as the Apache Helicopter, and the F-16 Fighting Falcon

Commercial:

• Display module assembly	• Patient monitors

• Optically enhanced displays	• Drive-thru kiosks; medical instruments; marine navigation; notebook personal computers; cockpit instrumentation; automotive test equipment;

• Membrane keypads	• Home appliances

• Keypad modules	• Hand-held barcode applications

Backlog

The display segment backlog was approximately $16.0 million and $18.5 million at the end of fiscal years 2003 and 2002, respectively. The decline from the previous year is attributable to lower orders for our commercial display products, partially offset by the inclusion of approximately $1.8 million of backlog orders from IDS. Approximately 83% of this segment’s 2002 backlog was shipped during fiscal 2003 while the remaining backlog is scheduled for shipment in fiscal year 2004 and beyond. Approximately 81% of the fiscal 2003 year-end backlog is expected to be shipped during fiscal 2004 with the remaining backlog scheduled for shipment in fiscal 2005 and beyond. The backlog after 2003 is a result of customer scheduling requirements for display and military interface products, and not restraints on our capacity.

Competition

The principal elements of competition among display product suppliers are display performance (e.g., brightness, color capabilities, contrast and viewing angle), size and weight, design flexibility, power usage, durability, ruggedness and cost. While the primary competition for the active matrix liquid crystal display (“AMLCD”) is currently cathode ray tube displays, our products compete with other flat panel displays including gas plasma and electro-luminescent displays. We believe that price, product reliability and the ability to meet delivery schedules are key competitive factors. In all phases of our operations, we compete primarily based on performance, quality, durability and price. We have a number of present and potential competitors, including customers, many of which have greater financial, technical, marketing, distribution and other resources than we do.

In both the military and commercial markets for the display segment, we compete with numerous companies, such as Global Display Solutions, Planar Systems, and Polarvision a division of E. I. Du Pont De Nemours & Co. We also experience significant competition from the internal capabilities of our current and potential customers. Commercial customers may also choose to use standard commercially available display products rather than our enhanced display products. The marketplace for commercial interface components is highly fragmented with numerous companies offering similar products, such as Molex and Durell, as well as competition from companies in Asia.

SALES, MARKETING AND DISTRIBUTION

We use an integrated sales approach to closely manage relationships at multiple levels of the customer’s organization, including management, engineering and purchasing personnel. This approach involves a team consisting of a senior executive, a business development specialist, and members of our engineering department. Our sales team consists of approximately 45 people, including 17 sales managers. Our use of experienced engineering personnel as part of the sales effort enables close technical collaboration with our customers during the design and qualification phase of new equipment. We believe that this is critical to the incorporation of our products into our customers’ equipment. Some of our executive officers are actively involved in key aspects of our relationships with our major customers and work closely with our customers’ senior management. We also use manufacturers’ representatives and independent sales representatives and distributors as needed.

The military sales cycle, and certain commercial product sales, tends to be long in nature with a protracted design phase. Once a product is designed into a military system, it is typically sole-sourced to a particular supplier. Due to the extensive qualification process and potential redesign required for using an alternative source, customers are reluctant to change the incumbent supplier. The majority of our business is not affected by seasonality factors; however, our membrane keypad business is subject to seasonal fluctuations relating to home appliance sales.

Our products are sold with a standard warranty and may be subject to repair or replacement during the warranty period.

PRINCIPAL CUSTOMERS

Our customers consist mainly of military prime contractors and commercial OEMs, and the contract manufacturers who work for them, in the United States, Europe and Asia. Sales to military customers accounted for approximately $53.7 million, or 47%, of our sales in fiscal 2003 as compared to approximately $48.4 million, or 54%, in fiscal 2002. Sales to our commercial customers accounted for approximately $59.8 million, or 53%, of our sales in fiscal 2003, as compared to approximately $42.0 million, or 46%, in fiscal 2002.

In fiscal 2003, Garmin International, Inc., a display segment customer, accounted for 11.3% of our total net sales. In fiscal 2002, two customers each accounted for more than 10% of our total net sales. General Electric Medical Division, also a display segment customer, accounted for 11.5% of total net sales, and Garmin International accounted for 10.8% of total net sales. We expect sales to both of these customers to decline significantly in the future. In fiscal 2001, no customer accounted for more than 10% of our total net sales.

Total foreign sales for fiscal 2003, 2002, and 2001 were approximately $29.2 million, $28.8 million and $27.2 million, respectively. Additional information concerning sales by geographic area can be found in Note 18 of the Notes to the Consolidated Financial Statements.

RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT

Our research and development efforts primarily involve engineering and design relating to:

•	developing new products;

•	improving existing products;

•	adapting existing products to new applications; and

•	developing prototype components for specific programs.

Some of our product development costs are recoverable under contractual arrangements; however, the majority of these costs are self-funded. Our research and development expenditures approximated $6.0 million, $4.3 million and $5.3 million in fiscal 2003, 2002, and 2001, respectively. We believe that strategic investment in process technology and product development is essential for us to remain competitive in the markets we serve. We are committed to maintaining appropriate levels of expenditures for product development.

REGULATORY MATTERS

Government Contracting Regulations

A significant portion of our business is derived from subcontracts with prime contractors of the United States government. As a United States government subcontractor, we are subject to federal contracting regulations. Our extensive experience in the defense industry enables us to handle the strict requirements that accompany these contracts.

Under federal contracting regulations, the United States government is entitled for three years after final payment on certain negotiated contracts or contract modifications to examine all of our cost records with respect to such contracts to determine whether we furnished complete, accurate, and current cost or pricing data in connection with the negotiation of the price of the contract or modification. The United States government also has the right after final payment to seek a downward adjustment to the price of a contract or modification if it determines that the contractor failed to disclose complete, accurate and current data. Historically, we have not experienced any such downward adjustments.

In addition, the Federal Acquisition Regulations govern the allowability of costs incurred by us in the performance of United States government contracts to the extent that such costs are included in its proposals or are allocated to United States government contracts during performance of those contracts.

Our subcontracts provide that they may be terminated at the convenience of the United States government. Upon such termination, the contractor is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs incurred and allocable to the contract, and an allowance for profit on the allowable costs incurred or adjustment for loss if completion of performance would have resulted in a loss. In addition, our subcontracts provide for termination for default if we fail to perform or breach a material obligation of a subcontract. In the event of a termination for default, the customer may have the unilateral right at any time to require us to return unliquidated progress payments pending final resolution of the propriety of the termination for default. We may also have to pay the excess, if any, of the cost of purchasing a substitute item from a third party. If the customer has suffered other ascertainable damages as a result of a sustained default, the customer could demand payment from us of such damages.

In connection with our United States government business, we are also subject to government investigations of our policies, procedures, and internal controls for compliance with procurement regulations and applicable laws. We may be subject to downward contract price adjustments, refund obligations or civil and criminal penalties. In certain circumstances in which a contractor has not complied with the terms of a contract or with regulations or statutes, the contractor might be debarred or suspended from obtaining future contracts for a specified period of time. Any such suspension or debarment would have a material adverse effect on our business.

It is our policy to cooperate with the government in any investigations of which we have knowledge, but the outcome of any such government investigations cannot be predicted with certainty. We believe we have complied in all material respects with applicable government requirements.

Environmental Protection

Our compliance with federal, state and local laws or regulations, which govern the discharge of materials into the environment, has not had a material adverse effect upon our capital expenditures, earnings or competitive position within our markets.

International Trade Regulations

We must comply with laws concerning the export of material used exclusively for military purposes. The export of those types of materials is covered under International Traffic in Arms Regulations (ITAR) laws. We are in the process of applying for a license that will allow us to export materials covered under these regulations, and we expect to receive a license in the near future.

RAW MATERIALS

The most significant raw materials that we purchase for our operations are memory devices in wafer, die and component forms and AMLCDs. We are highly dependent on one static random access memory (“SRAM”) semiconductor manufacturer for memory devices, one major display manufacturer of AMLCD panels, and one package manufacturer of ceramic packages for military components. Despite the risks associated with purchasing from single sources, or from a limited number of sources, we have made the strategic decision to select single source or limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. We have long-standing strategic relationships with world class semiconductor and display suppliers. Because of these capabilities and relationships, we believe we can continue to meet our customers’ requirements. In cases where unanticipated customer demand or supply shortages occur, we attempt to arrange, through strategic relationships with our semiconductor and glass suppliers, for alternative sources of supply, where available, or defer planned production to meet anticipated availability of critical components or materials. We do not have specific long-term contractual arrangements with our vendors, but we believe we have good relationships with our vendors.

INTELLECTUAL PROPERTY

We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. The products we sell from both our microelectronic segment and our display segment require a large amount of engineering design and manufacturing expertise. The majority of these technological capabilities, however, are not protected by patents and licenses. We rely on the expertise of our employees and our learned experiences in both the design and manufacture of our products. It is possible, and it has occurred in the past, that a competitor may also learn to design and produce products with similar performance abilities as our products. If a competitor were to do so, it may result in increased competition and reduction of sales for our products.

Our trade secret protection for our technology, including our process for applying anti-tamper protection to microelectronic products, is based in part on confidentiality agreements that we enter into with our employees, consultants and other third parties. However, these parties may breach these agreements, and, since many agreements are made with companies much larger than us, we may not have adequate financial resources to adequately enforce our rights. Others may also come to know about or determine our trade secrets. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

We have been issued a patent (patent #6181394B1) from the United States Patent and Trademark Office for our Super Bright Low Reflectance (“SBLR”) technology. This technology significantly reduces glare and reflections in liquid crystal displays while simultaneously increasing brightness. This patent expires in January 2018. We have also applied for three patents relating to our anti-tamper manufacturing process.

EMPLOYEES

As of December 12, 2003, we had approximately 485 employees, including 45 in sales and marketing, 66 in research, development and engineering, 334 in manufacturing and quality assurance, and 40 in general and administrative. Approximately 43 of our employees in the display segment are employed pursuant to collective bargaining agreements covering workers at our Fort Wayne, Indiana facility that expires on November 22, 2004. We believe our relationship with our employees is good.

FINANCIAL INFORMATION BY GEOGRAPHIC SEGMENT

See Note 18 of the Notes to the Consolidated Financial Statement for information relating to foreign sales by geographic segment.

RISK FACTORS

We are dependent on sales to defense-related companies for a large portion of our net sales and profits, and changes in military spending levels and patterns could negatively affect us.

Our current orders from defense-related companies account for a material portion of our overall net sales. Military sales accounted for approximately 47%, 54% and 47% of our total net sales in fiscal 2003, 2002 and 2001, respectively. Military spending levels depend on factors that are outside of our control. Reductions or changes in military spending could have a material adverse effect on our sales and profits. In addition, the United States defense industry is moving toward the purchase of commercial off-the-shelf products rather than those designed and manufactured to higher military specifications. To the extent that our products are substituted with commercial off-the-shelf products, our operations would suffer. Even if military spending continues to increase, shifts in military spending away from high technology programs to areas that we do not supply, such as personnel and infrastructure, would also negatively affect our sales and profits.

We acquired IDS in 2003; we may make other acquisitions and we cannot assure you that any potential acquisition will be successful.

We are looking for strategic opportunities to grow and diversify our product offerings through acquisitions. In this regard, we completed the acquisition of IDS in January 2003. Your evaluation of our business and prospects may be difficult because of our limited operating history with IDS. There can be no assurance that we will be successful in integrating the operations of IDS, identifying other appropriate acquisition candidates, or integrating products and operations with any such candidates, which we may acquire. Any such acquisitions could involve the dilutive issuance of equity securities and/or the incurrence of debt. In addition, acquisitions may involve numerous additional risks, including:

•	the diversion of the attention of our management team from other business concerns;

•	risks of entering into markets or producing products where we have limited or no experience, including the integration of the purchased technologies and products with our technologies and products;

•	the potential loss of key customers of an acquired company;

•	the potential loss of key personnel of an acquired company; and

•	exposure to unanticipated liabilities of an acquired company.

Even when an acquired company has already developed and marketed products, there can be no assurance that the products will continue to be successful, that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to the acquired company or its products.

Our customers may cancel their orders, change production quantities or delay production at any time, which could materially reduce our net sales and operating results.

We generally do not receive firm, long-term purchase commitments from our OEM customers. Customers may cancel their orders, change production quantities or delay production for a number of reasons. Many of our customers’ industries are experiencing a significant decrease in demand for their products and services. The generally uncertain economic condition of several of the industries of our customers has resulted, and may continue to result, in some of our customers delaying the delivery of some of the products we manufacture for them, and placing purchase orders for lower volumes of products than originally anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers would seriously harm our results of operations for a period by reducing our net sales in that period. In addition, because many of our costs and operating expenses are fixed, a reduction in customer demand could harm our gross profit and operating income.

We have a highly concentrated customer base and, as a result, our net sales could decline significantly if we lose a major customer.

A large portion of our net sales has been derived from sales to a small number of our customers. Our five largest customers accounted for approximately 32% and 35% of our net sales in fiscal year 2003 and fiscal year 2002, respectively. Our customers are not subject to any minimum purchase requirements and can discontinue the purchase of our products at any time. In the event one or more of our major customers reduces, delays or cancels orders with us, as we expect will occur with Garmin International and General Electric Medical Division, and we are not able to sell our services and products to new customers at comparable levels, our net sales could decline significantly. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our results of operations.

We depend on military prime contractors and commercial OEM customers for the sale of our products and the failure of these customers to achieve significant sales of products incorporating our components would reduce our net sales and operating results.

We sell substantially all of our products to military prime contractors and commercial OEMs. The timing and amount of sales to these customers ultimately depend on sales levels and shipping schedules for the products into which our components are incorporated. We have no control over the volume of products shipped by our military prime contractors and commercial OEM customers or shipping dates, and we cannot be certain that our military prime contractors and OEM customers will continue to ship products that incorporate our components at current levels or at all. Our business will be harmed if our military prime contractors and OEM customers fail to achieve significant sales of products incorporating our components or if fluctuations in the timing and volume of such sales occur. Failure of these customers to inform us of changes in their production needs in a timely manner could also hinder our ability to effectively manage our business.

We depend on the continuing trend of outsourcing by commercial OEMs and prime military contractors.

Our net sales and future growth in our net sales depend in part on outsourcing, in which we assume additional manufacturing and supply chain management responsibilities from commercial OEMs and military prime contractors. To the extent that these opportunities are not available, either because commercial OEMs or military prime contractors decide to perform these functions internally, or because they use other providers of these services, our results of operations may be adversely affected.

Our failure to comply with United States government laws and regulations would reduce our ability to be awarded future military business.

We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts as passed down to us by our customers in their purchase orders, which affects our military business and may impose added cost on our business. We are subject to government investigations of our policies, procedures, and internal controls for compliance with procurement regulations and applicable laws. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including the termination of our contracts, the forfeiture of profits, the suspension of payments owed to us, fines, and our suspension or debarment from doing business with federal government agencies. Since military sales accounted for approximately 47% and 54% of our business in fiscal year 2003 and fiscal year 2002, respectively, any debarment or suspension of our ability to obtain military sales would greatly reduce our overall net sales and profits, and would likely affect our ability to continue as a going concern.

We may fail to meet expectations because our net sales, gross profits and net income are very likely to fluctuate from period to period.

Our operating results have varied in the past and will likely continue to fluctuate. In connection with our business, a wide array of factors could cause our net sales, gross profits and net income to fluctuate in the future from period to period. In addition to other factors mentioned in this report, primary factors that might affect our results of operations in this regard include:

•	our inability to adjust expenses for any particular quarter in response to net sales shortfalls because a substantial component of our operating expenses are fixed costs;

•	the cyclical nature of the markets in which we serve;

•	any adverse changes in the mix of products and types of manufacturing services that we provide (e.g., high volume and low complexity commercial keypads have lower gross margins than high complexity microelectronic devices for defense contractors);

•	the complexity of our manufacturing processes and the sensitivity of our production costs to declines in manufacturing yields, which make yield problems both possible and costly when they occur;

•	expenses associated with acquisitions; and

•	general economic conditions.

As a result of any of these or other factors, we could fail to achieve our expectations as to future net sales, gross profits and net income. Any downward fluctuation or failure to meet expectations will likely adversely affect the value of an investment in our securities. Due to the foregoing factors, it is likely that in some future periods our operating results will be below the expectations of public market analysts and investors and, as a result, the market price of our common stock may decline.

We have a lengthy sales cycle, which increases the likelihood that our quarterly net sales will fluctuate and which may, in turn, adversely affect the market price of our common stock.

Due to the complexity of our technology, our customers perform, and require us to perform, extensive process and product evaluation and testing, which results in a lengthy sales cycle. Our sales cycles often last for several months, and may last for up to a year or more. As a result of this lengthy sales cycle, our net sales and operating results may vary unpredictably from period to period. This fact makes it more difficult to forecast our quarterly results and can cause substantial variations in operating results from quarter to quarter that are unrelated to the long-term trends in our business. This lack of predictability and variability in our results could adversely affect the market price of our common stock in particular periods.

Our failure to detect unknown defects in our products could materially harm our relationship with customers, our reputation and our business.

Notwithstanding the testing that we perform on our products, defects could be found in our existing or new products. These defects could result in product liability or warranty claims. In addition, any defects found in our products could result in a loss of net sales or market share, failure to achieve market acceptance, injury to our reputation, indemnification claims, litigation, increased insurance costs and increased service costs, any of which could discourage customers from purchasing our products. Although we maintain a warranty reserve, we cannot be certain that this reserve will be sufficient to cover our warranty or other expenses that could arise in the future as a result of defects found in our products.

Our operating results could be seriously harmed if the markets in which we sell our products do not grow.

Our continued success depends in large part on the continued growth of various market sectors that use our products, including the following:

•	defense and aerospace equipment;

•	transportation;

•	computers and computer related peripherals;

•	medical electronics and equipment;

•	home appliances;

•	consumer electronics;

•	industrial controls; and

•	telecommunications/datacommunications equipment.

Approximately 12% of our product sales for fiscal year 2003 and 17% of our product sales for fiscal year 2002 were incorporated into data and voice communications end products. The telecommunications industry has declined, and we believe any recovery will be slow as companies gradually use up their excess network capacity. Slower growth in the other markets in which we sell our products could reduce our sales, adversely affecting our business, financial condition and results of operations. For example, decreases in demand in the consumer electronics and home appliance markets, could negatively impact our sales and profits for our recently acquired subsidiary, IDS.

Further downturns in the industries in which we operate could reduce the value of our inventories and cause a reduction in our profits.

We have experienced reductions in the value of our inventories due to unexpected demand declines, resulting from a softening of the semiconductor and telecommunications industries. Such declines have caused us to write down several million dollars worth of inventory, which greatly reduced our profits for the given period. In 2001, for example, we reserved approximately $4.3 million in excess inventory. If any of the markets in which our customers operate suffers a decline, we may be forced to write down existing inventory, which could adversely affect our results of operations.

We utilize manufacturing resources in Asia, which limits our control of the manufacturing process.

As part of our strategy to decrease manufacturing costs, we outsource some of our manufacturing requirements to strategic partners in Taiwan and China. Outsourcing, particularly with international manufacturers, carries certain risks, including:

•	the outsourcing contractors’ ability to manufacture products that meet our technical specifications and that have minimal defects;

•	the outsourcing contractors’ ability to honor their product warranties;

•	the financial solvency, labor concerns and general business condition of our outsourcing contractors;

•	unexpected changes in and the burdens and costs of compliance with a variety of foreign laws and regulatory requirements;

•	increased chances of our intellectual property being infringed as a result of the failure of foreign governments to enforce the protection of intellectual property rights; and

•	political and economic instability in overseas locations.

We are dependent on international markets for a large portion of our purchases and sales.

Foreign suppliers of semiconductor and display related materials are regularly threatened with, or involved in, pending trade disputes and sanctions. For example, during the period between 1997 and 1999, we were forced to pay high tariffs to import various semiconductor parts from Taiwan. If trade disputes or sanctions arise that affect our suppliers, we may be unable to obtain access to critical sources of raw materials that we need to produce our products, in which event our business could be adversely affected.

We anticipate that our foreign sales will continue to account for a significant portion of our net sales. Foreign sales accounted for approximately 26% and 32% of our overall sales for fiscal year 2003 and fiscal year 2002, respectively. Approximately $14 million of our fiscal year 2003 sales were to approved foreign military equipment manufacturers, and if the United States government placed restrictions, including recent International Traffic in Arms Regulations (ITAR) for which we are in the process of applying for a license, on exporting military technology using our products in countries where we have customers, or vendors, it could cause a significant reduction in our sales and profits. Our foreign sales are subject to the following risks:

•	fluctuations in foreign currencies, which may adversely affect the prices of our products and the prices of raw materials used in our products;

•	trade disputes;

•	changes in regulatory requirements, license requirements, tariffs and other trade barriers;

•	the possibility of quotas, duties, taxes or other changes or restrictions upon the importation or exportation of our products implemented by the United States government or foreign governments;

•	the timing and availability of export or other licenses;

•	general political and economic conditions in the countries in which we sell our products;

•	language and other cultural differences which may inhibit our sales and marketing efforts;

•	costs of complying with a variety of foreign laws;

•	difficulty of accounts receivable collections;

•	increased chances of our intellectual property being infringed as a result of the failure of foreign governments to enforce the protection of intellectual property rights; and

•	public health issues that could disrupt local economies.

If we are unable to retain employees with key technical expertise or we are otherwise unable to protect our intellectual property, or if we are found to have infringed third party intellectual property rights, our financial condition and future prospects could be materially harmed.

The products that we sell from both our microelectronic segment and our display segment require a large amount of engineering design and manufacturing expertise. However, the majority of our technological capabilities are not protected by patents and licenses. We rely on the expertise of our employees, and our learned experiences in both the design and manufacture of our products. If we were to lose one or more of our key employees, then we would likely lose some portion of our institutional knowledge and technical know-how. It is possible, and it has occurred in the past, that a competitor may also learn to design and produce products with similar performance abilities as our products. If a competitor were to do so, it may result in increased competition, and a reduction of sales for our products.

We rely on trade secret protection for most of our proprietary technology, in part through confidentiality agreements with our employees, consultants and third parties. If any of these agreements are found to be unenforceable, we may be unable to adequately protect our technology. If any of these agreements are breached, especially by companies much larger than us, we may not have adequate financial resources to adequately enforce our rights. Also, others may come to know about or determine our trade secrets. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

While we are currently not aware of any claims against us for the infringement of intellectual property rights, any such claim could divert the efforts of our technical and management personnel and require us to spend significant resources to develop or otherwise obtain non-infringing technology. Any successful claim against us would likely require us to pay substantial damages or cease the use and sale of infringing products, or both.

Our business is dependent upon retaining key personnel and attracting new employees.

Our success depends to a significant degree upon the continued contributions of Hamid R. Shokrgozar, our Chief Executive Officer, and other senior management and key personnel. The loss of the services of Mr. Shokrgozar or any of our senior management or key personnel could adversely affect our business. We may not be able to retain these employees and searching for their replacements could divert the attention of other senior management and increase our operating expenses. Of our current executive officers, only Mr. Shokrgozar has an employment contract with us. We currently do not maintain any key person life insurance. To manage our operations effectively, we may need to hire and retain additional qualified employees including in the areas of product design, engineering, operations management, manufacturing production, sales, accounting and finance. We may have difficulty recruiting these employees or integrating them into our business.

Our failure to comply with environmental regulations could subject us to costs and production delays.

We currently use limited quantities of hazardous materials common to our industry in connection with the production of our products. We must follow federal, state and local environmental laws and regulations regarding the handling, storage and disposal of these materials. To our knowledge, we are currently in material compliance with all federal, state and local environmental laws and regulations regarding the handling, use, storage and disposal of these materials. We could possibly be subject to fines, suspensions of production, alteration of our manufacturing processes or interruption or cessation of our operations if we fail to comply with present or future laws or regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. These regulations could require us to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations. Our failure to control the handling, use, storage or disposal of, or adequately restrict the discharge of, hazardous substances could subject us to liabilities and production delays, which could cause us to miss our customer’s delivery schedules, thereby reducing our sales for a given period. We may also have to pay regulatory fines, penalties or other costs (including remediation costs), which could materially reduce our profits.

If we fail to match our costs to our selling prices, our sales and operating results will decline.

Even in the absence of cyclical conditions, the average selling prices of our products have historically decreased during the products’ lives, and we expect this trend to continue, especially with respect to sales in the commercial markets. In order to offset these average selling price decreases, we attempt to decrease manufacturing costs, and introduce new, higher priced products that incorporate advanced features. If these efforts are not successful, we will not be competitive because we will not be able to remain profitable at decreased selling prices, possibly leading to our exit from certain market sectors.

In addition to following the general pattern of decreasing average selling prices, the selling prices for certain products, particularly random access memory (“RAM”), dynamic random access memory (“DRAM”), or SRAM products and liquid crystal displays, fluctuate significantly with real and perceived changes in the balance of supply and demand for these products. If we are unable to decrease per unit manufacturing costs faster than the rate at which average selling prices continue to decline, our business, financial condition and results of operations will be seriously harmed. In addition, we expect our competitors to invest in new manufacturing capacity and achieve significant manufacturing yield improvements in the future. These developments could result in a dramatic increase in worldwide supply and result in associated downward pressure on prices.

If we fail to develop, introduce and sell new products or fail to develop and implement new manufacturing technologies, our operating results could be adversely affected.

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, make required capital investments, design, develop, manufacture, market and sell services and products that meet our customers’ changing needs, and successfully anticipate or respond to technological changes on a cost effective and timely basis. Our sales will be reduced, either through loss of business to our competitors or discontinuance of our products in the market, if any of the following occur:

•	we fail to complete and introduce new product designs in a timely manner;

•	we are unable to design and manufacture products according to the requirements of our customers;

•	our customers do not successfully introduce new systems or products incorporating our products;

•	market demand for our new products does not develop as anticipated; or

•	we are unable to obtain raw materials in a timely manner or at favorable prices.

In particular, many of our display products have been developed based on products procured from Sharp Electronics Corporation. Our competitors in the enhanced display products market are investing substantial resources to develop flat panel displays using alternative technologies. If our competitors are successful in developing new products that offer significant advantages over our products, and we are unable to improve our technology or develop or acquire alternative technology that is more competitive, we will lose business to our competitors and our sales and profits from the display segment will be greatly reduced. Increasing complexity in our microelectronic segment generally requires the use of smaller geometries in semiconductor chips. This makes manufacturing new generations of products substantially more difficult and costly than prior products. Ultimately, whether we can successfully introduce these and other new products depends on our ability to develop and implement new ways of manufacturing our products. If we are unable to design, develop, manufacture, market and sell new products successfully, we will lose business and possibly be forced to exit from the particular market or sector.

We depend on limited suppliers for certain critical raw materials. Our inability to obtain sufficient raw materials at favorable prices could increase our prices or otherwise harm our business.

Our manufacturing operations require raw materials that must meet exacting standards. The most significant raw materials that we purchase are memory devices in wafer, die, and component forms and AMLCD panels. Shortages of wafers and other raw materials may occur when there is a strong demand for memory integrated circuits and other related products. AMLCD panels may also be in short supply at times. We rely heavily on our ability to maintain access to steady sources of these raw materials at favorable prices. We are highly dependent on one SRAM semiconductor manufacturer for memory devices, one major display manufacturer of AMLCD panels, and one package manufacturer of ceramic packages for military components. We do not have specific long-term contractual arrangements with our suppliers but we believe we are on good terms with our suppliers. We cannot be certain that we will continue to have access to our current sources of supply or that we will not encounter supply problems in the future. Any interruption in our supply of raw materials could reduce our sales in a given period, and possibly cause a loss of business to a competitor, if we could not reschedule the deliveries of our product to our customers. In addition, our gross profits could suffer if the prices for raw materials increase, especially with respect to sales associated with military contracts where prices are typically fixed. Several foreign suppliers dominate the display industry. We are dependent on one of these foreign suppliers for glass. Any disruption of glass supplies from this supplier would cause us to delay deliveries to our customers, which could lead to a loss of business and reduced profits from our display segment.

Our Board of Directors is authorized to issue shares of preferred stock that could have rights superior to our outstanding shares of common stock, and, if issued, could adversely impact the value of our common stock.

Our amended and restated articles of incorporation permit our Board of Directors, in its sole discretion, to issue up to 1,000,000 shares of authorized but unissued preferred stock. These shares may be issued by our Board of Directors, without further action by our shareholders, and may include any of the following rights, among others, which may be superior to the rights of our outstanding common stock:

•	voting rights, including the right to vote as a class on particular matters;

•	preferences as to dividends and liquidation rights;

•	conversion rights;

•	anti-dilution protections; and

•	redemption rights.

Since our Board of Directors has the authority to determine, from time to time, the terms of our authorized preferred stock, there is no limit on the amount of common stock that could be issuable upon conversion of any future series of preferred stock that may be issued. The rights of holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock that may be issued in the future. In addition, the market price of our common stock may be adversely affected by the issuance of any series of preferred stock with voting or other rights superior to those of our common stock. The issuance of any series of preferred stock could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding common stock.

Our shareholders rights plan may make it more difficult for others to obtain control of us.

Pursuant to the terms of our shareholders rights plan, we have distributed a dividend of one right for each outstanding share of common stock. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our Board of Directors, and may have the effect of deterring hostile takeover attempts. The practical effect of these provisions is to require a party seeking control of us to negotiate with our Board of Directors, which could delay or prevent a change in control. These provisions could discourage a future takeover attempt which individual shareholders might deem to be in their best interests or in which shareholders would receive a premium for their shares over current prices.

Our stock price has been volatile.

The price of our common stock fluctuates significantly. The trading price of our common stock could be subject to wide fluctuations in response to:

•	future announcements concerning our company, our competitors or our principal customers, such as quarterly operating results, adjustments to previously reported results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations, or litigation;

•	the liquidity within the market of our common stock;

•	sales of common stock by our officers, directors and other insiders;

•	investor perceptions concerning the prospects of our business;

•	market conditions and investor sentiment affecting market prices of equity securities of high technology companies in the microelectronic or display industries;

•	general economic, political and market conditions, such as recessions or international currency fluctuations; and

•	market reaction to acquisitions, joint ventures or strategic investments announced by us or our competitors.

ITEM 2 PROPERTIES

The following table sets forth the locations and general characteristics of the physical properties that we own or lease in connection with the conduct of our business:

Location	Square Footage	Primary Segment	Own/Lease

Phoenix, Arizona	51,000	Microelectronic	Lease
Phoenix, Arizona	43,000	Microelectronic	Own
Hillsboro, Oregon	76,000	Display	Lease
Fort Wayne, Indiana	75,000	Display	Own
Columbus, Ohio	41,000	Display	Own

In addition to the above properties, we own 10 acres of vacant land adjacent to the Fort Wayne, Indiana facility. In the latter half of fiscal 2003, we consolidated all of our microelectronic product manufacturing into our Phoenix, Arizona facilities and closed our Marlborough, Massachusetts facility. Our Panelview subsidiary leases approximately 76,000 square feet of office and manufacturing space in Hillsboro, Oregon for manufacturing ruggedized and industrial display products. Currently, all display manufacturing is done in a 51,000 square foot portion of the facility. We combined our display operations in that facility during fiscal 2002. Presently, we are not using 17,000 square feet of warehouse space in the facility and are attempting to sublease that space. Additionally, an 8,000 square foot office at the Hillsboro facility, which was previously used for display management and sales personnel, is currently vacant. We are also attempting to sublease that space.

We consider all of our facilities to be well maintained and adequate for current operations. All facilities have additional capacity, which could be utilized in the event of increased production requirements. Our manufacturing facilities that serve the military market must comply with stringent military specifications. Our microelectronic module manufacturing facility in Phoenix, Arizona is certified ISO-9001 and Class B status. Class B status means that we are qualified to manufacture compliant military products. All of our owned real property has been pledged as security for our line of credit with Bank One.

ITEM 3 LEGAL PROCEEDINGS

From time to time, we are subject to claims and litigation incident to our business. There are currently no material pending proceedings to which we are a party, or in respect of which any of our properties are subject.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2003, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE COMPANY

The names, ages, positions and business experience of all of our executive officers are listed below. There are no family relationships between any of our directors and executive officers or any arrangement or understanding between any of our executive officers and any other person pursuant to which any executive officer was appointed to his office.

Hamid R. Shokrgozar, 43 President, Chief Executive Officer and Chairman of the Board	Mr. Shokrgozar has been our President and Chief Executive Officer since October 1998 and the Chairman of the Board since August 2000. Mr. Shokrgozar served as a director and as President and Chief Executive Officer of Bowmar from January 1998 until the merger of Bowmar and EDI in October 1998. Mr. Shokrgozar served as President of White Microelectronics, the largest division of Bowmar, from June 1993 to December 1997 and as its Vice President of Engineering and Technology from July 1988 to June 1993. Mr. Shokrgozar also served as Chairman of American Electronic Association (AEA), Arizona Council, during fiscal years 1999 and 2000. In addition, Mr. Shokrgozar holds a United States Patent for the invention of “Stacked Die Carrier Assembly.” Mr.

Shokrgozar holds a Bachelors of Science in Electrical Engineering from California State University Fullerton.

William J. Rodes, 49 Chief Accounting Officer, Treasurer and Secretary	William J. Rodes has been our Chief Accounting Officer since October 2000. Mr. Rodes was appointed as our Treasurer and Secretary in August 1999. He served as our Corporate Controller from May 1999 to September 2000 and, prior to that, as Controller of White Microelectronics from 1993 to 1999. Mr. Rodes holds a Bachelors of Science in Accounting and a Masters of Business Administration from the University of Arizona.

Dante V. Tarantine, 50 Executive Vice President, Sales & Marketing	Dante V. Tarantine has been our Corporate Executive Vice President, Sales and Marketing since January 2003. Mr. Tarantine served as our Senior Vice President of Sales from August 1998 to January 2003. He previously served as our Senior Vice President Sales and Marketing from September 1991 to August 1998 and as Vice President of Marketing for White Microelectronics from February 1987 to September 1991. Mr. Tarantine holds a Bachelors of Science in Electrical Engineering from California State University Northridge.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is currently traded on the NASDAQ National Market under the symbol WEDC. The following table sets forth the high and low sales prices for the common stock by quarter during the fiscal years ended September 27, 2003 and September 28, 2002.

	2003

Common stock market price	Q1	Q2	Q3	Q4

High	$10.25	$8.42	$10.65	$14.34
Low	$7.25	$5.96	$6.63	$9.71

	2002

Common stock market price	Q1	Q2	Q3	Q4

High	$7.45	$8.50	$7.90	$8.85
Low	$3.18	$5.60	$5.70	$6.30

As of December 16, 2003, our stock price was $7.53, and there were approximately 11,000 holders of record of our common stock. We have not paid cash dividends on our common stock and do not expect to do so in the foreseeable future. We intend to retain all earnings to provide funds for the operation and expansion of our business. In addition, one of our credit agreements precludes the payment of cash dividends on our common stock.

On January 22, 2003, in connection with our acquisition of IDS, we issued 577,595 shares of our common stock to the shareholders of IDS at a deemed price of $7.99 per share (based on the average closing price of our common stock for the three days preceding the closing date of the acquisition). In addition, we agreed to assume IDS obligations with respect to certain outstanding stock options and warrants, with the effect of such options being exercisable to purchase 469,409 shares of our common stock and such warrants being exercisable to purchase 168,850 shares of our common stock. Approximately 90% of such options were vested and are exercisable at any time before November 2012 at an average price of $2.32 per share. The warrants are exercisable at any time before December 31, 2006 at a price of $2.96 per share. The issuance of stock and assumption of outstanding stock option and warrant obligations were made under available exemptions from the registration requirements of the Securities Act of 1933 provided under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and under Section 4(2) of the Securities Act of 1933.

ITEM 6	SELECTED FINANCIAL DATA
(In thousands of dollars, except per share data)

	2003	2002	2001	2000	1999

	(Note 1)		(Note 2)		(Note 3)
Statement of Income Data:
Net sales	$113,534	$90,458	$96,761	$87,595	$58,038
Net income (loss)	$10,150	$8,740	$3,272	$6,561	$(835)
Earnings (loss) per share:
Basic	$0.48	$0.44	$0.17	$0.37	$(0.08)
Diluted	$0.44	$0.42	$0.16	$0.34	$(0.08)
Balance Sheet Data (at year end):
Total assets	$119,806	$68,366	$57,228	$54,996	$38,771
Long-term obligations	$—	$—	$890	$1,519	$2,249
Shareholders’ equity	$101,028	$54,770	$43,780	$31,623	$20,202
Preferred stock	$—	$—	$—	$—	$120

This table should be read in conjunction with the Consolidated Financial Statements provided elsewhere herein.

Notes to Selected Financial Data

(1)  In 2003, the Company acquired Interface Data Systems (IDS) for a purchase price of approximately $18.6 million. The effect of this transaction increased our total assets by approximately $18.0 million and our shareholders’ equity by approximately $9.0 million. Net sales for IDS in fiscal 2003 totaled approximately $16.1 million. See Note 4 to our consolidated financial statements for additional details. In addition, the Company discontinued the amortization of its goodwill with the adoption of the provisions of SFAS 142. Goodwill amortization expense, net of tax, was approximately $0.9 million and $0.8 million in fiscal 2002 and 2001, respectively.

(2)  In 2001, the Company acquired Panelview Inc. for a purchase price of approximately $9.1 million. The effect of the transaction increased our total assets by approximately $9.0 million as well as our shareholders’ equity by approximately $8.0 million. Net sales for Panelview in fiscal 2003 totaled approximately $34.4 million. See Note 4 to our consolidated financial statements for additional details.

(3) In 1999, net income per share-diluted is considered to be the same as net income per share-basic since the effect of the potentially dilutive convertible preferred was antidilutive.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations and financial condition should be read together with the other financial information and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

We design, develop and manufacture innovative microelectronic and display components and systems for inclusion in high technology products used in the military, industrial, and commercial markets. Our microelectronic solutions include advanced semiconductor and state of the art multi-chip packaging, as well as our proprietary process for applying anti-tamper protection to mission critical semiconductor components in military applications. Our display solutions include enhanced flat panel display products, interface devices and electromechanical assemblies. Our customers, which include military prime contractors in the United States and Europe as well as commercial OEMs, outsource many of their microelectronic and display components and systems to us as a result of the combination of our design, development and manufacturing expertise.

We were formed as a result of the merger between Bowmar and EDI in October 1998. At the time of the merger, Bowmar was a manufacturer of high reliability electronic components and interface and mechanical devices, mainly for military applications. EDI was a manufacturer of commercial memory products for the telecommunications and networking markets and also had a small ruggedized display business serving the military and industrial markets. This merger provided us with a diversified platform to expand our product offerings within both the military and commercial markets. In order to complement our military/industrial display business, we acquired Panelview, a designer and manufacturer of enhanced commercial flat panel display products, in January 2001. Following the acquisition, we consolidated our display operations into our Panelview subsidiary. In January 2003, we acquired Interface Data Systems, Inc. (IDS), a designer and manufacturer of membrane keypads, flexible circuits, sensors, control panels, and handheld and desktop electronic devices. This acquisition allowed us to expand our interface device product offerings and enhance our subsystem solutions. In addition, with IDS’s design and manufacturing capabilities we can now offer fully integrated system level solutions.

Our product and market diversification as well as our broad customer base have allowed us to maintain relative sales stability and profitability during the recent economic downturn. Gross margins for sales of military/industrial products average approximately 50% while gross margins for sales of commercial products traditionally average approximately 20%. The following table shows our historical net sales by our two business segments and the markets they serve (in thousands):

	2003	2002	2001

Microelectronic Segment
Military/Industrial Market	$42,426	$35,322	$30,399
Commercial Market	19,007	15,009	43,170

	61,433	50,331	73,569

Display Segment
Military/Industrial Market	11,307	13,126	15,502
Commercial Market	40,794	27,001	7,690

	52,101	40,127	23,192

Total	$113,534	$90,458	$96,761

Microelectronic Segment
Military/Industrial Market	37%	39%	31%
Commercial Market	17%	17%	45%

	54%	56%	76%

Display Segment
Military/Industrial Market	10%	15%	16%
Commercial Market	36%	29%	8%

	46%	44%	24%

Total	100%	100%	100%

For the year ended September 27, 2003, IDS contributed approximately $5.5 million of net sales to the commercial market of our microelectronic segment and approximately $10.5 million of net sales to the commercial market of our display segment. The foregoing information includes IDS’s net sales from the date of acquisition on January 22, 2003.

Restatement of Interim Consolidated Financial Statements

As a result of a change in the way we do business with a reseller that began in 2003, we determined that revenue relating to shipments to that reseller should be recognized at the time the reseller sells the product to its end customers rather than at the time the goods are shipped to the reseller. As a consequence, we plan to restate our unaudited interim financial information for each of the first three quarters of fiscal 2003 to reflect the effects of this change. The impact of this change on our previously reported unaudited operating results for each of the first three quarters of fiscal 2003 and for the nine months ended June 28, 2003 is as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	Nine Months

Net sales
As originally reported	$23,604	$28,638	$32,214	$84,456
Restatement adjustments	(248)	(176)	(692)	(1,116)

As restated	$23,356	$28,462	$31,522	$83,340

Gross profit
As originally reported	$8,433	$9,557	$10,424	$28,413
Restatement adjustments	(138)	(176)	(426)	(741)

As restated	$8,295	$9,381	$9,998	$27,672

Net income
As originally reported	$2,230	$2,470	$2,713	$7,413
Restatement adjustments	(94)	(117)	(287)	(497)

As restated	$2,136	$2,353	$2,426	$6,916

Basic earnings per share
As originally reported	$0.11	$0.12	$0.13	$0.36
Restatement adjustments	$—	$(0.01)	$(0.01)	$(0.02)

As restated	$0.11	$0.11	$0.12	$0.34

The restatement adjustments resulted in the deferral of $1,116,000 of net sales and $741,000 of related gross profit for the first nine months of fiscal 2003. Of those amounts, $573,000 of net sales and $383,000 of related gross profit were recognized during the fourth quarter of 2003 when the reseller sold the related products through to its end customers. The net impact of the restatement was a reduction of our net income for fiscal 2003 of $240,000. As of September 27, 2003, we had deferred net sales of $543,000 and related gross profit of $358,000 on sales to the reseller and we expect to recognize such amounts in operating results during the first six months of fiscal 2004 when the related products are sold by the reseller to its end customers.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include the following items:

•	The Company sells its microelectronic and display products primarily to military prime contractors and commercial original equipment manufacturers. A small portion of the Company’s products are also sold through distributors or resellers. The Company recognizes revenue on product sales when persuasive evidence of an arrangement with the customer exists, title to the product has passed to the customer, which usually occurs at time of shipment, the sales price is fixed or determinable, and collectibility of the related billing is reasonably assured. Advance payments from customers are deferred and recognized when the related products are shipped. Revenue relating to products sold to distributors or resellers who either have return rights or where the Company has a history of accepting product returns are deferred and recognized when the distributor or reseller sells the product to the end customer. The Company also provides limited design services pursuant to related customer purchase orders and recognizes the associated revenue as such services are performed. The Company maintains an allowance for doubtful accounts to cover potential credit losses relating to its trade accounts receivable. The allowance is based on the Company’s historical collection experience

•	as well as an analysis of specific past due accounts. Write-offs against the allowance totaled approximately $145,000 in fiscal 2003, $209,000 in fiscal 2002, and $96,000 in fiscal 2001.

•	Historically, we have experienced fluctuations in the demand for our products based on cyclical fluctuations in the microelectronic and display markets. These fluctuations may cause inventory on hand to lose value or become obsolete. In order to present the appropriate inventory value on our financial statements, we identify slow moving or obsolete inventories and record provisions to write down such inventories to net realizable value. These provisions are based on management’s comparison of the value of inventory on hand against expected future sales. If future sales are less favorable than those projected by management, additional inventory provisions may be required.

•	We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make these estimates based on an analysis of accounts receivable using available information on our customers’ financial status and payment histories. Historically, bad debt losses have not differed materially from our estimates.

•	We maintain a pension plan for eligible union employees at our Fort Wayne, Indiana facility. To account for the cost of this plan, we make estimates concerning the expected long-term rate of return on plan assets, and discount rates to be used to calculate future benefit obligations. Changes in the expected long-term rate of return on plan assets affect the amount of investment income expected to be earned in the future. We base our related estimates using historical data on the rate of return from equities and fixed income investments, as well as projections for future returns on such investments. If the actual returns on plan assets do not equal the estimated amounts, we may have to fund future benefit obligations with additional contributions to the plan. Changes in the discount rate affect the value of the plan’s future benefit obligations. A lower discount rate increases the liabilities of the plan because it raises the value of future benefit obligations. This will also cause an increase in pension expense recognized. We use published bond yields to estimate the discount rate used for calculating the value of future benefit obligations.

•	We adopted the provisions of SFAS 142 as of September 29, 2002 and discontinued amortization of goodwill at that time. We also identified our reporting units, allocated our assets and liabilities to such reporting units and completed the first step impairment test for goodwill relating to our Panelview reporting unit. The fair value of the Panelview reporting unit was determined using a discounted cash flow model with a long-term growth rate of 5%, and a discount rate of 15%. The fair value of the reporting unit exceeded its carrying value, therefore, an impairment of goodwill was not indicated. At September 27, 2003, we completed the first step of our impairment tests for goodwill relating to both the Panelview and IDS reporting units. The fair value of the reporting units was determined using a discounted cash flow model with a long-term growth rate of 5% for each reporting unit, and discount rates of 13.1% and 16.5%, respectively. The fair value of the reporting units exceeded the carrying values, therefore, goodwill impairment was not indicated. If our actual cash flows for these reporting units are less than projected, the related goodwill may become impaired and a related impairment charge will be required.

•	The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carry forwards.

Results of Operations

     The following table sets forth, for the periods indicated, certain operating data expressed as a percentage of net sales.

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	65.9%	68.1%	72.7%

Gross profit	34.1%	31.9%	27.3%

Operating expenses:
Selling, general and administrative	14.6%	15.4%	15.7%
Research and development	5.3%	4.7%	5.5%
Amortization of goodwill	0.0%	1.7%	1.1%
Amortization of intangible assets	1.0%	0.1%	0.1%

Total operating expenses	20.9%	21.9%	22.4%

Operating income	13.2%	10.0%	4.9%
Interest expense	0.1%	0.2%	0.5%
Interest (income)	-0.2%	-0.2%	0.0%

Income before income taxes	13.3%	10.1%	4.4%
Provision for income taxes	4.4%	0.4%	1.0%

Net income	8.9%	9.7%	3.4%

Fiscal Year ended September 27, 2003 compared to Fiscal Year ended September 28, 2002

Net Sales

Net sales were $113.5 million for the year ended September 27, 2003, an increase of $23.0 million, or 26%, from $90.5 million for the year ended September 28, 2002. Net sales for the year ended September 27, 2003 included $16.1 million from IDS.

•	Military/industrial sales in the microelectronic segment were $42.4 million for the year ended September 27, 2003, an increase of $7.1 million, or approximately 20%, from $35.3 million for the year ended September 28, 2002. The growth in sales was mainly attributable to increased sales of our ball grid array memory products and microprocessor products. We expect sales of these products to increase further in 2004.

•	Commercial sales in the microelectronic segment were $19.0 million for the year ended September 27, 2003, an increase of $4.0 million, or approximately 27% from $15.0 million for the year ended September 28, 2002. Commercial sales in the microelectronic segment for the year ended September 27, 2003 included $5.5 million from IDS, which offset a $1.5 million decrease in sales to the telecommunication and data communication markets.

•	Military/industrial sales in the display segment were $11.3 million for the year ended September 27, 2003, a decrease of $1.8 million, or approximately 14%, from $13.1 million for the year ended September 28, 2002. The decrease was due to our decision to focus our resources on our commercial display sales and to not pursue military related orders that required a disproportionate amount of our engineering resources when compared to the amount of the order. We will pursue military related orders when the order meets our requirements.

•	Commercial sales in the display segment were $40.8 million for the year ended September 27, 2003, an increase of $13.8 million, or approximately 51%, from $27.0 million for the year ended September 28, 2002. The increase was primarily due to the inclusion of $10.5 million of net sales from IDS, and an increase of $3.3 million of net sales of commercial display products from our Panelview division mainly from sales of products into new markets, such as automotive test equipment.

Approximately $12.8 million, or 25%, of 2003 net sales for our display segment came from Garmin International, Inc., while General Electric Medical Division, accounted for approximately $7.7 million, or 15%, of 2003 display segment sales. We expect that our sales to Garmin and General Electric will decline significantly during the first quarter of fiscal 2004 due to a shift in their manufacturing strategies.

Northrup Grumman accounted for approximately $6.2 million or 10%, of our 2003 microelectronic segment sales. No other customer accounted for more than 10% of segment or total net sales for this period.

The majority of our sales are not subject to seasonal fluctuations over the course of a year. Sales of our membrane keypad products, which totaled approximately $7.0 million in fiscal year 2003, are subject to seasonal fluctuations relating to home appliance sales in the spring and fall.

Gross Profit

Gross profit was $38.7 million for the year ended September 27, 2003, an increase of $9.8 million or approximately 34% from $28.9 million for the year ended September 28, 2002. For the year ended September 27, 2003, IDS contributed $2.7 million in gross profit. Gross margin as a percentage of net sales was approximately 34% for the year ended September 27, 2003, compared to approximately 32% for the year ended September 28, 2002.

Gross profit for the microelectronic segment was $25.9 million for the year ended September 27, 2003, an increase of $6.1 million, or approximately 31%, from $19.8 million for the year ended September 28, 2002. The majority of the increase in gross profit came from an increase in military/industrial sales in the microelectronic segment. Gross margin as a percentage of microelectronic segment sales was approximately 42% for the year ended September 27, 2003, compared to approximately 39% for the year ended September 28, 2002. The product mix in the microelectronic segment shifted to a greater number of military products, which have a higher selling price and higher gross margin than commercial products. Gross profit for the microelectronic segment for the year ended September 27, 2003 included approximately $1.0 million from IDS.

During fiscal 2003, approximately $0.9 million of our commercial microelectronic inventory was written off against the related inventory reserve. Also, approximately $0.1 million of additional commercial inventory was identified as slow moving and a corresponding charge was recorded. Sales of inventory which had previously been written down were insignificant.

Gross profit for the display segment was $12.8 million for the year ended September 27, 2003, an increase of $3.7 million, or approximately 41%, from $9.1 million for the year ended September 28, 2002. Gross profit for the display segment for the year ended September 27, 2003 included approximately $1.7 million from IDS. Gross margin as a percentage of display segment sales was approximately 25% for the year ended September 27, 2003, compared to approximately 23% for the year ended September 28, 2002. Gross profits in 2003 included the reversal of $0.7 million of accrued costs relating to a completed customer order. Sales of inventory which had previously been written down were insignificant.

We anticipate that gross margins in our display segment, after the inclusion of IDS, will decrease slightly in fiscal 2004 as IDS sells primarily into commercial markets. IDS’s gross margins have historically been consistent with our commercial gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $16.6 million for the year ended September 27, 2003, an increase of $2.7 million, or approximately 19%, from $13.9 million for the year ended September 28, 2002. This increase was due to a $1.1 million increase in general and administrative expenses, and an increase in selling expenses of $1.6 million over the comparable period mainly because of higher commission and payroll expenses, and the inclusion of IDS. Selling, general and administrative expenses as a percentage of net sales decreased slightly to approximately 14.6% for the year ended September 27, 2003 from 15.4% for the year ended September 28, 2002.

IDS contributed approximately $0.7 million of general and administrative expenses and approximately $1.1 million of selling expenses for the year ended September 27, 2003 accounting for $1.8 million of the $2.7 million increase in selling, general and administrative expenses for the year. IDS’ selling, general and administrative expenses as a percentage of sales have historically been consistent with our selling, general and administrative expenses. As a result, we expect selling, general and administrative expenses as a percentage of net sales to remain consistent.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $6.0 million for the year ended September 27, 2003, an increase of $1.7 million, or approximately 40%, from $4.3 million for the year ended September 28, 2002. This increase was attributable to increases of $1.0 million in the microelectronic segment and $0.7 million in the display segment. The year ended September 27, 2003, included $0.6 million of research and development expenses for IDS. As a percentage of sales, research and development expenses have remained consistent and average approximately 5% of net sales. We are committed to research and development of new and existing products and expect research and development expenses to remain at approximately the same percentage of net sales in the future.

Ongoing product development projects for the microelectronic segment include new packaging designs for memory products including synchronous dynamic random access memory (SDRAM), and synchronous static random access memory (SSRAM), along with microprocessor modules and ball grid array products; continuing development of anti-tamper technology for microelectronic products; and qualification of new semiconductor products. Ongoing product development projects for the display segment include glass lamination process technology and display systems development.

Interest Expense

Interest expense consists of interest expense on our long-term debt. Interest expense was $88,000 for the year ended September 27, 2003, a decrease of $59,000 from $147,000 for the year ended September 28, 2002. Interest expense for the year ended September 28, 2002 related to amounts outstanding on our term loan, which was paid off during fiscal year 2002. Interest expense for the year ended September 27, 2003 related to our assumption of approximately $6.9 million of debt in connection with the acquisition of IDS. We paid off the IDS debt in the fourth quarter of fiscal 2003.

Interest Income

Interest income consists of interest earned on our cash balances in various types of interest bearing accounts, and interest earned on investments in short-term marketable securities. Interest income was $250,000 for the year ended September 27, 2003; an increase of $85,000 compared to $165,000 for the year ended September 28, 2002. This increase was attributable to the increase in cash equivalents between periods primarily as a result of the reinvestment of cash flows from operations, and the proceeds received from our stock offering which was completed in July 2003.

Amortization of Goodwill and Intangible Assets

We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), on September 29, 2002, and discontinued amortization of goodwill at that time. Goodwill amortization for the year ended September 28, 2002 totaled $1.5 million.

Intangible asset amortization for the year ended September 27, 2003 totaled $1.1 million, of which approximately $1.0 million related to intangible assets acquired from IDS.

Income Taxes

Income tax expense consists of current and deferred federal and state income taxes. Income tax expense was $5.0 million for the year ended September 27, 2003, compared to $0.4 million for the year ended September 28, 2002. The effective tax rate was approximately 33% for the year ended September 27, 2003, compared to approximately 4% for the year ended September 28, 2002. The increase in the effective tax rate in 2003 was a result of $3.1 million of income tax benefits in 2002 relating to the reversal of a valuation allowance on deferred tax assets as we believed it was more likely than not that we would realize the related tax benefits, as well as the reversal of an income tax reserve as a result of the completion of certain prior years tax returns.

Fiscal Year Ended September 28, 2002 Compared to Fiscal Year Ended September 29, 2001

Net Sales

Net sales were $90.5 million for fiscal year 2002, a decrease of $6.3 million, or approximately 6.5%, from $96.8 million for fiscal year 2001.

•	Military/industrial sales in the microelectronic segment were $35.3 million for fiscal year 2002, an increase of $4.9 million, or approximately 16%, from $30.4 million for fiscal year 2001. Sales of products with our newly developed anti-tamper technology totaled approximately $2.2 million in fiscal year 2002, while fiscal year 2001 did not have any such sales, as this process technology was still under development. The increase in military/industrial sales was also attributable to a higher volume of high-density, multi-chip packages used in domestic and international defense and avionics applications.

•	Commercial sales in the microelectronic segment were $15.0 million for fiscal year 2002, a decrease of $28.2 million, or approximately 65%, from $43.2 million for fiscal year 2001. The decrease was directly related to the decline in the telecommunications and data communications markets, which began in the third quarter of fiscal year 2001. Cisco Systems and Lucent Technologies, customers that accounted for approximately 21% of microelectronic segment sales during fiscal year 2001, accounted for less than 1% of sales for the microelectronic segment in fiscal year 2002. The sales to Cisco Systems and Lucent Technologies in fiscal year 2001 occurred during the first two quarters of that year and were based on orders booked in fiscal year 2000. The decline from these two customers accounted for half of the $28.2 million decrease in commercial microelectronic sales over the comparable periods, while the remaining decrease was attributable to lower purchases by other telecommunications and data communications customers.

•	Military/industrial sales in the display segment were $13.1 million for fiscal year 2002, a decrease of $2.4 million, or approximately 15%, from $15.5 million for fiscal year 2001. This decrease was due to our decision to focus our resources on our commercial display sales.

•	Commercial sales in the display segment were $27.0 million for fiscal year 2002, an increase of $19.3 million, or approximately 251%, from $7.7 million for fiscal year 2001. The majority of the increase of commercial display sales was attributable to an increase of $17.5 million in sales to General Electric Medical Division and Garmin International, resulting from the introduction of new medical and global positioning system products. Sales to other customers increased by approximately $1.8 million because of the inclusion of Panelview sales for twelve months in fiscal 2002 as compared to eight months in the previous year.

Gross Profit

Gross profit was $28.9 million for fiscal year 2002, an increase of $2.5 million, or approximately 9%, from $26.4 million for fiscal year 2001. Gross margin as a percentage of net sales was approximately 32% for fiscal year 2002, compared to approximately 27% for fiscal year 2001.

Gross profit for the microelectronic segment was $19.8 million for fiscal year 2002, an increase of $0.9 million, or approximately 5%, from $18.9 million for fiscal year 2001. Gross margin as a percentage of microelectronic segment sales was approximately 39% for fiscal year 2002, compared to approximately 26% for fiscal year 2001. This increase was due to an increase in military/industrial sales and a significant decrease in the commercial sales. Military products had significantly higher average selling prices and gross margins than commercial products.

During fiscal year 2001, based on severe declines in the telecommunications industry, we identified $6.2 million of commercial inventory within our microelectronic segment that did not have a forecasted demand for usage. We provided a reserve of $3.0 million against this inventory in fiscal year 2001 based on our estimates of the parts most likely to go unused. In addition, $1.3 million of raw materials and finished goods inventory was written off because of poor yields or obsolescence. These inventory charges of approximately $4.3 million represented 4% of net sales for fiscal year 2001.

During fiscal year 2002, approximately $0.4 million of the inventory identified in fiscal year 2001 was written off against the reserve. The amount of inventory in this excess category gradually decreased to approximately $2.5 million as of September 28, 2002 from the originally identified $6.2 million. During this time, we completed quarterly inventory reviews and determined that a reserve of approximately $2.1 million was still needed to account for possible inventory obsolescence of these remaining parts because of their age and lack of usage. Also during this period, $0.4 million of finished goods items were identified as slow moving and a corresponding reserve was provided. These additional items required us to maintain a $2.4 million reserve for raw materials and finished goods relating to our commercial microelectronic products. In fiscal year 2002, these activities did not have a material impact on our gross margins and operating results.

Gross profit for the display segment was $9.1 million for fiscal year 2002, an increase of $1.6 million, or approximately 21%, from $7.5 million for fiscal year 2001. Gross margin as a percentage of display segment sales was approximately 23% for fiscal year 2002, compared to approximately 32% for fiscal year 2001. This decrease was primarily due to significantly higher commercial display sales over the comparable period, which have a lower gross margin than military/industrial display sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $13.9 million for fiscal year 2002, a decrease of $1.3 million, or approximately 8%, from $15.2 million for fiscal year 2001. This decrease was attributable to decreased selling expenses in the microelectronic segment of $2.4 million due to lower commission expense on lower net sales, a reduction of administrative personnel, and a reduction in spending. This decrease was offset by an increase of $1.0 million in display segment selling expenses, which was attributable to higher commission expense and an increase of sales personnel. Total commission expense was $2.9 million for fiscal year 2002, a decrease of $1.1 million, or approximately 28%, from $4.0 million for fiscal year 2001.

Research and Development Expenses

Research and development expenses were $4.3 million for fiscal year 2002, a decrease of $1.0 million, or approximately 20%, from $5.3 million for fiscal year 2001. Research and development expenses were approximately 5% of net sales for fiscal year 2002, compared to approximately 6% of net sales for fiscal year 2001. This decrease was primarily due to fewer commercial products under development in the microelectronic segment. During fiscal year 2001, we began development on anti-tamper technology for certain microelectronic devices in the military/industrial market. The anti-tamper technology development was completed by the end of fiscal year 2001, and the process went into production at the start of fiscal year 2002. Therefore, fiscal year 2001 included $0.3 million of product development expenses for anti-tamper technology.

Display segment research and development expenses were $1.3 million for fiscal year 2002, as compared to $1.2 million for fiscal year 2001. This increase was a result of a number of new engineers hired during the last part of fiscal year 2002 to expand display coating and enhancement technologies.

Interest Expense

Interest expense was $0.1 million for fiscal year 2002, a decrease of $0.4 million, or approximately 70%, from $0.5 million for fiscal year 2001. Interest expense during fiscal year 2001 was incurred on our line of credit and a term loan. The line of credit was paid off during the third quarter of fiscal year 2001 and was not used during fiscal year 2002. The term loan was paid off during the second quarter of fiscal year 2002. Two additional loans totaling $3.1 million were obtained for the purchase of equipment during the second quarter of fiscal year 2002. Both loans were paid off during the fiscal year ended September 2002.

Interest Income

Interest income was $0.2 million for fiscal year 2002, compared to $11,000 for fiscal year 2001. This increase was attributable to the reinvestment of cash flows from operations in an interest-bearing money market account after we paid off our line of credit during the third quarter of fiscal year 2001.

Amortization of Goodwill and Intangible Assets

Amortization expense was $1.6 million for fiscal year 2002, an increase of $0.5 million, or approximately 39%, from $1.1 million for fiscal year 2001. Fiscal year 2001 included eight months of goodwill amortization relating to the Panelview acquisition, while fiscal year 2002 included 12 months of such amortization.

Income Taxes

During the fourth quarter of fiscal year 2002, we reversed a deferred tax valuation allowance of approximately $1.7 million relating to our net operating loss carry forwards, as we believed it was more likely than not that we would realize the related tax benefits. We also reversed approximately $1.1 million of tax reserves that had been recorded in previous years as a result of the completion of certain prior years tax returns. An additional $0.3 million tax benefit was also recorded in the fourth quarter of fiscal year 2002 to recognize the extra-territorial exclusion deduction applicable to foreign sales of that fiscal year. In total, a tax benefit of approximately $3.1 million was recorded during the quarter ended September 28, 2002, reducing our effective rate to 4% for the year.

Liquidity and Capital Resources

Cash on hand as of September 27, 2003 totaled approximately $30.2 million, while marketable securities consisting of a short-term corporate note totaled approximately $5.1 million. The short-term corporate note was purchased with a portion of the proceeds from our public stock offering in July 2003. During fiscal year 2003, cash provided by operating activities was approximately $18.0 million. Depreciation and amortization totaled approximately $4.8 million for the year.

Purchase of property, plant and equipment for the year ended September 27, 2003, totaled approximately $3.9 million. Approximately $2.5 million was spent on production equipment for our microelectronic manufacturing facilities. In addition, approximately $1.3 million was spent on production equipment for our display and interface products manufacturing facilities.

Accounts receivable increased approximately $4.8 million from fiscal year 2002, including approximately $3.6 million of IDS accounts receivable. Days-sales-outstanding at September 27, 2003 was 60 days, slightly higher than the 57 days at September 28, 2002, due to some of our customers taking longer to pay in fiscal year 2003 than in fiscal year 2002.

Inventories increased approximately $2.6 million from fiscal year 2002, including approximately $2.9 million of IDS inventories. Inventory of approximately $18.7 million as of September 27, 2003 represents 89 days of inventory on hand, a slight decrease from 93 days on hand at September 28, 2002. Inventory levels are based on projected production requirements for the first quarter of fiscal 2004.

Accounts payable as of September 27, 2003, were approximately $2.0 million higher than at the end of fiscal 2002. This increase includes approximately $1.9 million of IDS accounts payable. Accrued expenses as of September 27, 2003, were approximately the same as the end of fiscal 2002, and included approximately $1.1 million of IDS accrued expenses. Excluding the impact of IDS, the decrease in accrued expenses was mainly due to a $0.8 million lower income tax payable than last year. Deferred revenue at September 27, 2003 was approximately $3.0 million, and consisted of approximately $2.5 million of advance payments from customers, and approximately $0.5 million of revenue relating to inventory held at a reseller.

We maintain a pension plan for eligible union employees at our Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. Mainly because of a lower discount rate used to value expected future benefit obligations, the pension plan is currently under funded by approximately $0.5 million. See Note 13 to the consolidated financial statements for additional information. We expect to fund our pension obligation through expected returns on plan assets and Company contributions to the plan over the next several years. Actual contributions will be dependent on the actual investment returns during that period. During fiscal 2003, we contributed $0.4 million to the plan. We believe that funding the plan over the next several years will not significantly impact our liquidity.

We have a $12.0 million revolving line of credit with Bank One. Borrowings under the line of credit bear interest at either the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the Bank One “prime rate”. The line of credit matures on March 28, 2004 and we do not anticipate any difficulties in renewing the line of credit at that time. We borrowed approximately $6.1 million on the line of credit in the second quarter of fiscal year 2003 to pay off debt assumed from our acquisition of IDS. The funds were drawn temporarily on the credit line until a term loan was obtained. We obtained a term loan in the amount of $6.0 million on March 13, 2003 from Bank One, which we used to repay borrowings on the line of credit. The term loan bears interest at LIBOR plus 1.5% and matures in March 2008. As of the end of September 2003, there were no borrowings against the line of credit.

We raised approximately $22.0 million from the sale of 2.4 million shares of our common stock through a public offering that was completed during the fourth quarter of 2003. We used a portion of the net proceeds from the offering to pay off the remaining portion of the $6.0 million term loan. An additional $2.4 million of cash was received pursuant to common stock options exercised and shares purchased through our employee stock purchase plan throughout fiscal year 2003.

We are in compliance with all debt covenant requirements of the loan agreements. We believe that our existing sources of liquidity, including expected cash flows from operating activities, existing cash balances, existing credit facilities and other financing sources, will satisfy our cash requirements for at least the next twelve months.

Contractual Obligations

We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

Contractual Obligations
(In thousands of dollars)

	Payments due by Period as of September 27, 2003

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Operating leases	$6,725	$1,832	$2,861	$1,876	$156
Pension funding (1)

Total Contractual Cash Obligations	$6,725	$1,832	$2,861	$1,876	$156

(1)  The Company is committed to meeting the annual minimum funding requirements relating to our pension plan. Based on current actuarial estimates, there are no minimum funding requirements expected for the next four years. The Company cannot estimate expected minimum funding requirements after four years at this time. The Company may also make contributions to the pension fund in excess of the minimum funding requirements during any year.

Recently Enacted Accounting Pronouncements

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

The Company adopted SFAS 142 as of September 29, 2002 and completed the first step impairment test for goodwill relating to its Panelview reporting unit as of that date. The fair value of the Panelview reporting unit was determined using a discounted cash flow model using a long-term growth rate of 5%, and a discount rate of 15%. The fair value of the reporting unit exceeded its carrying value, therefore, an impairment was not indicated.

As of September 27, 2003 the Company completed the first step impairment tests for the goodwill relating to its Panelview and IDS reporting units. The fair value of each reporting unit was determined using a discounted cash flow model using a long-term growth rate of 5% and discount rates of 13.1% and 16.5%, respectively. The fair value of each reporting unit exceeded the related carrying value and, therefore, impairments were not indicated. If our estimates of future cash flows for these reporting units decline, the related goodwill may become impaired.

Amortization of $1.1 million for the year ended September 27, 2003 relates to the Company’s intangible assets other than goodwill. Goodwill amortization in fiscal years 2002 and 2001 relates primarily to Panelview.

Pro forma net income for fiscal years 2002 and 2001 excluding goodwill amortization along with a comparison to 2003 is as follows:

	2003	2002	2001

Net income — as reported	$10,150	$8,740	$3,272
Add back: goodwill amortization expense, net of tax effect	—	932	815

Net income — as adjusted	$10,150	$9,672	$4,087

Earnings per share-basic:
Reported net income	$0.48	$0.44	$0.17
Goodwill amortization	—	0.05	0.04

Adjusted earnings per share-basic	$0.48	$0.49	$0.21

Earnings per share-diluted:
Reported net income	$0.44	$0.42	$0.16
Goodwill amortization	—	0.04	0.04

Adjusted earnings per share-diluted	$0.44	$0.46	$0.20

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosures required by FIN 45 are included in Note 15, Commitments and Contingencies.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment to FAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in annual and interim financial statements. The Company has no plans to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued FASB Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied to the first interim or annual period beginning after December 15, 2003 Additionally, certain transitional disclosures are required immediately if it is reasonably possible that the Company will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective. The Company does not expect the adoption of FIN 46 to have a material effect on its financial condition or results of operations.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 had no impact on the Company’s consolidated financial position or results of operation.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 27, 2003, we had no borrowings on our revolving line of credit with Bank One. Should we borrow against the line, interest charged on these borrowings would be at either the bank’s prime rate or LIBOR plus 1.5%. During fiscal 2003, the bank’s prime rate averaged 4.25% and was 4.0% as of September 27, 2003.

We are subject to changes in the prime rate based on Federal Reserve actions and general market interest fluctuations. We are also subject to fluctuations in the LIBOR rate. As of September 27, 2003, the LIBOR rate was approximately 1.29%. Should we begin borrowing against the credit line, annual interest expense would be approximately $40,000 for every $1.0 million borrowed. A hypothetical increased rate change of 1% would increase interest expense by approximately $10,000 per $1.0 million borrowed on an annual basis. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position.

We have also invested in a $5.1 million short-term corporate note, which is subject to market fluctuations based on changes in interest rates. We intend to hold the note until maturity at the end of January 2004. However, if we were to sell the note prior to maturity, we could lose a portion of the related investment.

We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk on foreign customer purchase orders (we accept payment in U.S. dollars only) or commodity price risk.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included under Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of the fiscal year ended September 27, 2003, except as described below, our disclosure controls and procedures are effective.

During the fourth quarter of fiscal 2003, we determined the need to restate our consolidated financial statements for the first three quarters of fiscal 2003 as a result of a change in the way we do business with a reseller that began in the first quarter of fiscal 2003. The fact that we did not identify this matter until the fourth quarter represents a material weakness in internal control as defined under standards established by the American Institute of Certified Public Accountants. We believe that this material weakness is attributable to the Company’s recent growth in terms of both size and complexity coupled with the fact that accounting and finance department resources had not been added to support that growth. We have recently reorganized responsibilities within that department and have added one, and expect to add two additional accounting and finance personnel in the near future.

As of the date of this Annual Report on Form 10-K, we believe we have a plan that, when completed, will eliminate the material weakness in internal control described above. There were no other changes during our fiscal fourth quarter ended September 27, 2003 that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item for our directors is set forth in our Proxy Statement (which will be filed with the Securities Exchange Commission no later than 120 days following our 2003 fiscal year-end) relating to our annual meeting of shareholders to be held on March 3, 2004 (the “2004 Proxy Statement”), under the heading “Election of Directors” and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by this reference as if set forth in full.

The information required by this Item for our executive officers is set forth under Part I of this Annual Report on Form 10-K, following Item 4, under the subheading “Executive Officers of the Company”.

We have adopted a Code of Ethics and Business Conduct that applies to all of our executive officers and division controllers. A copy of the Code of Ethics and Business Conduct is posted on our internet web site at www.whiteedc.com. If we make any amendment to, or grant any waivers of, a provision of the Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on our internet web site.

ITEM 11 EXECUTIVE COMPENSATION

The information required by this Item is set forth in the 2004 Proxy Statement under the heading “Executive Compensation” and is incorporated herein by this reference as if set forth in full. The information set forth under the headings “Report of the Compensation Committee” and “Stock Price Performance Graph” contained in the 2004 Proxy Statement are not incorporated herein by this reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K under this Item is set forth in the 2004 Proxy Statement under the heading “Principal Shareholders” and under the heading “Security Ownership by Management” and is incorporated herein by reference as if set forth in full.

Equity Compensation Plan Information

The following table provides information as of September 27, 2003, with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

	Number of securities to be	Weighted average exercise
	issued upon exercise of	price of outstanding	Number of securities
	outstanding options,	options, warrants, and	remaining available for
Plan category	warrants and rights	rights	future issuance

Equity compensation plans approved by security holders(1)	1,330,932	$3.72	1,307,094

Equity compensation plans not approved by security holders(2)	1,053,300	$4.51	204,745

Total	2,384,232	$4.07	1,511,839

(1)  Equity compensation plans approved by security holders include approved stock option plans and the approved employee stock option plan.

(2)  Equity Compensation Plans not approved by security holders include the following plans:

Shokrgozar Plan — During fiscal 2000, the Company’s Board of Directors approved an independent grant to Mr. Shokrgozar for a nonqualified stock option to purchase up to 125,000 shares of common stock at an exercise price of $2.750 per share, vesting over four years. At September 27, 2003, 125,000 shares from this independent option right were still under option.

2000 Broad Based Non-qualified Stock Plan — During fiscal 2001, the Company’s Board of Directors approved the 2000 Broad Based Non-qualified Stock Plan, which provides for the issuance of options to purchase shares of Common Stock at an exercise price equal to the fair market value at the date of grant. As of September 27, 2003, 204,745 shares were available for grant and 662,986 granted options were unexercised.

IDS Plan — The Company assumed the IDS Stock Option Plan and 169,000 warrants with the acquisition of IDS in January, 2003. As of September 27, 2003, 96,464 granted options were unexercised, and no shares were available for grant, and all of the warrants were unexercised.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the 2004 Proxy Statement under the heading “Certain Transactions” and under the heading “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by this reference as if set forth in full.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in the 2004 Proxy Statement under the heading “Independent Accountants’ Fees and Services” and is incorporated herein by this reference as if set forth in full.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

Financial Statements	Page

for the years ended September 27, 2003, September 28, 2002, and September 29, 2001	47
Consolidated Statement of Cash Flow for the years ended September 27, 2003, September 28, 2002 and September 29, 2001	48
Notes To Consolidated Financial Statements	49-68

(a)(2)Financial Statement Schedules

INDEX TO FINANCIAL STATEMENT SCHEDULES

Financial Schedule	Page

Schedule II — Valuation and Qualifying Accounts and Reserves	69

(a)(3) Exhibits

2.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)

2.2	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4 filed on June 11, 1998, Registration No. 333-56565).

2.3	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

2.4	Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp., and Interface Data, Systems, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 24, 2003.

2.5	Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P. (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2001).

3.1	Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-3 filed June 2, 2003).

4.1	Shareholder Rights Agreement, effective December 6, 1996, (incorporated herein by reference to Exhibit 5 on Form 8-K, filed on December 19, 1996).

4.2	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.1	Agreement to be Bound by Registration Rights Agreements, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4, filed on Jun 11, 1998, Registration No. 333-56565).

**10.2	Agreement to be Bound by Severance Agreements and Employment Agreement, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.3	1994 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of Shareholders).

10.4	Amendment to Company’s 1994 Flexible Stock Plan, effective May 7, 2001 (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60544).

10.5	Revolving Credit and Term Loan Agreement by and between Bank One, Texas and White Electronic Designs Corporation, an Indiana Corporation, dated January 7, 2000. (Incorporated herein by reference to Exhibit 10.27 to the Company’s 10-Q for the quarter ended January 1, 2000).

10.6	First Amendment to Revolving Credit Agreement by and between Bank One effective as of June 3, 2000; Promissory Note effective June 3, 2000, Notice of Final Agreement effective June 3, 2000 (incorporated herein by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.7	Third Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 28, 2002 (incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2002).

10.8	Fourth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective January 13, 2003 (incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2003).

10.9	Fifth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 13, 2003 (incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2003).

10.10	Term loan agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 13, 2003 (incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2003).

10.11	Modification letter to term loan agreement between Bank One N.A. and White Electronic Designs Corporation, effective April 24, 2003 (incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2003).

10.12	White Electronic Designs Corporation 2001 Director Stock Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60536).

**10.13	White Electronic Designs Corporation 2000 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed May 9, 2001, Registration No. 333-60546).

**10.14	Amendment to Company’s Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60548).

**10.15	White Electronic Designs Corporation 2000 Broad Based Employee Stock Option Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60542).

**10.16	Executive Employment Agreement made as of February 22, 2001 between White Electronic Designs Corporation and Hamid R. Shokrgozar (incorporated herein by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001).

**10.17	Non-Qualified Stock Option Agreement between Electronic Designs Corporation and Donald McGuinness dated December 3, 1998 (incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on December 23, 2002).

**10.18	Non-Qualified Stock Option Agreement between White Electronic Designs Corporation and Hamid Shokrgozar dated November 10, 1999 (incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on December 23, 2002).

*21.1	Subsidiaries of White Electronic Designs Corporation.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management compensatory contract, plan or arrangement.

(b) Reports on Form 8-K

During the last quarter of fiscal year 2003, or following the end of fiscal year 2003, the Company furnished the following reports on Form 8-K with the SEC:

Report on Form 8-K filed July 30, 2003 regarding the Company’s preliminary third quarter earnings results, as disclosed via a press release on July 30, 2003.

Report on Form 8-K filed November 25, 2003 regarding the Company’s preliminary fourth quarter and total year earnings results, as disclosed via a press release on November 25, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

Date:	December 24, 2003	/s/William J. Rodes William J. Rodes Chief Accounting Officer, Secretary, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

/s/ Hamid R. Shokrgozar Hamid R. Shokrgozar President, Chief Executive Officer and Chairman of the Board Date: December 24, 2003	/s/ Edward A. White Edward A. White Vice Chairman of the Board of Directors Date: December 24, 2003

/s/ Thomas M. Reahard Thomas M. Reahard Director Date: December 24, 2003	/s/ Thomas J. Toy Thomas J. Toy Director Date: December 24, 2003

/s/ Norman T. Hall Norman T. Hall Director Date: December 24, 2003	/s/ William J. Rodes William J. Rodes Chief Accounting Officer, Secretary and Treasurer Date: December 24, 2003

Report of Independent Auditors

To the Shareholders and Board of Directors of
White Electronic Designs Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of White Electronic Designs Corporation and Subsidiaries at September 27, 2003 and September 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the Company changed its method of accounting for goodwill and other intangible assets effective September 29, 2002.

PricewaterhouseCoopers LLP
Phoenix, Arizona
November 25, 2003

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share data)

	September 27,	September 28,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$30,176	$12,097
Marketable securities	5,080	—
Accounts receivable, less allowance for doubtful accounts of $397 and $626	19,689	14,916
Inventories, net	18,718	16,109
Prepaid expenses and other current assets	1,727	575
Deferred income taxes	5,222	3,995

Total Current Assets	80,612	47,692
Property, plant and equipment, net	15,689	10,481
Deferred income taxes	—	3,122
Goodwill	17,040	6,533
Intangible assets	6,310	353
Other assets, net	155	185

Total Assets	$119,806	$68,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,074	$6,037
Accrued salaries and benefits	2,496	2,344
Accrued expenses	3,251	3,407
Deferred revenue	3,048	435

Total Current Liabilities	16,869	12,223
Accrued long-term pension liability	712	671
Deferred income taxes	503	—
Other long term liabilities	694	702

Total Liabilities	18,778	13,596

Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 24,067,184 and 20,091,542 shares issued	2,406	2,009
Treasury stock, 44,442 and 44,442 shares, at cost	(4)	(4)
Additional paid-in capital	89,129	53,313
Unearned compensation	(34)	—
Retained earnings (accumulated deficit)	9,857	(293)
Accumulated other comprehensive loss	(326)	(255)

Total Shareholders’ Equity	101,028	54,770

Total Liabilities and Shareholders’ Equity	$119,806	$68,366

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

(In thousands of dollars except data and per share data)

	Year ended

	September 27,	September 28,	September 29,
	2003	2002	2001

Net sales	$113,534	$90,458	$96,761
Cost of sales	74,847	61,558	70,360

Gross profit	38,687	28,900	26,401

Operating expenses:
Selling, general and administrative	16,607	13,939	15,222
Research and development	6,015	4,264	5,302
Amortization of goodwill	—	1,503	1,060
Amortization of intangible assets	1,106	84	84

Total operating expenses	23,728	19,790	21,668

Operating income	14,959	9,110	4,733
Interest expense	88	147	491
Interest (income)	(250)	(165)	(11)

Income before income taxes	15,121	9,128	4,253
Provision for income taxes	4,971	388	981

Net income	$10,150	$8,740	$3,272

Earnings per share — basic	$0.48	$0.44	$0.17

Earnings per share — diluted	$0.44	$0.42	$0.16

Weighted average number of common shares and equivalents:
Basic	21,320,307	19,815,162	19,230,781
Diluted	22,920,209	20,922,434	20,528,337

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands of dollars, except share data)

				Additional		Retained Earnings/	Accumulated	Total
	Common	Common	Treasury	Paid-in	Unearned	(Accumulated	Other Compre-	Shareholders’
	Shares	Stock	Stock	Capital	Compensation	Deficit)	hensive Loss	Equity

Balance, September 30, 2000	18,534,201	$1,853	$(4)	$42,079		$(12,305)	$—	$31,623

Net income						3,272		3,272

Comprehensive income								3,272

Stock options exercised	245,423	25		294				319
Tax benefits related to exercise of stock options				574				574
Common stock issued for Panelview acquisition	814,500	81		7,911				7,992

Balance, September 29, 2001	19,594,124	$1,959	$(4)	$50,858		$(9,033)	$—	$43,780

Net income						8,740		8,740
Minimum pension liability							(255)	(255)

Comprehensive income								8,485

Stock options exercised	343,585	35		689				724
Common stock issued through employee stock purchase plan	43,646	4		185				190
Common stock issued for Panelview acquisition	110,187	11		1,005				1,016
Tax benefits related to exercise of stock options				576				576

Balance, September 28, 2002	20,091,542	$2,009	$(4)	$53,313		$(293)	$(255)	$54,770

Net income						10,150		10,150
Minimum pension liability							(71)	(71)

Comprehensive income								10,079

Stock options exercised	964,963	96		2,127				2,223
Common stock issued in public offering	2,402,874	240		21,718				21,958
Common stock issued through employee stock purchase plan	30,210	3		193				196
Common stock issued for IDS acquisition	577,595	58		4,557				4,615
Options and warrants issued for IDS acquisition				4,457	(51)			4,406
Stock compensation earned during the year					17			17
Tax benefits related to exercise of stock options				2,764				2,764

Balance, September 27, 2003	24,067,184	$2,406	$(4)	$89,129	$(34)	$9,857	$(326)	$101,028

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW

(In thousands of dollars)

	Year Ended

	September 27,	September 28,	September 29,
	2003	2002	2001

OPERATING ACTIVITIES:
Net income	$10,150	$8,740	$3,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,846	3,814	2,966
Deferred income tax (benefit) expense	32	(2,286)	(694)
Tax benefits related to exercise of stock options	2,764	576	574
Loss on sale of property, plant, and equipment	52	2	—
Net changes in balance sheet accounts:
Accounts receivable	(1,607)	(896)	1,803
Inventories	(43)	600	8,749
Prepaid expenses	(1,073)	19	1,248
Other assets	794	13	34
Accounts payable	1,026	239	(6,071)
Accrued expenses	1,042	2,289	(151)
Other long-term liabilities	(8)	(646)	94

Net cash provided by operating activities	$17,975	$12,464	$11,824

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(3,862)	(4,798)	(1,626)
Cash received in sale of property, plant, and equipment	—	3	24
Purchase of marketable securities	(5,080)	—	—
Cash payments for acquisition, net of cash acquired	(8,391)	—	(531)

Net cash used in investing activities	$(17,333)	$(4,795)	$(2,133)

FINANCING ACTIVITIES:
Borrowings on line of credit	6,128	—	75,831
Repayments on line of credit	(6,128)	—	(82,037)
Borrowings of long-term debt	6,000	3,083	—
Repayments of long-term debt	(12,940)	(4,601)	(628)
Common stock issued for exercise of options	2,223	724	319
Common stock issued in public offering	21,958	—	—
Common stock issued through employee purchase plan	196	190	—

Net cash provided by (used in) financing activities	$17,437	$(604)	$(6,516)

Net change in cash	18,079	7,065	3,175
Cash at beginning of year	12,097	5,032	1,857

Cash at end of year	$30,176	$12,097	$5,032

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$88	$147	$491
Cash paid for income taxes	$3,911	$2,277	$1,262
Common stock issued for acquisition	$4,615	$1,016	$7,992
Options and warrants issued for acquisition	$4,457	$—	$—

The accompanying notes are an integral part of these financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

White Electronic Designs Corporation designs, develops and manufactures innovative microelectronic and display components and systems for high technology products used in the military/industrial and commercial markets. The Company’s microelectronic solutions include advanced semiconductor and state of the art multi-chip packaging, as well as a proprietary process for applying anti-tamper protection to mission critical semiconductor components in military applications. The Company’s display solutions include enhanced flat panel display products, interface devices and electromechanical assemblies. The Company’s customers, which include military prime contractors in the United States and Europe as well as commercial original equipment manufacturers (“OEMs”), outsource many of their microelectronic and display components and systems to us as a result of the combination of our design, development and manufacturing expertise. The Company’s operations include two reportable segments: microelectronics and display, with the majority of sales and operating income generated by the microelectronic segment.

2.	CHANGE IN ACCOUNTING PRINCIPLE

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

The Company adopted SFAS 142 as of September 29, 2002 and completed the first step impairment test for goodwill relating to its Panelview reporting unit as of that date. The fair value of the Panelview reporting unit was determined using a discounted cash flow model using a long-term growth rate of 5%, and a discount rate of 15%. The fair value of the reporting unit exceeded its carrying value, therefore, an impairment was not indicated.

As of September 27, 2003 the Company completed the first step impairment tests for the goodwill relating to its Panelview and IDS reporting units. The fair value of each reporting unit was determined using a discounted cash flow model using a long-term growth rate of 5% and discount rates of 13.1% and 16.5%, respectively. The fair value of each reporting unit exceeded the related carrying value and, therefore, impairments of the related goodwill were not indicated. If our actual cash flows for these reporting units are less than projected, the related goodwill may become impaired and an impairment charge will be required.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of $1.1 million for the year ended September 27, 2003 relates to the Company’s intangible assets other than goodwill. Goodwill amortization in fiscal years 2002 and 2001 relates primarily to Panelview.

Pro forma net income for fiscal years 2002 and 2001 excluding goodwill amortization along with a comparison to 2003 is as follows:

	Fiscal Year

	2003	2002	2001

Net income — as reported	$10,150	$8,740	$3,272
Add back: goodwill amortization expense, net of tax effect	—	932	815

Net income — as adjusted	$10,150	$9,672	$4,087

Earnings per share — basic:
Reported net income	$0.48	$0.44	$0.17
Goodwill amortization	—	0.05	0.04

Adjusted earnings per share — basic	$0.48	$0.49	$0.21

Earnings per share — diluted:
Reported net income	$0.44	$0.42	$0.16
Goodwill amortization	—	0.04	0.04

Adjusted earnings per share-diluted	$0.44	$0.46	$0.20

3.	SIGNIFICANT ACCOUNTING POLICIES

a.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owed subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain amounts in prior fiscal years’ consolidated financial statements have been reclassified to conform to the current year presentation.

b.	Fiscal Year-End

The Company’s fiscal year ends on the Saturday nearest September 30.

c.	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and money market funds purchased with an initial maturity of three months or less to be cash equivalents.

d.	Marketable Securities

Marketable securities consist of a short-term corporate note with a maturity date of January 30, 2004. We expect to hold the note to maturity, and it is recorded at cost which approximates fair value.

e.	Inventories

Inventories are valued at the lower of cost or market with cost determined using the average or standard cost methods, with standard costs approximating actual costs.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

f.	Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is determined on a straight-line basis over the estimated useful lives ranging from 5 to 20 years for buildings and improvements and 3 to 7 years for machinery and equipment. Leasehold improvements are amortized over the lives of the leases or estimated useful lives of the assets, whichever is shorter. When assets are sold or otherwise retired, the cost and accumulated depreciation are removed from the books and the resulting gain or loss is included in operating results. The Company periodically evaluates the carrying value of its property, plant, and equipment in accordance with SFAS 144 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, based upon the estimated cash flows to be generated by the related assets.

g.	Revenue Recognition

The Company sells its microelectronic and display products primarily to military prime contractors and commercial original equipment manufacturers. A small portion of the Company’s products are also sold through distributors or resellers. The Company recognizes revenue on product sales when persuasive evidence of an arrangement with the customer exists, title to the product has passed to the customer which usually occurs at time of shipment, the sales price is fixed or determinable, and collectibility of the related billing is reasonably assured. Advance payments from customers are deferred and recognized when the related products are shipped. Revenue relating to products sold to distributors or resellers who either have return rights or where the Company has a history of accepting product returns are deferred and recognized when the distributor or reseller sells the product to the end customer. The Company also provides limited design services pursuant to related customer purchase orders and recognizes the associated revenue as such services are performed. The Company maintains an allowance for doubtful accounts to cover potential credit losses relating to its trade accounts receivable. The allowance is based on the Company’s historical collection experience as well as an analysis of specific past due accounts. Write-offs against the allowance totaled approximately $145,000 in fiscal 2003, $209,000 in fiscal 2002, and $96,000 in fiscal 2001.

The Company’s contracts with military prime contractors provide that they may be terminated at the convenience of the U.S. Government. Upon such termination, the Company is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs incurred and allocable to the contract and an allowance for profit on the allowable costs incurred or adjustment for loss if completion of performance would have resulted in a loss.

h.	Shipping Costs

Shipping costs include charges associated with delivery of goods from the Company’s facilities to its customers and are reflected in costs of goods sold. Shipping costs paid by our customers are classified as revenue.

i.	Research and Development

Research and development costs are expensed as incurred.

j.	Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards 109, “Accounting for Income Taxes” (“SFAS 109”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carry forwards.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

k.	Fair Value of Financial Instruments

The Company values financial instruments as required by SFAS 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”). The carrying amounts of cash and cash equivalents and bank notes payable approximate fair value due to the short maturity of those instruments. The carrying amounts of account receivables and accounts payable approximate their fair value due to the relatively short maturity of these items.

l.	Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

m.	Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

A reconciliation of the numerator and denominator of basic and diluted earnings per share is as follows:

2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net Income	$10,150,000
Earnings per share-basic
Net Income	$10,150,000	21,320,307	$0.48

Earnings available to common stockholders	$10,150,000
Effects of Dilutive Securities
Stock options and warrants		1,599,902

Earnings per share-diluted
Earnings available to common stockholders	$10,150,000	22,920,209	$0.44

Options excluded from the calculation of diluted earnings per share were 156,000, as the exercise price of those options was greater than the average share price for the period.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2002

	Income	Shares	Per share
	(Numerator)	(Denominator)	amount

Net Income	$8,740,000
Earnings per share-basic
Net Income	$8,740,000	19,815,162	$0.44

Earnings available to common stockholders	$8,740,000
Effects of Dilutive Securities
Stock options		1,107,272

Earnings per share-diluted
Earnings available to common stockholders	$8,740,000	20,922,434	$0.42

Options excluded from the calculation of diluted earnings per share were 366,000, as the exercise price of those options was greater than the average share price for the period.

2001

	Income	Shares	Per share
	(Numerator)	(Denominator)	amount

Net Income	$3,272,000

Earnings per share-basic
Net Income	$3,272,000	19,230,781	$0.17

Earnings available to common stockholders	$3,272,000
Effects of Dilutive Securities
Stock options		1,297,556

Earnings per share — diluted
Earnings available to common stockholders	$3,272,000	20,528,337	$0.16

Options excluded from the calculation of diluted earnings per share were 387,000, as the exercise price of those options was greater than the average share price for the period.

n.	Stock-Based Compensation

The Company accounts for employee stock options relating to its common stock in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and provides the pro forma disclosures required by SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”).

Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net income for fiscal years 2003, 2002, and 2001 would have been reduced to the pro forma amounts indicated below (in thousands except share data):

	2003	2002	2001

Net income — as reported	$10,150	$8,740	$3,272
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(988)	(1,895)	(2,000)

Net income — pro forma	$9,162	$6,845	$1,272

Earnings per share-basic as reported	$0.48	$0.44	$0.17
Earnings per share-basic pro forma	$0.43	$0.35	$0.07

Earnings per share-diluted as reported	$0.44	$0.42	$0.16
Earnings per share-diluted pro forma	$0.40	$0.33	$0.06

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant has been determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Employee Stock Options	2003	2002	2001

Expected options term (years)	5.0	6.3	7.7
Risk free interest rate	2.98%	4.75%	4.08%
Volatility	92%	146%	149%

Employee Stock Purchase Plan	2003	2002	2001
Expected options term (years)	0.5	0.5	—
Risk free interest rate	0.94%	2.00%	0.00%
Volatility	50%	55%	0%

The weighted-average estimated fair value of employee stock options granted during fiscal years 2003, 2002 and 2001 was $6.55, $5.94, and $4.97 per share, respectively. The weighted-average estimated fair value of the discount on the shares sold under the Employee Stock Purchase Plan during fiscal years 2003, 2002 and 2001 was $1.14, $0.77 and $.0.00, respectively.

o.	Newly Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosures required by FIN 45 are included in Note 15, Commitments and Contingencies.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment to FAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in annual and interim financial statements. . The Company has no plans to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued FASB Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied to the first interim or annual period beginning after December 15, 2003 Additionally, certain transitional disclosures are required immediately if it is reasonably possible that the Company will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective. The Company does not expect the adoption of FIN 46 to have a material effect on its financial condition or results of operations.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 had no impact on the Company’s consolidated financial position or results of operation.

4.	MERGER AND ACQUISITIONS

On January 22, 2003, the Company acquired the outstanding stock of Interface Data Systems, Inc. (“IDS”), a privately held corporation headquartered in Phoenix, Arizona. The results of IDS’ operations have been included in the consolidated financial statements since that date. IDS designs and manufactures membrane keypads, silver flexible circuits, graphic overlays, sensors, electro luminescent lamps, control panels, keypad/controller assemblies, and handheld and desktop electronic devices for original equipment manufacturers. IDS sells to the home appliance, consumer electronics, industrial process controls, medical and communications markets. IDS has manufacturing facilities in Phoenix, Arizona and Columbus, Ohio and has strategic manufacturing alliances in China and Taiwan. The acquisition of IDS expands the Company’s product offerings and allows the Company to provide system and subsystem level solutions to our customers.

The net sales from the Columbus, Ohio location have been included in the Company’s display segment, while the net sales from the IDS Phoenix, Arizona location have been included in both the display and microelectronic segments. The IDS acquisition was treated as a purchase business combination and its results of operations have been included in the Company’s consolidated financial statements since the acquisition date.

The purchase price of the IDS acquisition was approximately $18.6 million, which included a cash payment of $9.0 million; 577,595 shares of the Company’s common stock valued at $4.6 million; the assumption of certain IDS employee stock options and warrants with a value of $4.5 million; and $0.5 million of acquisition costs. The Company issued approximately 469,000 options and 169,000 warrants to purchase its common stock in exchange for IDS options and warrants that were outstanding at the date of the acquisition. Approximately 38,000 of the options were unvested at the date of the acquisition and the related unearned compensation of approximately $51,000 is being recognized over the remaining vesting period.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The Company used independent appraisers to assist in the determination of certain of these fair values (in thousands of dollars):

Current assets	$7,909
Property, plant and equipment	5,121
Intangible assets	7,100
Goodwill	10,507
Other	764

Total assets acquired	31,401

Current liabilities	4,012
Long-term debt	5,980
Deferred income taxes	3,387

Total liabilities assumed	13,379

Net assets acquired	$18,022

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The breakdown of acquired goodwill and intangible assets by business segment is as follows:

(In thousands of dollars)	Amortization		Micro-
Asset	Period (in years)	Display	Electronics	Total

Goodwill		$1,953	$8,554	$10,507

Intangible assets:
Non-compete agreements	2.5	200	200	400
Contracted backlog	0.67	194	406	600
Existing techology	10	1,319	681	2,000
Customer relationships	15	2,704	1,396	4,100

		$4,417	$2,683	$7,100

The accompanying pro forma statement of income information gives effect to the IDS acquisition as if it had occurred at the beginning of each period presented. The pro forma information is included only for purposes of illustration, and does not necessarily indicate what the Company’s operating results would have been had the acquisition of IDS been completed on the date indicated.

(In thousands of dollars except share data)

	Year ended

	September 27,	September 28,
	2003	2002

Net sales	$120,767	$116,267

Net income	$9,722	$8,213

Earnings per share-basic	$0.45	$0.40
Earnings per share-diluted	$0.42	$0.38

On January 29, 2001, the Company acquired Panelview, Inc., a manufacturer of display products located in Oregon. Panelview provides optical enhancements to display products sold to the transportation, medical and instrumentation markets. Panelview’s operating results have been included in the financial statements from the date of the acquisition.

The purchase price of the Panelview acquisition was approximately $9.1 million and included 905,000 shares of common stock, and $142,000 of direct acquisition costs. In addition, the former shareholders of Panelview had the potential to earn up to an additional $1 million of the Company’s common stock if certain revenue and operating contribution targets were met over the twelve-month period from February 2001 through January 2002. The Company issued 19,687 additional shares of its common stock valued at $128,000 on March 7, 2002 in connection with these provisions of the purchase agreement.

The accompanying pro forma statement of income information gives effect to the Panelview acquisition as if it had occurred as of October 1, 2000. The pro forma information is included only for purposes of illustration, and does not necessarily indicate what the Company’s operating results would have been had the acquisition of Panelview been completed on the date indicated.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars except share data)

Year Ended
September 29, 2001

Net sales	$99,871

Net income	$2,522

Earnings per share — basic	$0.13
Earnings per share — diluted	$0.12

5.	PLANT CLOSURE

In May 2003, the Company announced plans to close its Marlboro, Massachusetts facility and move the related operations to the Company’s two Arizona facilities in an effort to reduce costs and consolidate the microelectronic segment. The move was substantially completed by September 27, 2003. The Company accelerated the depreciation of leasehold improvements at the Massachusetts’ facility so that such assets were fully depreciated by September 27, 2003. Remaining production assets were relocated to the Arizona facilities and will continue to be used. Therefore, a related impairment charge was not required.

Employee severance expense of approximately $462,000 was recorded during 2003. Remaining severance expense to be incurred in 2004 approximates $80,000. The Company also recorded during 2003 approximately $137,000 related to the remaining building lease expense.

6.	INVENTORIES

Inventories consist of the following (in thousands of dollars):

	September 27, 2003	September 28, 2002

Gross inventories:
Raw materials	$13,221	$13,226
Work-in-process	6,286	5,638
Finished goods	4,069	2,121

Total gross inventories	23,576	20,985
Less reserve for excess and obsolete inventories	(4,858)	(4,876)

Total net inventories	$18,718	$16,109

Raw materials include approximately $2.4 million and $1.1 million at year end 2003 and 2002, respectively, for which the Company has received advance payment from the customer.

7.	INTANGIBLE ASSETS AND GOODWILL

The Company’s acquired intangible assets, all of which are subject to amortization, consist of the following as of September 27, 2003 and September 28, 2002 (in thousands of dollars):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Gross	Accumulated	Net
Intangible Assets	Amount	Amortization	Amount

September 27, 2003
Customer relationships	$4,100	$(182)	$3,918
Existing technology	2,427	(553)	1,874
Other	1,225	(707)	518

Total intangible assets	$7,752	$(1,442)	$6,310

September 28, 2002
Customer relationships	$—	$—	$—
Existing technology	427	(334)	$93
Other	260	—	260

Total intangible assets	$687	$(334)	$353

Changes in the carrying amount of acquired intangible assets during fiscal 2003 and 2002 (in thousands of dollars):

	2003	2002

Balance at beginning of year	$353	$177
Additions	7,100	—
Change in intangible pension asset	(37)	260
Amortization	(1,106)	(84)

Balance at end of year	$6,310	$353

Estimated Aggregate Amortization Expense
for the Next Five Fiscal Years:

2004	$640
2005	607
2006	473
2007	473
2008	473
Thereafter	3,644

$6,310

Changes in the carrying amount of goodwill for the years ended September 27, 2003 and September 28, 2002 are as follows (in thousands of dollars):

	Microelectronic	Display
	Segment	Segment	Total

Balance as of September 29, 2001	$221	$7,686	$7,907
Goodwill acquired — Panelview acquisition		129	129
Amortization expense	(204)	(1,299)	(1,503)

Balance as of September 28, 2002	$17	$6,516	$6,533
Goodwill acquired — IDS acquisition	8,554	1,953	10,507

Balance as of September 27, 2003	$8,571	$8,469	$17,040

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands of dollars):

	September 27, 2003	September 28, 2002

Land	$697	$246
Buildings and improvements	3,897	634
Machinery and equipment	14,254	11,527
Tooling	—	1,487
Furniture and fixtures	2,820	2,259
Leasehold improvements	1,936	2,121
Construction in progress	719	—

Total, at cost	$24,323	$18,274
Less accumulated depreciation and amortization	(8,634)	(7,793)

Net property, plant, and equipment	$15,689	$10,481

Depreciation expense was $3,724,000, $2,227,000, and $1,822,000 for fiscal years 2003, 2002, and 2001, respectively.

9.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands of dollars):

	September 27, 2003	September 28, 2002

Sales commissions	$1,212	$648
Income taxes	542	1,392
Other accruals	1,497	1,367

Total accrued expenses	$3,251	$3,407

10.	LONG-TERM DEBT

During the second quarter of 2003, the Company entered into a five-year term loan through Bank One NA (“Bank One”) in the amount of $6,000,000 to pay off long-term debt assumed in connection with the IDS acquisition. The Company repaid $750,000 in April 2003, and modified the terms of the loan to require monthly principal payments of $29,222 and a final payment of approximately $4.0 million. The Company’s buildings were used as collateral for the loan. In July 2003, the Company used a portion of the proceeds from the 2003 public offering of common stock discussed in Note 11 to repay all outstanding amounts under the term loan.

The Company has a $12.0 million line of credit with Bank One that matures on March 20, 2004. Borrowings against the line are limited to eligible accounts receivable and inventories and bear interest at prime or LIBOR plus 1.5%. A commitment fee of 0.25% is charged on the unused portion of the line. At September 27, 2003, there were no borrowings outstanding against the line of credit. The agreement requires the Company to maintain compliance with certain financial covenants. .

The weighted average interest rate on the Company’s borrowings for fiscal 2003, 2002 and 2001 was approximately 4.25%, 4.84% and 7.98%, respectively.

11.	PUBLIC OFFERING OF COMMON STOCK

In July 2003, the Company completed a public offering of its common stock which resulted in net proceeds (after deducting underwriting discounts and commissions and offering expenses) of approximately $22.0 million. The Company initially sold 2,200,000 common shares on July 8, 2003 and an additional 202,874 shares on August 1, 2003,

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

following the exercise by the underwriters of an over-allotment option. Two selling shareholders also participated in the offering and sold 2,772,126 shares of common stock held by them. The Company did not receive any proceeds from the sale of the selling shareholders’ shares. In July 2003, the Company used a portion of the proceeds from the offering to repay all outstanding amounts owing under its term loan with Bank One. The Company expects to use the remaining net proceeds for potential acquisitions and general corporate purposes, including expansion of research and development relating to new products and our anti-tamper technology for microelectronic products.

12.	INCOME TAXES

The provision for income taxes consists of the following (in thousands of dollars):

	2003	2002	2001

Current
Federal	$4,252	$2,408	$1,531
State	845	265	144

Total current	5,097	2,673	1,675

Deferred
Federal	(62)	(2,111)	(537)
State	(64)	(174)	(157)

Total deferred	(126)	(2,285)	(694)

Income tax provision	$4,971	$388	$981

A reconciliation of the income tax provision calculated at the U.S. federal statutory tax rate of 34% to the actual tax provision is as follows (in thousands of dollars):

	2003	2002	2001

Income tax provision at statutory rate	$5,141	$3,104	$1,446
State taxes, net of federal benefit	559	365	149
Federal and state credits	(376)	(504)	(900)
Extraterritorial income exclusion	(377)	(365)	—
Non-deductible goodwill amortization	—	493	320
Valuation allowance and reserves	—	(2,773)	—
Other	24	68	(34)

Income tax provision	$4,971	$388	$981

The income tax effect of loss carry forwards, tax credit carry forwards and temporary differences between financial and tax reporting give rise to the deferred income assets and liabilities. Such deferred income tax assets and liabilities consisted of the following (in thousands of dollars):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 27, 2003	September 28, 2002

Deferred tax assets:
Tax credits	$504	$504
Allowance for doubtful accounts	158	202
Inventories	2,901	3,081
Deferred revenue	985	73
Accrued expenses and other liabilities	696	157
Pension	161	156
Net operating loss carry forwards	3,157	3,524
Other	—	102

Deferred tax assets	$8,562	$7,799

Deferred tax liabilities:
Property, plant, and equipment	$(1,386)	$(639)
Intangible assets	(2,398)	(43)
Other	(59)	—

Deferred tax liabilities	$(3,843)	$(682)

Net deferred tax asset	$4,719	$7,117

During the fourth quarter of fiscal year 2002, the Company reduced its valuation allowance of $1.7 million relating to its net operating loss carry forwards, as the Company determined that it was more likely than not that it would realize the related deferred tax benefits. In addition, the Company reversed approximately $1.1 million of income tax reserves that had been recorded in previous years as a result of the completion of certain prior years tax returns.

As of September 27, 2003, the Company had federal net operating loss carry forwards of approximately $9.0 million, which expire at various dates through 2018.

Ownership changes, as defined in Internal Revenue Code Section 382, have limited the amount of net operating loss and tax credit carry forwards that can be utilized by the Company annually to offset future taxable income and liability.

13.	BENEFIT PLANS

Defined Benefit Plan

The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. Benefits are based primarily on a benefits multiplier and years of service. The Company funds an amount equal to the minimum funding required plus additional amounts which may be approved by the Company from time to time. Contributions were $400,000 in 2003 and $149,245 in 2002.

The expected long-term rate of return on plan assets is updated annually taking into consideration the related asset allocation, historical returns on the types of assets held in the plan, and the current economic environment. Based on these factors, the Company expects its plan assets to earn a long-term rate of return of 7.00 percent per annum. Changes in the mix of plan assets could impact the amount of recorded pension income or expense, the funded status of the plan and the need for future cash contributions. The discount rate used to calculate the expected present value of future benefit obligations as of September 27, 2003 was 5.87%. The Company periodically reviews the plan asset mix, benchmark discount rate, expected rate of return and other actuarial assumptions and adjusts them as deemed necessary.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(In thousands)

	September 27,	September 28,
Benefits Plan	2003	2002

Reconciliation of Projected Benefit Obligation
Benefit obligation beginning of year	$2,759	$2,347
Service cost	56	50
Interest cost	175	172
Benefits paid	(130)	(129)
Actuarial loss	227	319

Benefit obligation end of year	3,087	2,759

Reconciliation of Fair Value of Plan Assets
Plan assets at fair market value beginning of year	$2,026	2,256
Actual return on plan assets	271	(226)
Employer contributions	400	149
Benefits paid	(130)	(129)
Expenses	(25)	(25)

Plan assets at fair market value end of year	$2,542	$2,026

Funded Status	$(544)	$(733)
Unrecognized prior service cost	225	260
Unrecognized actuarial (gain) loss	487	411

Net amount recognized	$168	$(62)

Weighted-Average Assumptions
Discount rate	5.87%	6.50%
Expected return on plan assets	7.00%	7.00%
Amounts recognized in the consolidated balance sheet
Accrued benefit liability	(544)	(733)
Intangible assets	225	260
Accumulated other comprehensive income	487	411

Net amount recognized	$168	$(62)

Components of Net Periodic Benefit Cost (in thousands)	2003	2002	2001

Service cost	$82	$77	$88
Interest cost	175	172	161
Expected return on market-related plan assets	(136)	(156)	(164)
Amortization of prior service cost	35	38	25
Recognized actuarial (gain) loss	14	—	(10)

Net periodic benefit cost	$170	$132	$99

401(k) Plan

The Company has an Incentive Savings 401(k) Plan covering its non-union employees who have completed six months of service. During fiscal 2003, the Company matched employee contributions equal to 50% of the first 6% of the participants wage base. During fiscal 2003, 2002 and 2001, the Company made contributions to the plan of approximately $271,000, $248,000 and $267,000, respectively.

14.	STOCK OPTIONS, WARRANTS, AND STOCK PURCHASE PLANS

Stock Options Plans

Executives and other key employees have been granted options to purchase common shares under stock option plans adopted during the period 1987 through 2001. The option exercise price generally equals the fair market value of

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company’s common shares on the day of the grant. Options generally vest ratably over a four-year period and have a maximum term of ten years.

The Company issued approximately 469,000 options and 169,000 warrants to purchase its common stock in connection with the IDS acquisition. The stock options had a weighted average exercise price of $2.32 per share and expire in 2012, while the warrants have a weighted average exercise price of $2.96 and expire December 31, 2006. Approximately 38,000 of the options were unvested at the time of the acquisition, and the related unearned compensation of approximately $51,000 is being recognized over the remaining vesting period of two years.

A summary of the Company’s stock option activity and related information is as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Beginning balance outstanding	2,678,032	$3.67	2,993,839	$3.40	2,083,577	$2.13
Issued in IDS acquisition	469,277	3.90
Granted	155,132	9.11	129,000	6.33	1,301,000	5.15
Canceled	(123,050)	7.16	(104,845)	4.30	(140,968)	3.44
Exercised	(964,009)	2.31	(339,962)	2.11	(249,770)	1.30

Ending balance outstanding	2,215,382	$4.15	2,678,032	$3.67	2,993,839	$3.40

Options exercisable at year end	1,598,233	$3.45	1,674,193	$2.92	1,328,315	$1.96
Shares available for future grant	1,511,839		1,545,620		1,580,261

Weighted average fair value of all options granted during the year		$6.55		$5.94		$4.97

The following table summarizes additional information about the Company’s stock options outstanding as of September 27, 2003.

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Shares	Average	Average		Average
	Under	Exercise	Remaining	Exercisable	Exercise
	Option	Price	Contractual Life	Shares	Price

Range of exercise price:
$0.0000 - $1.6000	362,283	$0.90	4.2	362,283	$0.90
$1.6001 - $3.2000	555,238	$2.51	4.8	539,230	$2.50
$3.2001 - $4.8000	722,242	$3.82	7.1	424,560	$3.82
$4.8001 - $6.4000	122,757	$6.14	8.1	49,750	$6.15
$6.4001 - $8.0000	181,875	$7.22	6.9	132,289	$7.22
$8.0001 - $9.6000	115,132	$8.66	9.6	—	$—
$9.6001 - $11.2000	143,855	$10.52	6.6	90,121	$10.60
$11.2001 - $12.8000	12,000	$12.19	9.9	—	$—

	2,215,382	$4.15	6.2	1,598,233	$3.45

Stock Purchase Plans

In February 2001, the Company’s Board of Directors adopted the White Electronic Designs Corporation 2000 Employee Stock Purchase Plan. This plan provides for the purchase by employees of up to 300,000 shares of common stock at 85% of the fair market value on the first or last day of the offering period (as defined in the plan),

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

whichever is lower. This plan began July 1, 2001, and will continue for ten years unless terminated sooner. There were 30,210 shares issued under this plan in fiscal year 2003, 43,646 shares issued in fiscal year 2002, and no shares issued under this plan in fiscal year 2001.

15.	COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment under non-cancelable lease agreements some of which include renewal options of up to five years. Total rent expense for 2003, 2002, and 2001 was $2,215,000, $1,799,000 and $1,564,000, respectively. Future minimum annual fixed rentals required under non-cancelable operating leases having an original term of more than one year are $1,832,000 in 2004, $1,450,000 in 2005, $1,411,000 in 2006, $1,285,000 in 2007, $591,000 in 2008, and $156,000 thereafter.

As part of mergers, acquisitions and other transactions entered into during the ordinary course of business (including public offerings of our stock), from time to time, the Company has indemnified certain sellers, buyers or other parties related to the transaction from and against certain liabilities associated with conditions in existence (or claims associated with actions taken) prior to the closing of the transaction. These indemnity provisions generally require the Company to indemnify the party against certain liabilities that may arise in the future from the pre-closing activities of the Company. The indemnity classifications include certain operating liabilities, such as patent infringement, claims existing at closing, or other obligations. Given the nature of these indemnity obligations, it is not possible to estimate the maximum potential exposure. We do not consider any of such obligations as having a probable likelihood of payment that is reasonably estimable, and accordingly, we have not recorded any obligations associated with these indemnities.

16.	CONCENTRATIONS OF CREDIT RISK

Our customers consist mainly of military prime contractors and commercial OEMs and contract manufacturers who work for them, in the United States, Europe and Asia. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. Our losses from bad debts totaled approximately $145,000 in fiscal 2003, $209,000 in fiscal 2002, and $96,000 in fiscal 2001. Sales to military customers accounted for approximately $53.7 million, or 47%, of our sales in fiscal 2003 as compared to approximately $48.4 million, or 54%, in fiscal 2002. Sales to our commercial customers accounted for approximately $59.8 million, or 53%, of our sales in fiscal 2003, as compared to approximately $42.0 million, or 46%, in fiscal 2002.

In fiscal 2003, Garmin International, Inc., a display segment customer, accounted for 11.3% of our net sales. In fiscal 2002, General Electric Medical Division, also a display segment customer, accounted for 11.5% of net sales, and Garmin International accounted for 10.8% of total net sales. In fiscal 2001, no customer accounted for more than 10% of net sales.

Foreign sales for fiscal 2003, 2002 and 2001, were approximately $29.2 million, $28.8 million, and $27.2 million respectively. Additional information concerning sales by geographic area can be found in Note 18.

At certain times throughout the year, the Company may maintain certain bank accounts in excess of the FDIC insured limits.

17.	SHAREHOLDERS RIGHTS PLAN

On December 6, 1996, the Board of Directors adopted a shareholder rights plan to protect shareholders against unsolicited attempts to acquire control of the Company, which do not offer what the Company believes to be an adequate price for all shareholders. The plan will expire on December 5, 2006 unless extended or unless the rights under the plan are earlier redeemed by the Company.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	FINANCIAL DATA BY BUSINESS SEGMENT

The Company has two business segments each of which requires different design and manufacturing resources and generally serves customers in different markets. The microelectronic segment accounted for approximately 54% of total Company sales in fiscal 2003, while the display segment accounted for approximately 46% of total Company sales in fiscal 2003.

Our microelectronic segment packages semiconductor products mainly for memory storage. Our products are sold to military prime contractors and commercial OEMs in the aerospace, defense, military equipment, computer networking and telecommunications industries. Certain industries require these semiconductor parts to pass specific qualifications due to the application requirements for those products. A commercial grade product generally meets the standard of industries such as the consumer electronic, computer networking and telecommunication industries. Higher performing products, also known as high-reliability products, are needed in certain industries, such as aerospace, defense, and military equipment, and are often referred to as “military” products. Military products are designed to meet more stringent standards and are resistant to adverse conditions, such as high and low extreme temperatures. High-reliability products can also be used in industrial applications where products are exposed to harsh conditions. Our microelectronic segment also includes our anti-tamper security coating for mission critical semiconductor components in military applications.

The display segment serves a number of markets with products and solutions that are incorporated into global positioning systems, home appliances, consumer electronics, medical devices, outdoor displays, military avionics and various military applications. Our display segment manufactures enhanced viewing liquid crystal displays, interface devices and electromechanical assemblies. Enhanced viewing liquid crystal displays can be either ruggedized or commercial. Ruggedized displays are manufactured to perform in harsh environmental conditions, while commercial display products offer greater viewing performance than off-the-self displays, but are not designed for harsh environmental conditions. Interface devices include electromechanical components and instrument packages that can consist of ruggedized keyboards, aircraft trim panels, rotating devices, mechanical packages, membrane keypads, silver flexible circuits, graphic overlays, control panels, and keypad/controller assemblies.

The Company’s segments have common customers, mainly in the aerospace defense industry. Different purchasing groups within the customers’ parent company, however, usually purchase the products from each segment. There are no inter-segment sales. Transfers of inventory between segments are made at cost, and are treated as transfers between locations.

The assets identified by segment are those assets used in the Company’s operations and do not include general corporate assets such as cash, goodwill, or deferred tax assets. Capital expenditures exclude equipment under operating leases.

In fiscal 2003, Garmin International accounted for 25% of display segment net sales, while General Electric Medical Division accounted for approximately 15% of display segment net sales. Northrup Grumman accounted for approximately 10% of microelectronic net sales in fiscal 2003.

In fiscal 2002, General Electric Medical Division accounted for approximately 26% of display segment net sales, while Garmin International account for approximately 24% of display segment net sales.

In fiscal 2001, Lucent Technologies and Cisco Systems accounted for 11% and 10%, respectively, of microelectronic segment net sales.

A significant portion of the Company’s business activity in each segment is from contractors who have contracts with the United States Department of Defense.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A significant portion of the Company’s sales were shipped to foreign customers. Export sales as a percent of total sales in fiscal 2003, 2002, and 2001 were 26%, 32%, and 28%, respectively. A summary of net sales by geographic region is as follows (in thousands of dollars):

	2003	2002	2001

North America (primarily U.S.)	$85,637	$63,681	$71,583
Taiwan	12,156	9,230	2,273
Europe and Middle East	11,931	14,003	14,960
Asia Pacific excluding Taiwan	3,604	3,492	7,688
Other	206	52	257

Total sales	$113,534	$90,458	$96,761

OPERATIONS BY BUSINESS SEGMENTS
(In thousands of dollars)

	2003	2002	2001

Net sales
Microelectronic	$61,433	$50,331	$73,569
Display	52,101	40,127	23,192

Total net sales	$113,534	$90,458	$96,761

Income before tax
Microelectronics	$12,568	$8,783	$2,765
Display	2,553	345	1,488

Total income before tax	$15,121	$9,128	$4,253

Identifiable assets
Microelectronics	$43,902	$25,909	$26,519
Display	35,271	23,857	20,401
General corporate	40,633	18,600	10,308

Total assets	$119,806	$68,366	$57,228

Capital expenditures
Microelectronics	$2,533	$2,186	$1,437
Display	1,329	2,612	189

Total capital expenditures	$3,862	$4,798	$1,626

Depreciation and amortization expense
Microelectronics	$2,992	$2,016	$1,856
Display	1,854	1,797	1,110

Total depreciation and amortization expense	$4,846	$3,814	$2,966

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	INTERIM FINANCIAL RESULTS (UNAUDITED)

(In thousand of dollars, except per share data)

	Fiscal 2003

	Year(3,4)	Sep 27(1)	Jun 28(2)	Mar 29(2)	Dec 28(2)

Net sales	$113,534	$30,194	$31,522	$28,462	$23,356

Gross profit	$38,687	$11,013	$9,998	$9,381	$8,295

Income before income taxes	$15,121	$4,818	$3,612	$3,538	$3,153

Net income (loss)	$10,150	$3,235	$2,426	$2,353	$2,136

Earnings per share — basic	$0.48	$0.14	$0.12	$0.11	$0.11
Earnings per share — diluted	$0.44	$0.13	$0.11	$0.11	$0.10

	Fiscal 2002

	Year	Sep 28	Jun 29	Mar 30	Dec 29

Net sales	$90,458	$23,734	$23,204	$22,155	$21,365

Gross profit	$28,900	$7,867	$7,349	$6,876	$6,808

Income before income taxes	$9,128	$3,011	$2,244	$2,003	$1,870

Net income (loss)	$8,740	$4,949	$1,401	$1,327	$1,063

Earnings per share — basic	$0.44	$0.25	$0.07	$0.07	$0.05
Earnings per share — diluted	$0.42	$0.24	$0.07	$0.06	$0.05

(1)  During the quarter ended September 27, 2003 we incurred expenses relating to the closure of our Marlboro, Massachusetts facility of approximately $0.8 million. During that same quarter we reversed accrued costs relating to a completed customer order at our display segment of approximately $0.7 million.

(2)  As a result of a change in the way the Company does business with a reseller that began in 2003, the Company determined that revenue relating to shipments to that reseller should be recognized at the time the reseller sells the product to its end customer rather than at the time the goods are shipped to the reseller. As a consequence, the Company plans to restate its unaudited interim financial information for each of the first three quarters of fiscal 2003 to reflect the effects of this change. The impact of this change on the Company’s previously reported unaudited operating results for each of the first three quarters of fiscal 2003 is as follows (in thousands of dollars, except share and per share data):

Three months ended December 28, 2002

	As previously	Restatement
	reported	adjustments	As restated

Net sales	$23,604	$(248)	$23,356
Gross profit	$8,433	$(138)	$8,295
Operating income	$3,226	$(138)	$3,088
Net income	$2,230	$(94)	$2,136

Earnings per share — basic	$0.11	$—	$0.11
Earnings per share — diluted	$0.11	$—	$0.10

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 29, 2003

	As previously	Restatement
	reported	adjustments	As restated

Net sales	$28,638	$(176)	$28,462
Gross profit	$9,557	$(176)	$9,381
Operating income	$3,715	$(176)	$3,539
Net income	$2,470	$(117)	$2,353

Earnings per share — basic	$0.12	$(0.01)	$0.11
Earnings per share — diluted	$0.11	$—	$0.11

Three months ended June 28, 2003

	As previously	Restatement
	reported	adjustments	As restated

Net sales	$32,214	$(692)	$31,522
Gross profit	$10,424	$(426)	$9,998
Operating income	$4,036	$(426)	$3,610
Net income	$2,713	$(287)	$2,426

Earnings per share — basic	$0.13	$(0.01)	$0.12
Earnings per share — diluted	$0.12	$(0.01)	$0.11

The restatement adjustments resulted in the deferral of $1,116,000 of net sales and $741,000 of related gross profit for the first nine months of fiscal 2003. Of those amounts, $573,000 of net sales and $383,000 of related gross profit were recognized during the fourth quarter of 2003 when the reseller sold the related products through to its end customers. The net impact of the restatement was a reduction of the Company’s net income for fiscal 2003 of $240,000. As of September 27, 2003, the Company had deferred net sales of $543,000 and related gross profit of $358,000 on sales to the reseller and expects to recognize such amounts in operating results during the first six months of fiscal 2004 when the related products are sold by the reseller to its end customers.

(3)  The Company acquired Interface Data System Inc. on January 22, 2003.

(4)  The Company changed its method of accounting for goodwill effective September 29, 2002 and discontinued amortization of goodwill as of that date.

Schedule II

White Electronic Designs Corporation and Subsidiaries
Valuation and Qualifying Accounts and Reserves

The following reserves were deducted in the balance sheet from the asset to which applicable (in thousands of dollars):

		Charged/
	Balance at	(credited) to					Balance
	beginning	costs and					at end
Fiscal year ended	of period	expenses		Other		Deductions	of period

Accounts Receivable
September 27, 2003	626	(226)		142	(1)	(145)	397
September 28, 2002	638	197				(209)	626
September 29, 2001	417	317				(96)	638
Inventories
September 27, 2003	4,876	537		1,076	(1)	(1,631)	4,858
September 28, 2002	5,084	781				(989)	4,876
September 29, 2001	2,216	3,669				(801)	5,084
Deferred Tax Asset
September 27, 2003	—	—				—	—
September 28, 2002	1,717	(1,717	)(2)			—	—
September 29, 2001	1,717	—				—	1,717

(1) -	Addition related to IDS acquisition.
(2) -	Represents a reversal of a valuation allowance relating to our net operating loss carry forwards.

INDEX TO EXHIBITS

Exhibits

2.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)

2.2	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4 filed on June 11, 1998, Registration No. 333-56565).

2.3	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

2.4	Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp., and Interface Data, Systems, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 24, 2003.

2.5	Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P. (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2001).

3.1	Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-3 filed June 2, 2003).

4.1	Shareholder Rights Agreement, effective December 6, 1996, (incorporated herein by reference to Exhibit 5 on Form 8-K, filed on December 19, 1996).

4.2	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.1	Agreement to be Bound by Registration Rights Agreements, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4, filed on Jun 11, 1998, Registration No. 333-56565).

**10.2	Agreement to be Bound by Severance Agreements and Employment Agreement, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.3	1994 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of Shareholders).

10.4	Amendment to Company’s 1994 Flexible Stock Plan, effective May 7, 2001 (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60544).

10.5	Revolving Credit and Term Loan Agreement by and between Bank One, Texas and White Electronic Designs Corporation, an Indiana Corporation, dated January 7, 2000. (Incorporated herein by reference to Exhibit 10.27 to the Company’s 10-Q for the quarter ended January 1, 2000).

10.6	First Amendment to Revolving Credit Agreement by and between Bank One effective as of June 3, 2000; Promissory Note effective June 3, 2000, Notice of Final Agreement effective June 3, 2000 (incorporated herein by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.7	Third Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 28, 2002 (incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2002).

10.8	Fourth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective January 13, 2003 (incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2003).

10.9	Fifth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 13, 2003 (incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2003).

10.10	Term loan agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 13, 2003 (incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2003).

10.11	Modification letter to term loan agreement between Bank One N.A. and White Electronic Designs Corporation, effective April 24, 2003 (incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2003).

10.12	White Electronic Designs Corporation 2001 Director Stock Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60536).

**10.13	White Electronic Designs Corporation 2000 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed May 9, 2001, Registration No. 333-60546).

**10.14	Amendment to Company’s Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60548).

**10.15	White Electronic Designs Corporation 2000 Broad Based Employee Stock Option Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60542).

**10.16	Executive Employment Agreement made as of February 22, 2001 between White Electronic Designs Corporation and Hamid R. Shokrgozar (incorporated herein by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001).

**10.17	Non-Qualified Stock Option Agreement between Electronic Designs Corporation and Donald McGuinness dated December 3, 1998 (incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on December 23, 2002).

**10.18	Non-Qualified Stock Option Agreement between White Electronic Designs Corporation and Hamid Shokrgozar dated November 10, 1999 (incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on December 23, 2002).

*21.1	Subsidiaries of White Electronic Designs Corporation.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management compensatory contract, plan or arrangement.