Form 10-Q
period 2004-01-03
WHITE ELECTRONIC DESIGNS CORP
filed 2004-02-13
CIK 13606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: January 3, 2004

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

At February 9, 2004, 24,210,921 shares of the Registrant’s Common Stock were outstanding.

WHITE ELECTRONIC DESIGNS CORPORATION
AND SUBSIDIARIES

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of dollars, except share data)

	January 3,	September 27,
	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$31,295	$30,176
Marketable securities	5,019	5,080
Accounts receivable, less allowance for doubtful accounts of $385 and $397	16,350	19,689
Inventories, net	17,887	18,718
Prepaid expenses and other current assets	2,280	1,727
Deferred income taxes	4,986	5,222

Total Current Assets	77,817	80,612
Property, plant and equipment, net	15,783	15,689
Goodwill, net	17,040	17,040
Intangible assets, net	6,145	6,310
Other assets, net	563	155

Total Assets	$117,348	$119,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,094	$8,074
Accrued salaries and benefits	1,904	2,496
Accrued expenses	2,456	3,251
Deferred revenue	2,032	3,048

Total Current Liabilities	11,486	16,869
Accrued long-term pension liability	712	712
Deferred income taxes	613	503
Other long term liabilities	1,573	694

Total Liabilities	14,384	18,778

Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 24,145,378 and 24,067,184 shares issued	2,413	2,406
Treasury stock, 44,442 and 44,442 shares, at cost	(4)	(4)
Additional paid-in capital	89,377	89,129
Unearned compensation	(27)	(34)
Retained earnings	11,531	9,857
Accumulated other comprehensive loss	(326)	(326)

Total Shareholders’ Equity	102,964	101,028

Total Liabilities and Shareholders’ Equity	$117,348	$119,806

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands of dollars, except share and per share data)

	Three months ended

	January 3,	December 28,
	2004	2002
		(As restated)*

Net sales	$25,855	$23,356
Cost of sales	17,326	15,061

Gross profit	8,529	8,295

Operating expenses:
Selling, general and administrative	4,541	3,993
Research and development	1,488	1,193
Amortization of intangible assets	165	21

Total operating expenses	6,194	5,207

Operating income	2,335	3,088
Interest expense	2	—
Interest (income)	(113)	(65)

Income before income taxes	2,446	3,153
Provision for income taxes	772	1,017

Net income	$1,674	$2,136

Earnings per share — basic	$0.07	$0.11

Earnings per share — diluted	$0.07	$0.10

Weighted average number of common shares and equivalents:
Basic	24,100,058	20,108,720
Diluted	25,083,256	21,197,623

The accompanying notes are an integral part of these consolidated financial statements.

* See Note 2; Restatement of Interim Consolidated Financial Statements

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	Three months ended

	January 3,	December 28,
	2004	2002
		(As restated)*

OPERATING ACTIVITIES:
Net income	$1,674	$2,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,137	655
Amortization of premium on marketable securities	61	—
Deferred income tax expense	346	105
Loss on sale of property, plant, and equipment	14	—
Net changes in balance sheet accounts:
Accounts receivable	3,339	1,493
Inventories	831	2,831
Prepaid expenses	(553)	53
Other assets	(408)	(1)
Accounts payable	(2,981)	(2,346)
Accrued expenses	(2,402)	697
Other long-term liabilities	880	(112)

Net cash provided by operating activities	1,938	5,511

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(1,073)	(368)

Net cash used in investing activities	(1,073)	(368)

FINANCING ACTIVITIES:
Common stock issued for exercise of options	254	54

Net cash provided by financing activities	254	54

Net change in cash	1,119	5,197
Cash at beginning of year	30,176	12,097

Cash at end of quarter	$31,295	$17,294

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2	$—
Cash paid for income taxes	$125	$685

The accompanying notes are an integral part of these financial statements.

* See Note 2; Restatement of Interim Consolidated Financial Statements

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands of dollars, except share data)

				Additional			Accumulated	Total
	Common	Common	Treasury	Paid-in	Unearned	Retained	Other Compre-	Shareholders'
	Shares	Stock	Stock	Capital	Compensation	Earnings	hensive Loss	Equity

Balance, 09/27/03	24,067,184	$2,406	$(4)	$89,129	$(34)	$9,857	$(326)	$101,028

Net income						1,674		1,674
Stock options exercised	78,194	7		248				255
Stock compensation earned during the period					7			7

Balance, 01/03/04	24,145,378	$2,413	$(4)	$89,377	$(27)	$11,531	$(326)	$102,964

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION

The consolidated balance sheet as of January 3, 2004, the consolidated statements of operations for the three months ended January 3, 2004 and December 28, 2002, the consolidated statements of cash flows for the three months ended January 3, 2004 and December 28, 2002, and the consolidated statement of shareholder’s equity for the three months ended January 3, 2004 have been prepared by the Company and are unaudited. The consolidated balance sheet as of September 27, 2003, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 27, 2003. The Company’s fiscal year end is the Saturday nearest to September 30th. It is the Company’s policy to adjust its annual calendar to include an additional week in the first quarter of its fiscal year when necessary. Such adjustment was required in fiscal 2004, and as a result, the quarter ended January 3, 2004 includes fourteen (14) weeks of activity while the quarter ended December 28, 2002, includes thirteen (13) weeks of activity. The Company believes that this additional week of activity in fiscal 2004 did not have a material impact on its quarterly results of operations. It is the opinion of management that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003. The results of operations for the three months ended January 3, 2004 are not necessarily indicative of the operating results for the full year.

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

2. RESTATEMENT OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As a result of a change in the way the Company conducted business with a reseller that began in fiscal 2003, it was determined that revenue related to shipments to that reseller should be recognized at the time the reseller sells the product to its end customers rather than at the time the goods are shipped to the reseller. As a consequence, the Company restated its unaudited interim financial information for the three months ended December 28, 2002 to reflect the effects of this change. As a result, the previously reported unaudited operating results for the quarter ended December 28, 2002 have been restated as follows (in thousands, except per share data):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended
December 28, 2002

Net sales
As originally reported	$23,604
Restatement adjustments	(248)

As restated	$23,356

Gross profit
As originally reported	$8,433
Restatement adjustments	(138)

As restated	$8,295

Net income
As originally reported	$2,230
Restatement adjustments	(94)

As restated	$2,136

Basic earnings per share
As originally reported	$0.11
Restatement adjustments	—

As restated	$0.11

Diluted earnings per share
As originally reported	$0.10
Restatement adjustments	—

As restated	$0.10

As a result of the restatement, $248,000 of net sales and $138,000 of related gross profit were deferred as of December 28, 2002.

3. MERGERS AND ACQUISITIONS

The Company acquired Interface Data Systems (“IDS”) in January 2003 for approximately $18.6 million. The accompanying pro forma statement of operations information gives effect to the IDS acquisition as if it had occurred at the beginning of fiscal 2003 and the results of operations were included in the quarter ended December 28, 2002. The pro forma information is included only for purposes of illustration, and does not necessarily indicate what the Company’s operating results would have been had the acquisition of IDS been completed at the beginning of fiscal 2003.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars except share data)

December 28, 2002

Net sales	$29,242

Net income	$1,555

Earnings per share-basic	$0.08
Earnings per share-diluted	$0.07

4. EARNINGS PER SHARE

SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all potential dilutive common shares that were outstanding during the period unless they are antidilutive. Potential dilutive common shares consist of the incremental common shares that would be issued upon exercise of stock options.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

	Three months ended

	January 3, 2004			December 28, 2002
				(As restated)*

	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount

Net Income	$1,674,000			$2,136,000

Basic EPS
Earnings available to common stockholders	$1,674,000	24,100,058	$0.07	$2,136,000	20,108,720	$0.11

Effects of Dilutive Securities
Dilutive effect of stock options		983,198			1,088,903

Dilutive EPS
Earnings available to common stockholders	$1,674,000	25,083,256	$0.07	$2,136,000	21,197,623	$0.10

Options excluded from the calculation of diluted earnings per share were 140,125 and 195,000, as the exercise price was greater than the average share price for the period.

* See Note 2; Restatement of Interim Consolidated Financial Statements

5. STOCK BASED COMPENSATION

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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The pro forma information required under SFAS 123 for the three months ended January 3, 2004 and December 28, 2002 is as follows (in thousands of dollars except per share information):

	Three months ended

	January 3, 2004	December 28, 2002
		(As restated)*

Net income — as reported	$1,674	$2,136
Stock compensation expense — net of tax	(147)	(213)

Net income — pro forma	$1,527	$1,923

Basic earnings per share — as reported	$0.07	$0.11
Basic earnings per share — pro forma	$0.06	$0.10

Diluted earnings per share — as reported	$0.07	$0.10
Diluted earnings per share — pro forma	$0.06	$0.09

* See Note 2; Restatement of Interim Consolidated Financial Statements

The stock compensation expense was estimated for these options using the Black-Scholes option pricing model using the following weighted average assumptions:

Expected option term (years)	4.9	6.3
Risk free interest rate	3.36%	5.50%
Volatility	92%	138%
Dividends	none	none

6. INVENTORIES

Inventories consisted of the following (in thousands of dollars):

	January 3, 2004	September 27, 2003

Gross inventories:
Raw materials	$12,569	$13,221
Work-in-process	6,110	6,286
Finished goods	3,441	4,069

Total gross inventories	22,120	23,576

Less reserve for excess and obsolete inventories	(4,233)	(4,858)

Total net inventories	$17,887	$18,718

Raw materials included approximately $1.7 million and $2.4 million at January 3, 2004 and September 27, 2003, respectively, for which the Company had received advance payment from the customer. Approximately $0.7 million of inventories were written off against the reserve during the quarter ended January 3, 2004.

7. INTANGIBLE ASSETS

The Company’s acquired intangible assets, all of which are subject to amortization, consist of the

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

following as of January 3, 2004 and September 27, 2003 (in thousands of dollars):

		Accumulated
Intangible Assets	Gross Amount	Amortization	Net Amount

January 3, 2004
Customer relationships	$4,100	$(251)	$3,849
Existing technology	2,427	(610)	1,817
Other	1,225	(746)	479

Total intangible assets	$7,752	$(1,607)	$6,145

September 27, 2003
Customer relationships	$4,100	$(182)	$3,918
Existing technology	2,427	(553)	$1,874
Other	1,225	(707)	518

Total intangible assets	$7,752	$(1,442)	$6,310

Changes in the carrying amount of acquired intangible assets during the three months ended January 3, 2004 (in thousands of dollars):

Balance as of September 27, 2003	$6,310
Additions	—
Change in intangible pension asset	—
Amortization	(165)

Balance at end of quarter	$6,145

     Estimated Aggregate Future Amortization Expense:

Remaining nine months of 2004	$475
2005	607
2006	473
2007	473
2008	473
Thereafter	3,644

$6,145

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consist of the following (in thousands of dollars):

	As of
	January 3, 2004	September 27, 2003

Land	$697	$697
Buildings and improvements	3,922	3,897
Machinery and equipment	14,995	14,254
Furniture and fixtures	3,001	2,820
Leasehold improvements	2,219	1,936
Construction/assets in progress	359	719

Total, at cost	25,193	24,323
Less accumulated depreciation and amortization	(9,410)	(8,634)

Property, plant, and equipment, net	$15,783	$15,689

Depreciation expense was $965,000 and $634,000 for the three months ended January 3, 2004 and December 28, 2002, respectively.

9.	ACCRUED EXPENSES

Accrued expenses consist of the following major categories (in thousands of dollars):

	As of
	January 3, 2004	September 27, 2003

Sales commissions	$976	$1,212
Income taxes	51	385
Warranty reserve	776	783
Other accruals	653	871

Total accrued expenses	$2,456	$3,251

The following table summarizes activity in the warranty reserve for the three months ended January 3, 2004 (in thousands of dollars):

Warranty reserve, September 27, 2003	$783
Provision for warranty claims	10
Warranty claims charged against the reserve	(17)

Warranty reserve, January 3, 2004	$776

10.	PUBLIC OFFERING OF COMMON STOCK

In July 2003, the Company completed a public offering of its common stock, which resulted in net proceeds (after deducting underwriting discounts and commissions and offering expenses) of approximately $22.0 million. The Company initially sold 2,200,000 common shares on July 8, 2003 and an additional 202,874 shares on August 1, 2003, following the exercise by the underwriters of an over-

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

allotment option. In July 2003, the Company used a portion of the proceeds from the offering to repay all outstanding amounts owing under its term loan with Bank One. The Company expects to use the remaining net proceeds for potential acquisitions and general corporate purposes, including expansion of research and development relating to new products and our anti-tamper technology for microelectronic products.

11.	FINANCIAL DATA BY BUSINESS SEGMENT

The Company has two business segments each of which requires different design and manufacturing resources and generally serves customers in different markets. The microelectronic segment accounted for approximately 57% of total Company sales in the first quarter of 2004, while the display segment accounted for approximately 43% of total Company sales in the first quarter of 2004.

The microelectronic segment packages semiconductor products mainly used in embedded systems, including single board computers, hand held processors, test equipment, servers and data loggers. Products are sold to military prime contractors and commercial OEMs in the aerospace, defense, military equipment, computer networking and telecommunication and data communication industries. A commercial grade product generally meets the standard of industries such as the consumer electronic, computer networking and telecommunication and data communication industries. Higher performing products, also known as high-reliability products, are needed in certain industries, such as aerospace, defense, and military equipment, and are often referred to as “military” products. Military products are designed to meet more stringent standards and are resistant to adverse conditions, such as high and low extreme temperatures. High-reliability products can also be used in industrial applications where products are exposed to harsh conditions. The microelectronic segment also includes Anti-Tamper technology processing for mission critical semiconductor components in military applications, to prevent reverse engineering of secure electronic circuits.

The display segment serves a number of markets with products and solutions that are incorporated into global positioning systems, automatic teller machines, point of sales (“POS”) order confirmation displays, home appliances, consumer electronics, medical devices, outdoor displays, military avionics and various military applications. Our display segment manufactures enhanced viewing liquid crystal displays, interface devices and electromechanical assemblies. Enhanced viewing liquid crystal displays can be either ruggedized or commercial. Ruggedized displays are manufactured to perform in harsh environmental conditions primarily in military and high-end industrial applications, while commercial display products offer greater viewing performance than off-the-self displays, but are not designed for harsh environmental conditions. Interface devices include electromechanical components and instrument packages that can consist of ruggedized keyboards, aircraft trim panels, rotating devices, mechanical packages, membrane keypads, silver flexible circuits, graphic overlays, control panels, and keypad/controller assemblies.

The Company’s segments have common customers, mainly in the aerospace defense industry. Different purchasing groups within the customers’ parent company, however, usually purchase the products from each segment. There are no inter-segment sales. Transfers of inventory between segments are made at cost, and are treated as transfers between locations.

The assets identified by segment are those assets used in the Company’s operations and do not include general corporate assets such as cash, marketable securities, and deferred tax assets. Capital expenditures exclude equipment under operating leases.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

No customer accounted for more than 10% of total sales during the quarter ended January 3, 2004. However, in the three months ended January 3, 2004, Northrop Grumman accounted for approximately 13% and Unisys accounted for approximately 11% of microelectronic segment net sales, while Whirlpool accounted for approximately 13% of display segment net sales.

In three months ended December 28, 2002, General Electric Medical Division (“GE Medical”) accounted for approximately 23% and Garmin International (“Garmin”) accounted for approximately 34% of display segment net sales, respectively. In the three months ended January 3, 2004, sales to these two customers accounted for 6% and 5% of total segment sales, respectively.

A significant portion of the Company’s business activity in each segment is from contractors who have contracts with the United States Department of Defense. Military sales were $13.1 million and $12.4 million for the quarters ended January 3, 2004 and December 28, 2002, respectively.

Foreign customers accounted for a significant portion of the Company’s sales. Foreign sales as a percentage of total sales in the three months ended January 3, 2004 and December 28, 2002 were 19% and 35%, respectively. The decrease in sales to Taiwan was caused by a reduction of sales to Garmin International from the previous year. A summary of net sales by geographic region is as follows (in thousands of dollars):

	Three Months Ended

	January 3, 2004	December 28, 2002
		(As restated)*

North America (primarily U.S.)	$21,788	$16,184
Taiwan	358	3,136
Europe and Middle East	2,751	2,680
Asia Pacific excluding Taiwan	888	1,356
Other	70	—

Total sales	$25,855	$23,356

* See Note 2; Restatement of Interim Consolidated Financial Statements

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of results of operations by business segment is as follows:

OPERATIONS BY BUSINESS SEGMENT
(In thousands of dollars)

	Three Months Ended
	January 3, 2004	December 28, 2002
		(As restated)*

Net sales
Microelectronic	$14,858	$13,549
Display	10,997	9,807

Total net sales	$25,855	$23,356

Income (loss) before tax
Microelectronics	$2,462	$3,025
Display	(16)	128

Total income before income taxes	$2,446	$3,153

Capital expenditures
Microelectronics	$417	$254
Display	656	114

Total capital expenditures	$1,073	$368

Depreciation and amortization expense
Microelectronics	$690	$501
Display	447	154

Total depreciation and amortization expense	$1,137	$655

* See Note 2; Restatement of Interim Consolidated Financial Statements

	As of
	January 3, 2004	September 27, 2003

Identifiable assets
Microelectronics	$42,051	$43,902
Display	33,434	35,271
General corporate	41,863	40,633

Total assets	$117,348	$119,806

12.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The provisions of this Statement do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 132R replaces SFAS No. 132, and requires certain additional disclosures that become effective for period beginning after December 15, 2003. The Company intends to comply with the disclosure requirements of SFAS No. 132.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JANUARY 3, 2004 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 28, 2002

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as of and for the year ended September 27, 2003 included in our Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below and in Exhibit 99.1 to this Report on Form 10-Q.

Overview

We design, develop and manufacture innovative microelectronic and display components and systems for high technology products used in the military, industrial, and commercial markets. Our microelectronic solutions include advanced semiconductor and state of the art multi-chip packaging, as well as our proprietary process for applying anti-tamper protection to mission critical semiconductor components used in military applications. Our display solutions include enhanced flat panel display products, interface devices and electromechanical assemblies. Our customers, which include military prime contractors in the United States and Europe as well as commercial OEMs, outsource many of their microelectronic and display components and systems to us as a result of the combination of our design, development and manufacturing expertise.

In January 2003, we acquired Interface Data Systems, Inc. (“IDS”), a designer and manufacturer of membrane keypads, flexible circuits, sensors, control panels, and handheld and desktop electronic devices. This acquisition allowed us to expand our interface device product offerings and enhance our subsystem solutions. In addition, with IDS’ design and manufacturing capabilities we can now offer fully integrated system level solutions.

Executive Summary

Our total net sales for the quarter ended January 3, 2004 increased by approximately $2.5 million, from $23.4 million to $25.9 million, as compared to the quarter ended December 28, 2002. The primary reason for this increase was the inclusion of approximately $4.7 million of net sales from our IDS subsidiary, which was acquired in January 2003, offset by a $3.5 million decline in commercial display net sales. The decline in commercial display net sales was attributable to a reduction in orders from Garmin International, Inc. (“Garmin”) and General Electric Medical Division (“GE Medical”) as they changed their manufacturing strategies during the fourth quarter of fiscal 2003. We are working to replace these sales by adding new customers, however we expect this trend, of reduced commercial display net sales as compared to the previous year, to continue for the next several quarters.

A key indicator of our future sales is the amount of new orders received compared to current net sales, known as the book- to-bill ratio. During the first of quarter of fiscal 2004, we had approximately $32.1 million of new orders as compared to net sales for the quarter of approximately $25.9 million for a book-to-bill ratio of over 1.2 to 1. Display segment orders were approximately $14.5 million during the first quarter of fiscal 2004, while orders for the microelectronic segment were approximately $17.6 million.

Our gross margins decreased from 36% in the first quarter of fiscal 2003 to 33% in the first quarter of fiscal 2004. The main reason for this decrease was lower margins in our microelectronic segment, that decreased from 45% in the previous year to 38% this year, because of a shift in product mix to lower margin memory products and a higher percentage of commercial memory products as a percent of segment sales. The trend may continue through fiscal 2004 if sales of commercial memory products increase during the year. Display segment margins increased for the first quarter of fiscal 2004 compared to the first quarter of the previous year to 26% from 22%. However, we expect margins for the display segment to come under pressure from competition in Asia, and it may be difficult to maintain 26% margins in the future.

Our overall production has been affected by longer lead times for components, which may affect the timing and cost of sales during the year. The lead-time for ceramic packages has increased to 4 weeks and may impact sales over the balance of the current fiscal year. Memory components, including synchronous dynamic random access memory (“SDRAM”) and Flash memory, are in short supply compared to previous years. This condition is expected to continue for the balance of the fiscal year. Additionally, the allocation of display glass materials has caused raw material prices to increase, which may affect our cost of sales, and lead times to increase by 4-5 weeks, which may affect the timing of our sales during the year. We expect this trend of reduced supplies of display glass materials to continue for the balance of fiscal 2004, and our net sales and gross margins may be impacted.

Orders for our microelectronic segment’s anti-tamper process technology products were over $3 million in the quarter ended January 3, 2004. This is a significant increase in order rate, since our anti-tamper products orders totaled approximately $6.7 million for all of fiscal 2003, and we expect to see this trend continue through the balance of fiscal 2004.

Restatement of Interim Consolidated Financial Statements

As a result of a change in the way we do business with a reseller that began in fiscal 2003, we determined that revenue related to shipments to that reseller should be recognized at the time the reseller sells the product to its end customers rather than at the time the goods are shipped to the reseller. As discussed in Note 2 to the consolidated financial statements included under Item 1, we have restated our consolidated financial statements for the three-month period ended December 28, 2002. The restatement adjustments resulted in the deferral of $248,000 of net sales and $138,000 of related gross profit as of December 28, 2002.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include the following items:

We sell microelectronic and display products primarily to military prime contractors and commercial original equipment manufacturers. A small portion of our products is also sold through distributors or resellers. We recognize revenue on product sales when persuasive evidence of an arrangement with the customer exists, title to the product has passed to the customer, which usually occurs at time of shipment, the sales price is fixed or determinable, and collectibility of the related billing is reasonably assured. Advance payments from customers are deferred and recognized when the related products are shipped. Revenue relating to products sold to distributors or resellers who either have return rights or where we have a history of accepting product returns are deferred and recognized when the distributor or reseller sells the product to the end customer. We also provide limited design services pursuant to related customer purchase orders and recognize the associated revenue as such services are performed.

Historically, we have experienced fluctuations in the demand for our products based on cyclical fluctuations in the microelectronic and display markets. These fluctuations may cause inventory on hand to lose value or become obsolete. In order to present the appropriate inventory value on our financial statements, we identify slow moving or obsolete inventories and record provisions to write down such inventories to net realizable value. These provisions are based on our comparison of the value of inventory on hand against expected future sales. If future sales are less favorable than those projected, additional inventory provisions may be required.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make these estimates based on an analysis of accounts receivable using available information on our customers’ financial status and payment histories. Historically, bad debt losses have not differed materially from our estimates.

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carry forwards.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of net sales.

	For the Three Months Ended
	January 3, 2004	December 28, 2002

Net sales	100.0%	100.0%
Cost of sales	67.0%	64.5%

Gross profit	33.0%	35.5%

Operating expenses:
Selling, general and administrative	17.6%	17.1%
Research and development	5.8%	5.1%
Amortization of intangible assets	0.6%	0.1%

Total operating expenses	24.0%	22.3%

Operating income	9.0%	13.2%
Interest expense	0.0%	0.0%
Interest (income)	-0.5%	-0.3%

Income before income taxes	9.5%	13.5%
Provision for income taxes	3.0%	4.4%

Net income	6.5%	9.1%

Three Months ended January 3, 2004 compared to Three Months ended December 28, 2002

Net Sales

The following table shows our net sales by our two business segments and the markets they serve (in thousands):

	Three Months Ended
	January 3, 2004	December 28, 2002
		(As restated)*

Microelectronic Segment
Military/Industrial Market	$9,850	$9,876
Commercial Market	5,008	3,673

	14,858	13,549

Display Segment
Military/Industrial Market	3,239	2,521
Commercial Market	7,758	7,286

	10,997	9,807

Total	$25,855	$23,356

Microelectronic Segment
Military/Industrial Market	38%	42%
Commercial Market	19%	16%

	57%	58%

Display Segment
Military/Industrial Market	13%	11%
Commercial Market	30%	31%

	43%	42%

Total	100%	100%

*See Note 2; Restatement of Interim Consolidated Financial Statements

During the three months ended January 3, 2004, IDS contributed approximately $0.7 million of net sales to the commercial market of our microelectronic segment and approximately $4.0 million of net sales to the commercial market of our display segment.

Net sales were $25.9 million for the three months ended January 3, 2004, an increase of $2.5 million, or 11%, from $23.4 million for the three months ended December 28, 2002.

•	Military/industrial sales in the microelectronic segment were $9.9 million for both the three months ended January 3, 2004 and December 28, 2002. Even though sales were equal with the previous year, the product mix in the current quarter consisted of a higher percentage of memory products with lower gross margins than the previous year. We expect to sell a range of higher margin military microelectronic products throughout fiscal 2004, but cannot anticipate the product mix for any particular quarter.

•	Commercial sales in the microelectronic segment were $5.0 million for the three months ended January 3, 2004, an increase of $1.3 million, or approximately 36% from $3.7 million for the three months ended December 28, 2002. Commercial sales in the microelectronic segment for the three months ended January 3, 2004 included $0.7 million from IDS. An additional $0.6 million of the increase was primarily attributable to increased sales to Unisys.

•	Military/industrial sales in the display segment were $3.2 million for the quarter ended January 3, 2004, an increase of $0.7 million, or approximately 28%, from $2.5 million for the quarter ended December 28, 2002. The increase was due to a small general increase in overall order activity.

•	Commercial sales in the display segment were $7.8 million for the three months ended January 3, 2004, an increase of $0.5 million, or approximately 6%, from $7.3 million for the three months ended December 28, 2002. The increase was due to the combined effects of $4.0 million of additional net sales from IDS, offset by a decrease of $3.5 million in commercial display net sales. Commercial display net sales declined primarily because of a $4.3 million decrease in sales to Garmin and GE Medical from the prior year.

No customer accounted for more than 10% of total net sales during the quarter ended January 3, 2004. Approximately $1.9 million or 13% of net sales for our microelectronic segment came from Northrop Grumman, while Unisys accounted for approximately $1.6 million, or 11%, of microelectronic segment net sales. Approximately $1.4 million or 13% of display segment net sales came from Whirlpool during the quarter ended January 3, 2004. During the quarter ended December 28, 2002, approximately $3.3 million of display segment net sales came from Garmin, accounting for 14% of total Company net sales and 34% of total display segment net sales, while sales to GE Medical totaled approximately $2.2 million, accounting for 10% of total Company net sales and 23% of display segment net sales. No other customer accounted for more than 10% of either segment or Company net sales during the first quarter ended December 28, 2002.

The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, sales of our membrane keypad products, which totaled approximately $4.0 million in three months ended January 3, 2004, are subject to seasonal fluctuations relating to increased home appliance sales in the spring and fall.

Gross Profit

Gross profit was $8.5 million for the three months ended January 3, 2004, an increase of $0.2 million or approximately 3% from $8.3 million for the three months ended December 28, 2002. For the three months ended January 3, 2004, gross margin as a percentage of net sales was approximately 33%, compared to approximately 36% for the three months ended December 28, 2002.

Gross profit for the microelectronic segment was $5.7 million for the three months ended January 3, 2004, a decrease of $0.4 million, or approximately 7%, from $6.1 million for the three months ended December 28, 2002. Gross margin as a percentage of microelectronic segment sales was approximately 38% for the three months ended January 3, 2004, compared to approximately 45% for the three months ended December 28, 2002. The $0.4 million decline in microelectronic segment gross profit was caused by a $0.6 million reduction in our military memory products gross profit offset by a $0.2 million increase in gross profits from our commercial products. The increase in our commercial products gross margin was mainly the result of slightly higher sales combined with savings achieved from the consolidation of our Massachusetts facility into our Phoenix facilities. We expect to see continued savings throughout fiscal 2004 as the result of this consolidation.

Gross profit for the display segment was $2.8 million for the three months ended January 3, 2004, an increase of $0.6 million, or approximately 30%, from $2.2 million for the three months ended December

28, 2002. Gross margin as a percentage of display segment sales was approximately 26% for the three months ended January 3, 2004, compared to approximately 22% for the three months ended December 28, 2002. This increase in gross margin as a percentage of display segment net sales was the result of a higher percentage of military sales than in the previous year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $4.5 million for the three months ended January 3, 2004, an increase of $0.5 million, or approximately 14%, from $4.0 million for the three months ended December 28, 2002. Expenses increased by approximately $0.5 million mainly because of the inclusion of IDS offset by savings incurred from the consolidation of our Massachusetts facility into the Phoenix IDS facility.

Selling, general and administrative expenses as a percentage of net sales increased slightly to 18% for the three months ended January 3, 2004 from 17% for the three months ended December 28, 2002. As part of our overall management planning and analysis process, we have traditionally targeted approximately 15% of net sales for selling, general and administrative expenses. However, it is possible that selling, general and administrative expenses may remain higher than our target over the next several quarters as we expect to spend approximately $0.8 million to comply with implementation of Sarbanes-Oxley Act requirements.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $1.5 million for the three months ended January 3, 2004, an increase of $0.3 million, or approximately 25%, from $1.2 million for the three months ended December 28, 2002. The increase was primarily attributable to the inclusion of IDS. Research and development expenses as a percentage of net sales have remained consistent and averaged between 5% and 6% of net sales over the past four quarters. We are committed to research and development of new and existing products and expect research and development expenses to average approximately 5-6% of net sales in the future.

Ongoing product development projects for the microelectronic segment include new packaging designs for memory products including SDRAM, and synchronous static random access memory (“SSRAM”), along with Power PC microprocessor based modules and ball grid array packaging products using these semiconductors; continuing development of anti-tamper technology for microelectronic products; and qualification of new semiconductor products. Ongoing product development projects for the display segment include glass lamination process technology and display systems development.

Interest Income

Interest income consists of interest earned on our cash balances in various types of interest bearing accounts, and interest earned on marketable securities. Interest income was $113,000 for three months ended January 3, 2004, an increase of $48,000 compared to $65,000 for the three months ended December 28, 2002. This increase was attributable to the increase in invested balances between periods primarily as a result of the reinvestment of cash flows from operations, and the proceeds received from our stock offering which was completed in July 2003.

Amortization of Intangible Assets

Intangible asset amortization for the three months ended January 3, 2004 and December 28, 2002 totaled $165,000 and $21,000, respectively. During the three months ended January 3, 2004, approximately $158,000 related to intangible assets acquired from IDS.

Income Taxes

Income tax expense consists of current and deferred federal and state income taxes. Income tax expense was $0.8 million for the three months ended January 3, 2004, compared to $1.0 million for the three months ended December 28, 2002. The effective tax rate was approximately 32% for both the three months ended January 3, 2004 and December 28, 2002.

Liquidity and Capital Resources

Cash on hand as of January 3, 2004 totaled approximately $31.3 million, while marketable securities consisting of a short-term corporate note totaled approximately $5.0 million. The short-term corporate note was purchased with a portion of the proceeds from our public offering of stock in July 2003 and matures at the end of January 2004. During the three months ended January 3, 2004, cash provided by operating activities was approximately $1.9 million. Depreciation and amortization totaled approximately $1.1 million for the first quarter of 2004, and we expect will remain approximately at this quarterly rate through fiscal 2004. Net income, exclusive of non-cash charges, was the primary source of positive cash flow during the quarter ended January 3, 2004.

Purchase of property, plant and equipment during the three months ended January 3, 2004, totaled approximately $1.1 million including $0.4 million for our microelectronic manufacturing facilities and $0.7 million for our display and interface products manufacturing facilities. We currently do not have any material commitments for additional purchases of property, plant and equipment. Purchases are made throughout the year based on our manufacturing, product development, and administrative requirements. Our purchases have averaged approximately $3.4 million over the last three fiscal years. We expect expenditures during fiscal 2004 to be similar to our recent history, and we expect to fund these purchases from our cash balances and operating cash flows.

Accounts receivable decreased approximately $3.3 million from the fiscal year ended September 27, 2003. The change reflects an overall decline in net sales from the previous quarter ended September 27, 2003 as a result of lower sales of our commercial display products. Days sales outstanding at January 3, 2004 were 58 days, slightly lower than the 60 days at September 27, 2003. Our days-sales-outstanding ratio typically approximates 60 days.

Inventories decreased approximately $0.8 million from the end of fiscal 2003. The decrease is consistent with lower sales in the first quarter of fiscal 2004 as we managed our inventories in relation to the lower sales level. Inventory of approximately $17.9 million as of January 3, 2004 represented 94 days of inventory on hand, a slight increase from 89 days on hand at September 27, 2003. The levels of inventory fluctuate based on changes in expected production requirements and availability of raw materials. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to buy higher amounts of inventory per purchase and hold it for longer periods of time. This would have the effect of increasing our days of inventory on hand. We expect to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our available cash balances or our existing credit facility.

Accounts payable as of January 3, 2004, declined by approximately $3.0 million from the end of fiscal 2003 as we paid for inventory purchased during the fourth quarter of Fiscal 2003. Accrued expenses as of January 3, 2004, decreased $2.4 million from the end of fiscal 2003 primarily due to a decrease of approximately $1.0 million in deferred revenue caused by product shipments during the quarter ended January 3, 2004. Deferred revenue at January 3, 2004 was approximately $2.0 million and consisted of approximately $1.7 million of advance payments from customers and approximately $0.3 million of revenue related to inventory held at a reseller. Additionally, accrued income taxes payable were approximately $0.5 million lower than at year-end as a result of the timing of estimated tax payments. Accrued commissions were approximately $0.2 million lower than the previous year because of a lower amount of sales to customers covered by our manufacturers’ reps.

Accrued salaries and benefits were approximately $0.6 million lower at January 3, 2004 compared to the end of Fiscal 2003 mainly because of a lower accrual for employee incentive expenses.

We have a $12.0 million revolving line of credit with Bank One. Borrowings under the line of credit bear interest at either the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the Bank One “prime rate”. The line of credit matures on March 28, 2004 and we do not anticipate any difficulties in renewing the line of credit at that time. As of January 3, 2004, there were no borrowings against the line of credit, and we have not borrowed against the line of credit since April 2003.

We are in compliance with all debt covenant requirements contained in our loan agreement. We believe that our existing sources of liquidity, including expected cash flows from operating activities, existing cash balances, existing credit facilities and other financing sources, will satisfy our cash requirements for at least the next twelve months.

Contractual Obligations

We have entered into certain long-term contractual obligations that will require various payments over future periods as follows (in thousands of dollars):

	Payments due by Period as of January 3, 2004

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Operating leases	$7,104	$1,630	$2,767	$1,963	$744
Pension funding (1)

Total Contractual Cash Obligations	$7,104	$1,630	$2,767	$1,963	$744

(1) We are committed to meeting the annual minimum funding requirements relating to our pension plan. Based on current actuarial estimates, there are no minimum funding requirements expected for the next four years. The Company cannot estimate expected minimum funding requirements after four years at this time. The Company may also make contributions to the pension fund in excess of the minimum funding requirements during any year.

Recently Enacted Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The provisions of this Statement do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. SFAS No. 132R replaces SFAS No. 132, and requires certain additional disclosures that become effective for period beginning after December 15, 2003. The Company intends to comply with the disclosure requirements of SFAS No. 132.

Note Regarding Forward Looking Statements And Associated Risks

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Conditions and Result of Operations” and documents incorporated herein by reference, contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project” and “predict”, or similar words and phrases regarding expectations generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to, statements regarding: our expectation regarding the replacement of display segment sales over the next several quarters; our expectations regarding display segment gross margins; our expectation of an increase in raw material lead times for ceramic packages and display glass materials which may come under pressure and the potential impact on net sales and gross margins; our expectations regarding short supplies for memory components; our expectation for continued order rate increases for anti-tamper products; our expectation regarding the sale of a range of military microelectronic products and related fluctuations in product mix; our expectation regarding the savings achieved from consolidation of our Massachusetts facility into Phoenix; our expected cost of compliance with Sarbanes-Oxley Act; our expectation for research and development costs; our expectation for depreciation and amortization expenditures over the balance of fiscal 2004; our expectations regarding future property, plant and equipment expenditures and our ability to fund such from current balances and operations; our expectation of funding any increases in inventory for future sales; our expectation regarding changes in raw material lead times impact on inventory levels and the number of days of inventory on hand ratio; our expectation regarding the ability to fund sales growth inventory increases from available cash balances and the credit facility; our expectation regarding our ability to renew the line of credit facility when it expires in March 2004; our expectation regarding our existing sources of liquidity and their sufficiency to satisfy cash requirements over the next year; our expectations regarding future demand for our products; our expectations regarding the impact that the acquisition of IDS will have on our business; expectations regarding changes in sales to certain industries; expectations for sales of microelectronic products in 2004; our expectations regarding market acceptance and profitability of our new products; expectations regarding future purchases of components including possible allocations of display and semiconductor components; expectations regarding the need to draw on our line of credit; expectations regarding the effect of interest rate changes, expectations regarding the expected levels of future product development and capital expenditures; expectations that cash flow from operations should be sufficient to fund cash needs in the short and long term; expectations regarding future minimum funding requirements for our pension plan; and the expectations for the future demands for our products, including anti-tamper products; expectations of future product sales mix and gross margins; and expectations for future expected levels of sales and other operating expenses.

We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission (“SEC”) or in public news releases. Such additional statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for future operations, financing needs or plans, the impact of inflation and plans relating to our products or services, as well as assumptions relating to the foregoing. Forward-looking statements are based largely on management’s expectations and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Quarterly Report on Form 10-Q, including those set forth in the Notes to the Consolidated Financial Statements and the section entitled “Management’s Discussion and Analysis of Financial

Condition and Results of Operations” and exhibit 99.1 hereto, describe factors that could contribute to or cause actual results to differ materially from our expectations. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include the loss of one or more principal customers; the failure of customers to accept our anti-tamper packaging or the development of improved anti-tamper packaging by competitors; the inability to procure required components and raw materials; any downturn in the semiconductor and telecommunications markets which could cause a decline in selling unit prices; reductions in military spending or changes in the acquisition requirements for military products; the ability to locate appropriate acquisition candidates, negotiate an appropriate purchase price, and integrate into our business the people, operations, and products from acquired businesses; and changes or restrictions in the practices, rules and regulations relating to sales in international markets. In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements. We do not undertake, and we specifically disclaim, any obligation to publicly update or review any forward-looking statement contained in this Quarterly Report on Form 10-Q or in any document incorporated herein by reference, whether as a result of new information, future events or otherwise.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of January 3, 2004, we had no borrowings on our revolving line of credit with Bank One. Should we borrow against the line, interest charged on these borrowings would be at either the bank’s prime rate or LIBOR plus 1.5%. During the three months ended January 3, 2004, the bank’s prime rate averaged 4.0% and was 4.0% as of January 3, 2004.

We are subject to changes in the prime rate based on Federal Reserve actions and general market interest fluctuations. We are also subject to fluctuations in the LIBOR rate. As of January 3, 2004, the LIBOR rate was approximately 1.46%. Should we begin borrowing against the credit line, quarterly interest expense would be approximately $10,000 for every $1.0 million borrowed. A hypothetical interest rate increase of 1% would increase interest expense by approximately $2,500 per $1.0 million borrowed on a quarterly basis. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position.

We have also invested in a $5.0 million short-term corporate note, which is subject to market fluctuations based on changes in interest rates. We intend to hold the note until maturity at the end of January 2004. However, if we were to sell the note prior to maturity, we could lose a portion of the related investment.

We believe that we are not subject to any material forms of market risk, such as foreign currency exchange risk (our sales to foreign customers and purchases from foreign suppliers are denominated in U.S. dollars), or commodity price risk.

ITEM 4

CONTROLS AND PROCEDURES

We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and

Chief Accounting Officer concluded that, except as described below, as of January 3, 2004, our disclosure controls and procedures are effective.

In making this evaluation, we considered the material weakness in internal control (as defined under standards established by the American Institute of Certified Public Accountants) identified during the fourth quarter of fiscal 2003 relating to financial reporting of our sales to a reseller during the first three quarters of fiscal 2003. We believe that this material weakness was attributable to the Company’s recent growth in terms of both size and complexity, coupled with the fact that accounting and finance department resources had not been added to support that growth. During the quarter ended January 3, 2004, we hired temporary accounting resources that allowed us to perform additional analyses of sales to determine the appropriateness of revenue recognition, and undertook other measures designed to improve our internal controls. Such improvements were considered in making our evaluation.

As of the date of this Quarterly Report on Form 10-Q, we have a plan to hire additional permanent accounting resources that, when completed, will eliminate the material weakness in internal control described above. There were no other changes during the first quarter ended January 3, 2004 that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures.

PART II

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

**10.1* Amendment to Employment Agreement for Hamid Shokrgozar.

31.1* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

99.1* Risk Factors for White Electronic Designs Corporation

*	Filed herewith.

**	Management compensatory contract, plan or arrangement.

b. Reports on Form 8-K.

Report on Form 8-K filed November 25, 2003 regarding the Company’s preliminary fourth quarter and total year earnings results, as disclosed via a press release on November 25, 2003.

Report on Form 8-K filed February 11, 2004 regarding the Company’s preliminary first quarter earnings results, as disclosed via a press release on February 11, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

/s/ Hamid R. Shokrgozar Chief Executive Officer

/s/ William J. Rodes William J. Rodes Chief Accounting Officer

Dated: February 13, 2004

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

**10.1* Amendment to Employment Agreement for Hamid Shokrgozar.

31.1* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

99.1* Risk Factors for White Electronic Designs Corporation

*	Filed herewith.

**	Management compensatory contract, plan or arrangement.