Form 10-Q
period 2004-04-03
WHITE ELECTRONIC DESIGNS CORP
filed 2004-05-14
CIK 13606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: April 3, 2004

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
Yes  [X]  No  [  ]

At May 11, 2004, 24,225,686 shares of the Registrant’s Common Stock were outstanding.

WHITE ELECTRONIC DESIGNS CORPORATION
AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION		3-17
	Item 1:	Financial Statements
		Unaudited Consolidated Balance Sheets as of April 3, 2004 and September 27, 2003	3
		Unaudited Consolidated Statements of Operations for the Three and Six Months ended April 3, 2004 and March 29, 2003	4
		Unaudited Consolidated Statements of Cash Flows for the Six Months ended April 3, 2004 and March 29, 2003	5
		Unaudited Consolidated Statement of Shareholders’ Equity for the Six Months ended April 3, 2004	6
		Notes to Unaudited Consolidated Financial Statements	7
	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
	Item 3:	Quantitative and Qualitative Disclosures About Market Risk	33
	Item 4:	Controls and Procedures	34
PART II	OTHER INFORMATION		34
	Item 4:	Submission of Matters to a Vote of Security Holders	34
	Item 6:	Exhibits and Reports on Form 8-K	35
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (In thousands of dollars, except share data)

	April 3,	September 27,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$35,924	$30,176
Marketable securities	—	5,080
Accounts receivable, less allowance for doubtful accounts of $387 and $397	18,914	19,689
Inventories, net	19,841	18,718
Prepaid expenses and other current assets	2,163	1,727
Deferred income taxes	4,936	5,222

Total Current Assets	81,778	80,612
Property, plant and equipment, net	15,102	15,689
Goodwill, net	17,040	17,040
Intangible assets, net	5,986	6,310
Other assets, net	319	155

Total Assets	$120,225	$119,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,682	$8,074
Accrued salaries and benefits	1,489	2,496
Accrued expenses	3,153	3,251
Deferred revenue	1,576	3,048

Total Current Liabilities	12,900	16,869
Accrued long-term pension liability	712	712
Deferred income taxes	724	503
Other long term liabilities	686	694

Total Liabilities	15,022	18,778

Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 24,221,540 and 24,067,184 shares issued	2,421	2,406
Treasury stock, 44,442 and 44,442 shares, at cost	(4)	(4)
Additional paid-in capital	89,939	89,129
Unearned compensation	(21)	(34)
Retained earnings	13,194	9,857
Accumulated other comprehensive loss	(326)	(326)

Total Shareholders’ Equity	105,203	101,028

Total Liabilities and Shareholders’ Equity	$120,225	$119,806

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (In thousands of dollars, except share and per share data)

	Three months ended		Six months ended
	April 3,	March 29,	April 3,	March 29,
	2004	2003	2004	2003
		(As restated)*		(As restated)*
Net sales	$28,944	$28,462	$54,799	$51,818
Cost of sales	20,434	19,081	37,760	34,143

Gross profit	8,510	9,381	17,039	17,675

Operating expenses:
Selling, general and administrative	4,432	4,119	8,972	8,111
Research and development	1,704	1,446	3,192	2,639
Amortization of intangible assets	159	277	324	299

Total operating expenses	6,295	5,842	12,488	11,049

Operating income	2,215	3,539	4,551	6,626
Interest expense	—	44	2	44
Interest (income)	(109)	(43)	(222)	(109)

Income before income taxes	2,324	3,538	4,771	6,691
Provision for income taxes	661	1,185	1,434	2,202

Net income	$1,663	$2,353	$3,337	$4,489

Earnings per share - basic	$0.07	$0.11	$0.14	$0.22

Earnings per share - diluted	$0.07	$0.11	$0.13	$0.21

Weighted average number of common shares and equivalents:
Basic	24,201,679	20,573,810	24,148,986	20,341,265
Diluted	25,056,845	21,734,042	25,107,065	21,600,434

The accompanying notes are an integral part of these consolidated financial statements.

* See Note 2; Restatement of Interim Consolidated Financial Statements

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (In thousands of dollars)

	Six months ended
	April 3,	March 29,
	2004	2003
		(As restated)*
OPERATING ACTIVITIES:
Net income	$3,337	$4,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,258	1,849
Amortization of premium on marketable securities	80	0
Deferred income tax expense	505	498
Loss on sale of property, plant, and equipment	38	40
Tax benefit related to exercise of stock options	313	184
Net changes in balance sheet accounts:
Accounts receivable	775	(2,228)
Inventories	(1,123)	1,499
Prepaid expenses	(436)	(555)
Other assets	(164)	703
Accounts payable	(1,392)	(180)
Accrued expenses	(2,576)	2,703
Other long-term liabilities	(8)	14

Net cash provided by operating activities	1,607	9,016

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(1,371)	(1,018)
Proceeds from maturity of marketable security	5,000
Cash payment for acquisitions net, of cash received	—	(8,391)

Net cash used in investing activities	3,629	(9,409)

FINANCING ACTIVITIES:
Borrowing on line of credit	—	6,128
Repayments on line of credit	—	(6,000)
Borrowing under long-term debt	—	6,000
Repayment of long-term debt	—	(6,941)
Common stock issued for exercise of options	369	146
Common stock issued through employee purchase plan	143	98

Net cash provided by financing activities	512	(569)

Net change in cash	5,748	(962)
Cash at beginning of period	30,176	12,097

Cash at end of period	$35,924	$11,135

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2	$44
Cash paid for income taxes	$130	$956

The accompanying notes are an integral part of these financial statements.

* See Note 2; Restatement of Interim Consolidated Financial Statements

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
 (In thousands of dollars, except share data)

				Additional			Accumulated	Total
	Common	Common	Treasury	Paid-in	Unearned	Retained	Other Compre-	Shareholders’
	Shares	Stock	Stock	Capital	Compensation	Earnings	hensive Loss	Equity
Balance, September 27, 2003	24,067,184	$2,406	$(4)	$89,129	$(34)	$9,857	$(326)	$101,028
Net income						3,337		3,337
Common stock issued for exercise of options	135,189	13		356				369
Common stock issued through employee purchase plan	19,167	2		141				143
Stock compensation earned during the period					13			13
Tax benefit related to exercise of stock options				313				313

Balance, April 3, 2004	24,221,540	$2,421	$(4)	$89,939	$(21)	$13,194	$(326)	$105,203

The accompanying notes are an integral part of these financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION

The consolidated balance sheet as of April 3, 2004, the consolidated statements of operations for the three and six months ended April 3, 2004, and March 29, 2003, the consolidated statements of cash flows for the six months ended April 3, 2004 and March 29, 2003, and the consolidated statement of shareholder’s equity for the six months ended April 3, 2004 have been prepared by the Company and are unaudited. The consolidated balance sheet as of September 27, 2003 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 27, 2003. The Company’s fiscal year end is the Saturday nearest to September 30th. It is the Company’s policy to adjust its annual calendar to include an additional week in the first quarter of its fiscal year when necessary. Such adjustment was required in fiscal 2004, and as a result, the six months ended April 3, 2004 includes twenty seven (27) weeks of activity while the six months ended March 29, 2003, includes twenty six (26) weeks of activity. The Company believes that this additional week of activity in the first six months of fiscal 2004 did not have a material impact on its quarterly results of operations. It is the opinion of management that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003. The results of operations for the three and six months ended April 3, 2004 are not necessarily indicative of the operating results for the full year.

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

2. RESTATEMENT OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As a result of a change in the way the Company conducted business with a reseller that began in fiscal 2003, it was determined that revenue related to shipments to that reseller should be recognized at the time the reseller sells the product to its end customers rather than at the time the goods are shipped to the reseller. As a consequence, the Company restated its unaudited interim financial information for the three and six months ended March 29, 2003 to reflect the effects of this change. As a result, the previously reported unaudited operating results for the three and six months ended March 29, 2003 have been restated as follows (in thousands, except per share data):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended	Six months ended
	March 29, 2003	March 29, 2003
Net sales
As originally reported	$28,638	$52,242
Restatement adjustments	(176)	(424)

As restated	$28,462	$51,818

Gross profit
As originally reported	$9,557	$17,989
Restatement adjustments	(176)	(314)

As restated	$9,381	$17,675

Net income
As originally reported	$2,470	$4,700
Restatement adjustments	(117)	(211)

As restated	$2,353	$4,489

Basic earnings per share
As originally reported	$0.12	$0.23
Restatement adjustments	(0.01)	(0.01)

As restated	$0.11	$0.22

Diluted earnings per share
As originally reported	$0.11	$0.22
Restatement adjustments	—	(0.01)

As restated	$0.11	$0.21

As a result of the restatement, $424,000 of net sales and $314,000 of related gross profit were deferred as of March 29, 2003.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. MERGERS AND ACQUISITIONS

The Company acquired Interface Data Systems (“IDS”) in January 2003 for approximately $18.6 million. The accompanying pro forma statement of operations information gives effect to the IDS acquisition as if it had occurred at the beginning of fiscal 2003 and its results of operations were included in the three and six months ended March 29, 2003. The pro forma information is included only for purposes of illustration, and does not necessarily indicate what the Company’s operating results would have been had the acquisition of IDS been completed at the beginning of fiscal 2003.

(In thousands of dollars except share data)

	Three months ended	Six months ended
	March 29, 2003	March 29, 2003
Net sales	$29,809	$59,051

Net income	$1,924	$3,474

Earnings per share-basic	$0.09	$0.17
Earnings per share-diluted	$0.09	$0.17

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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

	Three months ended
	April 3, 2004			March 29, 2003
				(As restated)*
	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net Income	$1,663,000			$2,353,000

Basic EPS
Earnings available to common stockholders	$1,663,000	24,201,679	$0.07	$2,353,000	20,573,810	$0.11

Effects of Dilutive Securities
Dilutive effect of stock options		855,166			1,160,232

Dilutive EPS
Earnings available to common stockholders	$1,663,000	25,056,845	$0.07	$2,353,000	21,734,042	$0.11

Options excluded from the calculation of diluted earnings per share were 255,257 and 213,256, respectively, as the exercise price was greater than the average share price for the period.

* See Note 2; Restatement of Interim Consolidated Financial Statements

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended
	April 3, 2004			March 29, 2003
				(As restated)*
	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net Income	$3,337,000			$4,489,000

Basic EPS
Earnings available to common stockholders	$3,337,000	24,148,986	$0.14	$4,489,000	20,341,265	$0.22

Effects of Dilutive Securities
Dilutive effect of stock options		958,079			1,259,169

Dilutive EPS
Earnings available to common stockholders	$3,337,000	25,107,065	$0.13	$4,489,000	21,600,434	$0.21

Options excluded from the calculation of diluted earnings per share were 138,125 and 203,256, respectively, as the exercise price was greater than the average share price for the period.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The pro forma information required under SFAS 123 for the three and six months ended April 3, 2004 and March 29, 2003 is as follows (in thousands of dollars except per share information):

	(In thousands of dollars except per share information)
	Three months ended		Six months ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
		(As restated)*		(As restated)*
Net income — as reported	$1,663	$2,353	$3,337	$4,489
Stock compensation expense-net of tax	(192)	(240)	(376)	(461)

Net income — pro forma	$1,471	$2,113	$2,961	$4,028

Basic earnings per share — as reported	$0.07	$0.11	$0.14	$0.22
Basic earnings per share — pro forma	$0.06	$0.10	$0.12	$0.20

Diluted earnings per share — as reported	$0.07	$0.11	$0.13	$0.21
Diluted earnings per share — pro forma	$0.06	$0.10	$0.12	$0.19

*	See Note 2; Restatement of Interim Consolidated Financial Statements

Stock compensation expense was estimated using the Black-Scholes option pricing model under the following weighted average assumptions:

Expected option term (years)	4.9	6.2	4.9	6.2
Risk free interest rate	2.91%	3.28%	2.91%	3.28%
Volatility	87%	136%	87%	136%
Dividends	none	none	none	none

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. INVENTORIES

Inventories consisted of the following (in thousands of dollars):

	April 3, 2004	September 27, 2003
Gross inventories:
Raw materials	$14,068	$13,221
Work-in-process	6,666	6,286
Finished goods	3,210	4,069

Total gross inventories	23,944	23,576
Less reserve for excess and obsolete inventories	(4,103)	(4,858)

Total net inventories	$19,841	$18,718

Raw materials included approximately $1.5 million and $2.4 million at April 3, 2004 and September 27, 2003, respectively, for which the Company had received advance payment from the customer. Approximately $0.3 and $1.0 million of inventories were written off against the reserve during the three and six months ended April 3, 2004.

7. INTANGIBLE ASSETS

The Company’s acquired intangible assets, all of which are subject to amortization, consist of the following as of April 3, 2004 and September 27, 2003 (in thousands of dollars):

	Gross	Accumulated
Intangible Assets	Amount	Amortization	Net Amount
April 3, 2004
Customer relationships	$4,100	$(319)	$3,781
Existing technology	2,427	(660)	1,767
Other	1,225	(787)	438

Total intangible assets	$7,752	$(1,766)	$5,986

September 27, 2003
Customer relationships	$4,100	$(182)	$3,918
Existing technology	2,427	(553)	$1,874
Other	1,225	(707)	518

Total intangible assets	$7,752	$(1,442)	$6,310

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying amount of acquired intangible assets during the six months ended April 3, 2004 (in thousands of dollars):

Balance as of September 27, 2003	$6,310
Additions	—
Amortization	(324)

Balance as of April 3, 2004	$5,986

Estimated Aggregate Future Amortization Expense:

Remaining six months of 2004	$316
2005	607
2006	473
2007	473
2008	473
Thereafter	3,644

$5,986

8. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consist of the following (in thousands of dollars):

	As of
	April 3, 2004	September 27, 2003
Land	$697	$697
Buildings and improvements	3,922	3,897
Machinery and equipment	14,904	14,254
Furniture and fixtures	3,156	2,820
Leasehold improvements	2,225	1,936
Construction/assets in progress	313	719

Total, at cost	25,217	24,323
Less accumulated depreciation and amortization	(10,115)	(8,634)

Property, plant, and equipment, net	$15,102	$15,689

Depreciation expense was $956,000, and $911,000, for the three months ended April 3, 2004, and March 29, 2003, respectively. Depreciation expense was $1,921,000, and $1,545,000, for the six months ended April 3, 2004, and March 29, 2003, respectively.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. ACCRUED EXPENSES

Accrued expenses consist of the following major categories (in thousands of dollars):

	As of
	April 3, 2004	September 27, 2003
Sales commissions	$916	$1,212
Income taxes	972	385
Warranty reserve	670	783
Other accruals	595	871

Total accrued expenses	$3,153	$3,251

The following table summarizes activity in the warranty reserve for the six months ended April 3, 2004 (in thousands of dollars):

Warranty reserve, September 27, 2003	$783
Reduction of provision for warranty claims	(96)
Warranty claims charged against the reserve	(17)

Warranty reserve, April 3, 2004	$670

10. PUBLIC OFFERING OF COMMON STOCK

In July 2003, the Company completed a public offering of its common stock, which resulted in net proceeds (after deducting underwriting discounts, commissions, and offering expenses) of approximately $22.0 million. The Company initially sold 2,200,000 common shares on July 8, 2003 and an additional 202,874 shares on August 1, 2003, following the exercise by the underwriters of an over-allotment option. In July 2003, the Company used a portion of the proceeds from the offering to repay all outstanding amounts owing under its term loan with Bank One. The Company expects to use the remaining net proceeds for potential acquisitions and general corporate purposes, including expansion of research and development relating to new products and our anti-tamper technology for microelectronic products.

11. CREDIT FACILITY

The Company maintains a $12.0 million revolving line of credit with Bank One. Borrowings under the line of credit bear interest at either the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the Bank One “prime rate”. The line of credit was renewed on March 19, 2004 for an additional two years, at similar terms and conditions as the previous credit facility, and now expires on March 28, 2006. As of April 3, 2004 there were no borrowings against the line of credit, and the Company has not borrowed against the line of credit since April 2003.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. PENSION PLAN

The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. Benefits are based primarily on a benefits multiplier and years of service. The Company funds an amount equal to the minimum funding required plus additional amounts which may be approved by the Company from time to time. Pension expense was $44,000 and $45,000 for the three months ended April 3, 2004 and March 29, 2003, respectively. For the six months ended April 3, 2004 and March 29, 2003, pension expense was $76,000 and $90,000, respectively. The Company does not expect to make any contributions to the plan in fiscal year 2004.

13. FINANCIAL DATA BY BUSINESS SEGMENT

The Company has two business segments each of which requires different design and manufacturing resources and generally serves customers in different markets. The microelectronic segment accounted for approximately 54% and 56% of total Company sales during the three and six months ended April 3, 2004, while the display segment accounted for 46% and 44% of total Company sales during the respective periods of 2004.

The microelectronic segment packages semiconductor products mainly used in embedded systems, including single board computers, hand held processors, test equipment, servers and data loggers. Products are sold to military prime contractors and commercial original equipment manufacturers in the aerospace, defense, military equipment, computer networking and telecommunication and data communication industries. A commercial grade product generally meets the standard of industries such as the consumer electronic, computer networking and telecommunication and data communication industries. Higher performing products, also known as high-reliability products, are needed in certain industries, such as aerospace, defense, and military equipment, and are often referred to as “military” products. Military products are designed to meet more stringent standards and are resistant to adverse conditions, such as extremely high and low temperatures. High-reliability products can also be used in industrial applications where products are exposed to harsh conditions. The microelectronic segment also includes Anti-Tamper technology processing for mission critical semiconductor components in military applications, to prevent reverse engineering of secure electronic circuits.

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

During the three and six months ended April 3, 2004 no customer accounted for more than 10% of total sales. However, during the three months ended April 3, 2004, Lowrance Corp. and Whirlpool Corp. accounted for approximately 17% and 12%, respectively, of display segment net sales. For the six months ended April 3, 2004 Lowrance Corp. and Whirlpool Corp. accounted for approximately 12% and 13%, respectively, of display segment net sales.

During the three months ended March 29, 2003 Garmin International, Inc., accounted for approximately 14% of total sales and 29% of total display segment sales. In addition, General Electric Medical Division contributed approximately 15% of display segment sales while Raytheon Co. accounted for 13% of the microelectronic segment sales during the three months ended March 29, 2003. No other customer accounted for more than 10% of segment, or total, sales for the second quarter of 2003. For the six months ended March 29, 2003 Garmin International, Inc., accounted for approximately 14% of total sales and 31% of total display segment sales. During the six months ended March 29, 2003 General Electric Medical Division accounted for approximately 18% of display segment sales while Raytheon accounted for approximately 10% of microelectronic segment sales. No other customer accounted for more than 10% of segment, or total, sales for the first six months of 2003.

A significant portion of the Company’s business activity in each segment is from contractors who have contracts with the United States Department of Defense. Military sales were $12.7 million and $12.9 million for the quarters ended April 3, 2004 and March 29, 2003, respectively, and $25.8 million and $25.3 million for the first half of fiscal 2004 and 2003, respectively.

Foreign sales as a percentage of total sales in the three months ended April 3, 2004 and March 29, 2003 were 18% and 27%, respectively. Foreign sales as a percentage of total sales for the six months ended April 3, 2004 and March 29, 2003 were 18% and 31%, respectively. The decrease in sales to Taiwan was caused by a reduction of sales to Garmin International from the previous year. A summary of net sales by geographic region is as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
		(As restated)*		(As restated)*
North America (primarily U.S.)	$24,318	$20,468	$46,106	$36,652
Taiwan	—	3,829	358	6,965
Europe and Middle East	3,259	2,976	6,010	5,656
Asia Pacific excluding Taiwan	1,367	1,177	2,256	2,533
Other	—	12	69	12

Net sales	$28,944	$28,462	$54,799	$51,818

* See Note 2; Restatement of Interim Consolidated Financial Statements

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of results of operations by business segment is as follows:

	Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
		(As restated)*		(As restated)*
Net sales
Microelectronic	$15,573	$14,719	$30,431	$28,268
Display	13,371	13,743	24,368	23,550

Net sales	$28,944	$28,462	$54,799	$51,818

Income (loss) before tax
Microelectronic	$2,419	$3,233	$4,881	$6,258
Display	(95)	305	(110)	433

Total income before income taxes	$2,324	$3,538	$4,771	$6,691

Capital expenditures
Microelectronic	$122	$515	$539	$770
Display	176	134	832	248

Total capital expenditures	$298	$649	$1,371	$1,018

Depreciation and amortization expense
Microelectronic	$648	$740	$1,338	$1,241
Display	473	454	920	608

Total depreciation and amortization	$1,121	$1,194	$2,258	$1,849

* See Note 2; Restatement of Interim Consolidated Financial Statements

	As of
	April 3, 2004	September 27, 2003
Identifiable assets
Microelectronic	$44,854	$43,902
Display	34,191	35,271
General corporate	41,180	40,633

Total assets	$120,225	$119,806

14. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The provisions of this Statement do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 132® replaces SFAS No. 132, and requires certain additional disclosures that become effective for periods beginning after December 15, 2003. See Note 12 for information relating to the Company’s pension plan. The Company does not provide other postretirement benefits.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46-R), which supercedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities (VIEs). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a VIE. FIN 46 provides general guidance as to the definition of a VIE and requires it to be consolidated if a party with an ownership, contractual or other financial interest absorbs the majority of the VIE’s expected losses, or is entitled to receive a majority of the residual returns, or both. A variable interest holder that consolidates the VIE is the primary

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

beneficiary, and is required to consolidate the VIE’s assets, liabilities and non-controlling interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003 and for variable interest entities created prior to February 1, 2003 no later than at the end of the first reporting period after March 15, 2004. The adoption of FIN 46 and FIN 46-R did not impact the Company’s financial condition or results of operations.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED APRIL 3, 2004 COMPARED TO THE THREE AND SIX MONTH PERIODS ENDED MARCH 29, 2003

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

Executive Summary

Our net sales for the quarter ended April 3, 2004 increased by approximately $0.4 million, to $28.9 million from $28.5 million, as compared to the quarter ended March 29, 2003. During the first six months of fiscal 2004, net sales increased by $3.0 million to $54.8 million compared to $51.8 million during the first six months of fiscal 2003. The primary reason for this increase during the first six months of fiscal 2004 was the inclusion of approximately $6.2 million of net sales from our IDS subsidiary, which was acquired in January 2003 and therefore not included in our results for the first four months of fiscal 2003, partially offset by a $4.8 million decline in commercial display net sales. The decline in commercial display net sales was attributable to a reduction in orders from Garmin International, Inc. (“Garmin”) and General Electric Medical Division (“GE Medical”) as they changed their manufacturing strategies during the fourth quarter of fiscal 2003. We expect this trend, of reduced commercial display net sales as compared to the previous year, to continue into the next quarter. However, we are working to replace these sales by adding new customers, and we expanded our customer base during the current quarter.

A key indicator of our future sales is the amount of new orders received compared to current net sales, known as the book-to-bill ratio. During the quarter ended April 3, 2004, we had new orders of approximately $30 million, which equates to a book-to-bill ratio of 1.05 for the period. Display segment orders were approximately $18 million during the quarter resulting in a segment book-to-bill ratio of 1.35 for the quarter. Orders for the microelectronic segment were approximately $12 million during the quarter resulting in a segment book-to-bill ratio of 0.79. We believe a reallocation of government funds to other military priorities resulted in a delay of orders of military products for our microelectronic segment. This delay may cause lower year over year sales, and profits, for our microelectronic segment over the next several quarters compared to the previous year, and we expect sales of these products to decrease somewhat in the third quarter of fiscal 2004.

Our gross margins decreased during both the three and six months ended April 3, 2004 to 29% and 31%, respectively, from 33% and 34%, respectively, during the comparable periods of fiscal year 2003. The primary reason for this decrease was lower margins in our microelectronic segment, which decreased from 44% in the second quarter of 2003 to 36% during the second quarter of 2004, and from 44% for the first 6 months of 2003 to 37% for the same six month period of 2004. The reason for the decline was due to a shift in product mix to lower margin memory products from higher margin microprocessor products, higher production costs for our military products, and a higher percentage of commercial memory products as a percent of microelectronic segment sales. The trend of lower margin percentages may continue for the balance fiscal 2004 if sales of commercial products, in both the display and microelectronic segment, increase during the year, and sales of military microelectronic products stay the same, or decrease, over the next several quarters. Display segment gross margins were unchanged at 22% for the second quarters of fiscal years 2004 and 2003; and for the first six months of fiscal years 2004 and 2003, gross margins increased slightly to 24% from 22% in the previous year. Gross margins for our display segment products continue to come under pressure from both domestic and Asian competition, and, while we are implementing manufacturing strategies to improve our competitive position, it may be difficult to continue to maintain current gross margins in the future.

Our overall production has been affected by longer lead times for certain components, which may affect the timing and cost of sales during the year. The lead-time for ceramic packages has increased to 4 weeks and may impact sales over the balance of the current fiscal year. Memory components, including synchronous dynamic random access memory (“SDRAM”) and Flash memory, are in short supply compared to previous years. This condition is expected to continue for the balance of the fiscal year. Additionally, the allocation of display glass materials has caused raw material prices to increase, which may affect our cost of sales, and lead times to increase by 4-5 weeks, which may affect the timing of our sales during the year. We expect this trend of reduced supplies of display glass materials to continue for the balance of fiscal 2004 and our net sales and gross margins may be impacted.

Orders for our microelectronic segment’s anti-tamper process technology products were approximately $3.8 million for the six months ended April 3, 2004. This six-month order rate is slightly higher than the previous year’s rate, since our anti-tamper products orders totaled approximately $6.7 million for all of fiscal 2003. We expect to see increasing orders for these products over the next several years as the government’s mandate for anti-tamper protection affects more military programs.

Restatement of Interim Consolidated Financial Statements

As a result of a change in the way we do business with a reseller that began in fiscal 2003, we determined that revenue related to shipments to that reseller should be recognized at the time the reseller sells the product to its end customers rather than at the time the goods are shipped to the reseller. As discussed in Note 2 to the consolidated financial statements included under Item 1, we have restated our consolidated financial statements for the three and six month periods ended March 29, 2003. The restatement adjustments resulted in the deferral of $176,000 of net sales and $176,000 of related gross profit for the three months ended March 29, 2003. For the six months ended March 29, 2003 we deferred $424,000 of net sales and $314,000 of related gross profit.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of net sales:

	For the Three Months Ended		For the Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.6%	67.0%	68.9%	65.9%

Gross profit	29.4%	33.0%	31.1%	34.1%

Operating expenses:
Selling, general and administrative	15.3%	14.5%	16.4%	15.7%
Research and development	5.9%	5.1%	5.8%	5.1%
Amortization of intangible assets	0.5%	1.0%	0.6%	0.5%

Total operating expenses	21.7%	20.6%	22.8%	21.3%

Operating income	7.7%	12.4%	8.3%	12.8%
Interest expense	0.0%	0.2%	0.0%	0.1%
Interest (income)	-0.3%	-0.2%	-0.4%	-0.2%

Income before income taxes	8.0%	12.4%	8.7%	12.9%
Provision for income taxes	2.3%	4.1%	2.6%	4.2%

Net income	5.7%	8.3%	6.1%	8.7%

Three Months ended April 3, 2004 compared to Three Months ended March 29, 2003

Net Sales

The following table shows our net sales by our two business segments and the markets they serve (in thousands):

	Three Months Ended
	April 3, 2004	March 29, 2003
		(As restated)*
Microelectronic Segment
Military/Industrial Market	$10,068	$10,199
Commercial Market	5,505	4,520

	15,573	14,719

Display Segment
Military/Industrial Market	2,625	2,731
Commercial Market	10,746	11,012

	13,371	13,743

Total	$28,944	$28,462

Microelectronic Segment
Military/Industrial Market	35%	36%
Commercial Market	19%	16%

	54%	52%

Display Segment
Military/Industrial Market	9%	10%
Commercial Market	37%	38%

	46%	48%

Total	100%	100%

*See Note 2 of the Notes to Unaudited Consolidated Financial Statements;

Restatement of Interim Consolidated Financial Statements

Net sales were $28.9 million for the three months ended April 3, 2004, an increase of approximately $0.4 million, or 2%, from $28.5 million for the three months ended March 29, 2003.

•	Military/industrial sales in the microelectronic segment slightly decreased to $10.1 million for the three months ended April 3, 2004 from $10.2 million for the comparable quarter in the previous year. Sales were stable from the previous year, however, the product mix in the current quarter consisted of a higher percentage of memory products than the previous year, which had a higher percentage of microprocessor products. We expect to sell a range of military microelectronic products throughout fiscal 2004, but cannot anticipate the product mix for any particular quarter.

•	Commercial sales in the microelectronic segment were $5.5 million for the three months ended April 3, 2004, an increase of $1.0 million, or approximately 22% from $4.5 million from the three months ended March 29, 2003. Approximately $0.2 million of this increase is attributable to three months of IDS sales in the second quarter of 2004, as compared to two months of such sales in the second quarter of 2003. An additional $0.4 million of the increase was attributable to increased sales to Unisys.

•	Military/industrial sales in the display segment were $2.6 million for the quarter ended April 3, 2004, a decrease of $0.1 million, or approximately 4%, from $2.7 million for the quarter ended March 29, 2003. This decrease was due to a $0.1 million decrease in sales of our interface/mechanical products.

•	Commercial sales in the display segment were $10.7 million for the three months ended April 3, 2004, a decrease of $0.3 million, or approximately 2%, from $11.0 million for the three months ended March 29, 2003. The decrease was due to the combined effects of approximately $1.0 million of additional net sales from IDS as compared to last year, offset by a decrease of $1.3 million in commercial display net sales. Commercial display net sales declined primarily because of a $4.8 million decrease in sales to Garmin and GE Medical from the prior year, offset by increased sales to other customers during the period.

During the three months ended April 3, 2004, no customer accounted for more than 10% of total sales. However, during the three months ended April 3, 2004, Lowrance Corp. and Whirlpool Corp. accounted for approximately 17% and 12%, respectively, of display segment net sales.

During the second quarter of fiscal year ended 2003, Garmin , accounted for approximately 14% of total sales and 29% of total display segment sales. General Electric Medical Division and Whirlpool Corp. accounted for approximately 15% and 10%, respectively, of our display segment sales for the second quarter of 2003 while Raytheon Co. accounted for 13% of our microprocessor segment sales during the second quarter of 2003. No other customer accounted for more than 10% of segment, or total, sales for the second quarter of 2003.

The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, sales of our membrane keypad products, which totaled approximately $3.2 million in three months ended April 3, 2004, are subject to seasonal fluctuations relating to increased home appliance sales in the spring and fall.

Gross Profit

The following table illustrates our two segments’ gross margin percentages by the markets they serve:

	Three Months Ended
	April 3, 2004	March 29, 2003
Microelectronic Segment
Military/Industrial Market	44%	53%
Commercial Market	21%	23%
Total	36%	44%
Display Segment
Military/Industrial Market	36%	29%
Commercial Market	19%	20%
Total	22%	22%
Company Total	29%	33%

Gross profit was $8.5 million for the three months ended April 3, 2004 a decrease of $0.9 million or approximately 9% from $9.4 million for the three months ended March 29, 2003. For the three months ended April 3, 2004, gross margin as a percentage of net sales was approximately 29%, compared to approximately 33% for the three months ended March 29, 2003.

Gross profit for the microelectronic segment was $5.5 million for the three months ended April 3, 2004, a decrease of $0.9 million, or approximately 14%, from $6.4 million for the three months ended March 29, 2003. Gross margin as a percentage of microelectronic segment sales was approximately 36% for the three months ended April 3, 2004, compared to approximately 44% for the three months ended March 29, 2003. The $0.9 million decline in microelectronic segment gross profit was caused by a $1.0 million reduction in our military products gross profit offset by a $0.1 million increase in gross profits from our commercial products. The decrease in gross profit for our military products was the result of changes in product mix and higher manufacturing costs. The increase in our commercial products gross profit was primarily the result of slightly higher sales combined with savings achieved from the consolidation of our Massachusetts facility into our Phoenix facilities. We expect to see continued savings throughout fiscal 2004 as the result of this consolidation.

Gross profit for the display segment was $3.0 million for both the three months ended April 3, 2004 and the three months ended March 29, 2003. Gross margin as a percentage of display segment sales was approximately 22% for both the three months ended April 3, 2004 and March 29, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $4.4 million for the three months ended April 3, 2004, an increase of $0.3 million, or approximately 8%, from $4.1 million for the three months ended March 29, 2003. Expenses increased by approximately $0.3 million primarily due to small increases for various expenses, including approximately $0.1 million of expenses incurred for implementation of Sarbanes Oxley Act requirements.

Selling, general and administrative expenses as a percentage of net sales increased slightly to 15% for the three months ended April 3, 2004 from 14% for the three months ended March 29, 2003. As part of our overall management planning and analysis process, we have traditionally targeted approximately 15% of net sales for selling, general and administrative expenses. However, it is possible that selling, general and administrative expenses may fluctuate above, or below, our target over the next several quarters as we expect to incur additional expenses for Sarbanes-Oxley compliance, however, the exact timing of these future expenses is not yet determined because of the delay in implementation date, until next year, of these requirements for the Company.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $1.7 million for the three months ended April 3, 2004, an increase of $0.3 million, or approximately 18%, from $1.4 million for the three months ended March 29, 2003. The increase was primarily attributable to development projects for our commercial display products. Research and development expenses as a percentage of net sales have remained consistent and averaged between 5% and 6% of net sales over the past four quarters.

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

Interest Income

Interest income consists of interest earned on our cash balances in various types of interest bearing accounts, and interest earned on marketable securities. Interest income was $109,000 for three months ended April 3, 2004 an increase of $66,000 compared to $43,000 for the three months ended March 29, 2003. This increase was attributable to the increase in invested balances between periods primarily as a result of the reinvestment of cash flows from operations, and the proceeds received from our stock offering which was completed in July 2003.

Amortization of Intangible Assets

Intangible asset amortization for the three months ended April 3, 2004 and March 29, 2003 totaled $159,000 and $277,000, respectively. The $118,000 decrease was attributable to intangible assets acquired as part of the IDS acquisition, which stopped amortizing as of September 2003.

Income Taxes

Income tax expense totaled $0.7 million for the three months ended April 3, 2004 compared to $1.2 million for the three months ended March 29, 2003 primarily as a result of lower pre-tax income. The Company’s effective tax rate approximated 28% for the three months ended April 3, 2004 and 33% for the three months ended March 29, 2003. The Company’s effective tax rate differs from the federal statutory tax rate of 35% due to the incremental impact of state income taxes offset by reductions for foreign sales exclusions and research and experimentation tax credits currently available for federal income tax purposes. Our effective tax rate may increase in the future if Congress does not renew the research and experimentation tax credit program which is currently scheduled to expire June 30, 2004 or if our ability to exclude foreign sales is reduced or eliminated.

Six Months ended April 3, 2004 compared to Six Months ended March 29, 2003

Net Sales

The following table shows our net sales by our two business segments and the markets they serve (in thousands):

	Six Months Ended
	April 3, 2004	March 29, 2003
		(As restated)*
Microelectronic Segment
Military/Industrial Market	$19,918	$20,074
Commercial Market	10,513	8,194

	30,431	28,268

Display Segment
Military/Industrial Market	5,864	5,253
Commercial Market	18,504	18,297

	24,368	23,550

Total	$54,799	$51,818

Microelectronic Segment
Military/Industrial Market	37%	39%
Commercial Market	19%	16%

	56%	55%

Display Segment
Military/Industrial Market	10%	10%
Commercial Market	34%	35%

	44%	45%

Total	100%	100%

*See Note 2 of the Notes to Unaudited Consolidated Financial Statements;

Restatement of Interim Consolidated Financial Statements

Net sales were $54.8 million for the six months ended April 3, 2004, an increase of $3.0 million, or 6%, from $51.8 million for the six months ended March 29, 2003.

•	Military/industrial sales in the microelectronic segment declined by $0.2 million to $19.9 million for the six months ended April 3, 2004 from $20.1 million for the six months ended March 29, 2003. While sales were basically even with the previous year, lower order rates in the second quarter of fiscal 2004 may cause lower year-over-year sales in this market over the next several quarters compared to the previous year.

•	Commercial sales in the microelectronic segment were $10.5 million for the six months ended April 3, 2004, an increase of $2.3 million, or approximately 28% from $8.2 million for the six months ended March 29, 2003. Approximately $1.2 million of this increase is attributable to four months of sales from IDS included in this period, as compared to two months in fiscal 2003. An additional $1.3 million of the increase was primarily attributable to increased sales to Unisys.

•	Military/industrial sales in the display segment were $5.9 million for the six months ended April 3, 2004, an increase of $0.6 million, or approximately 12%, from $5.3 million for the six months ended March 29, 2003. The increase was due to small increases in sales of our display and interface/mechanical products.

•	Commercial sales in the display segment were $18.5 million for the six months ended April 3, 2004, an increase of $0.2 million, or approximately 1%, from $18.3 million for the six months ended March 29, 2003. The increase was due to the combined effects of $5.0 million of additional net sales from IDS, offset by a decrease of $4.8 million in commercial display net sales. Commercial display net sales declined primarily because of a $9.1 million decrease in sales to Garmin and GE Medical from the prior year, offset by increased sales to other customers during the period.

During the six months ended April 3, 2004, no customer accounted for more than 10% of our total sales. For the six months ended April 3, 2004, Lowrance Corp. and Whirlpool Corp. accounted for approximately 12% and 13%, respectively, of our display segment net sales.

For the six months ended March 29, 2003 Garmin , accounted for approximately 14% of total sales and 31% of total display segment sales. General Electric Medical Division accounted for approximately 18% of display segment sales for the six months ended March 29, 2003. One microelectronic customer, Raytheon, accounted for approximately 10% of microelectronic segment sales during the six months ended March 29, 2003. No other customer accounted for more than 10% of segment, or total, sales for the first six months of 2003.

The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, sales of our membrane keypad products, which totaled approximately $5.8 million in six months ended April 3, 2004, are subject to seasonal fluctuations relating to increased home appliance sales in the spring and fall.

Gross Profit

     The following table illustrates our two segments’ gross margin percentages by the markets they serve:

	Six Months Ended
	April 3, 2004	March 29, 2003
Microelectronic Segment
Military/Industrial Market	45%	53%
Commercial Market	21%	24%
Total	37%	44%
Display Segment
Military/Industrial Market	39%	30%
Commercial Market	19%	20%
Total	24%	22%
Company Total	31%	34%

Gross profit was $17.0 million for the six months ended April 3, 2004, a decrease of $0.7 million or approximately 4% from $17.7 million for the six months ended March 29, 2003. For the six months ended April 3, 2004, gross margin as a percentage of net sales was approximately 31%, compared to approximately 34% for the six months ended March 29, 2003.

Gross profit for the microelectronic segment was $11.2 million for the six months ended April 3, 2004, a decrease of $1.3 million, or approximately 10%, from $12.5 million for the six months ended March 29, 2003. The $1.3 million decline in microelectronic segment gross profit was caused by a $1.6 million reduction in our military memory products gross profit partially offset by a $0.3 million increase in gross profits from our commercial products. The decrease in gross profit for our military products was the result of changes in product mix and higher manufacturing costs. The increase in our commercial products gross profit was mainly the result of slightly higher sales combined with savings achieved from the consolidation of our Massachusetts facility into our Phoenix facilities. We expect to see continued savings throughout fiscal 2004 as the result of this consolidation.

Gross profit for the display segment was $5.8 million for the six months ended April 3, 2004, an increase of $0.6 million, or approximately 13%, from $5.2 million for the six months ended March 29, 2003. This increase in gross profit was the result of higher margins on military products than in the previous year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $9.0 million for the six months ended April 3, 2004 an increase of $0.9 million, or approximately 11%, from $8.1 million for the six months ended March 29, 2003. Expenses increased by approximately $0.8 million primarily because of the inclusion of IDS for four months of fiscal 2004 during the period, as compared to two months during the same period in fiscal 2003. Other expenses were approximately the same as last year as increases in the microelectronic segment were offset by savings incurred from the consolidation of our Massachusetts facility into our Phoenix facility.

Selling, general and administrative expenses as a percentage of net sales were 16% for both the six months ended April 3, 2004 and March 29, 2003. As part of our overall management planning and analysis process, we have traditionally targeted approximately 15% of net sales for selling, general and administrative expenses. Actual expenses will fluctuate based on normal changes in activity.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $3.2 million for the six months ended April 3, 2004 an increase of $0.6 million, or approximately 21%, from $2.6 million for the six months ended March 29, 2003. The increase was primarily attributable to an increase of $0.3 million in our display segment for work on new product development projects. The remainder of the increase was primarily attributable to the inclusion of IDS for four months during the fiscal 2004 period, as compared to two months of expenses during the fiscal 2003 period. Research and development expenses as a percentage of net sales have remained consistent and averaged between 5% and 6% of net sales over the past four quarters. We are committed to research and development of new and existing products and expect research and development expenses to average approximately 5-6% of net sales in the future.

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

Interest Income

Interest income consists of interest earned on our cash balances in various types of interest bearing accounts, and interest earned on marketable securities. Interest income was $222,000 for six months ended April 3, 2004, an increase of $113,000 compared to $109,000 for the six months ended March 29, 2003. This increase was attributable to the increase in invested balances between periods primarily as a result of the reinvestment of cash flows from operations, and the proceeds received from our stock offering which was completed in July 2003.

Amortization of Intangible Assets

Intangible asset amortization for the six months ended April 3, 2004 and March 29, 2003 totaled $324,000 and $299,000, respectively. During the six months ended April 3, 2004, approximately $317,000 related to intangible assets acquired from IDS, and during the six months end March 29, 2003, approximately $256,000 related to intangible assets acquired from IDS.

Income Taxes

Income tax expense totaled $1.4 million for the six months ended April 3, 2004 compared to $2.2 million for the six months ended March 29, 2003 primarily as a result of lower pre-tax income. The Company’s effective tax rate was approximately 30% for the six months ended April 3, 2004 and 33% for the six months ended March 29, 2003. The Company’s effective tax rate differs from the federal statutory tax rate of 35% due to the incremental impact of state income taxes offset by reductions for foreign sales exclusions and research and experimentation tax credits currently available for federal income tax purposes. Our effective tax rate may increase in the future if Congress does not renew the research and experimentation credit program which is currently scheduled to expire June 30, 2004 or if our ability to exclude foreign sales is reduced or eliminated.

Liquidity and Capital Resources

Cash on hand as of April 3, 2004 totaled approximately $35.9 million. In January 2004, we received proceeds from a $5.0 million short-term corporate note and transferred the proceeds to our cash account. During the six months ended April 3, 2004, cash provided by operating activities was approximately $1.6 million. Depreciation and amortization totaled approximately $2.3 million for the six months ended April 3, 2004, and we expect will remain approximately at this rate through fiscal 2004. Net income, exclusive of non-cash charges, was the primary source of positive cash flow during the six months ended April 3, 2004. Payments of accrued expenses and accounts payable, and increases in inventories were the primary uses of cash during the period.

Purchase of property, plant and equipment during the six months ended April 3, 2004, totaled approximately $1.4 million. During the six months ended April 3, 2004, the purchases included $0.5 million for our microelectronic manufacturing facilities and $0.8 million for our display and interface manufacturing facilities. We currently do not have any material commitments for additional purchases of property, plant and equipment. Purchases are made throughout the year based on our manufacturing, product development, and administrative requirements. Our annual purchases have averaged approximately $3.4 million over the last three fiscal years. We expect expenditures during fiscal 2004 to be similar to our recent history, and we expect to fund these purchases from our cash balances and operating cash flows.

Accounts receivable decreased approximately $0.8 million from the fiscal year ended September 27, 2003. The change reflects an overall decline in net sales from the quarter ended September 27, 2003 as a result of lower sales of our military microelectronic products. Days sales outstanding at April 3, 2004 were 60 days, which is equal to the 60 days as of September 27, 2003. Our days sales outstanding typically approximates 60 days.

Inventories increased approximately $1.1 million from the end of fiscal 2003. Inventory of approximately $19.8 million as of April 3, 2004 represented 89 days of inventory on hand, the same as the 89 days on hand at September 27, 2003. The levels of inventory fluctuate based on changes in expected production requirements and availability of raw materials. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to buy larger amounts of inventory per purchase and hold it for longer periods of time. This would have the effect of increasing our days of inventory on hand. We expect to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our cash balances and operating cash flows.

Accounts payable as of April 3, 2004 declined by approximately $1.4 million from the end of fiscal 2003 primarily related to our payment for inventory purchased during the fourth quarter of fiscal 2003. Deferred revenue at April 3, 2004 was approximately $1.6 million and consisted of approximately $1.5 million of advance payments from customers. Additionally, accrued income taxes were approximately $0.6 million higher than at year-end as a result of the timing of estimated tax payments. Accrued commissions were approximately $0.3 million lower than the previous year-end because of a lower amount of sales to customers covered by our manufacturers’ representatives.

Accrued salaries and benefits were approximately $1.0 million lower at April 3, 2004 compared to the end of fiscal 2003 mainly because of a lower accrual for employee payroll and incentive expenses.

We have a $12.0 million revolving line of credit with Bank One. Borrowings under the line of credit bear interest at either the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the Bank One “prime rate”. The line of credit was renewed on March 19, 2004 for an additional two years, at similar terms and conditions as the previous credit facility, and now expires on March 28, 2006. As of April 3, 2004 there were no borrowings against the line of credit, and we have not borrowed against the line of credit since April 2003.

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

Contractual Obligations

We have entered into certain long-term contractual obligations that will require various payments over future periods as follows (in thousands of dollars):

	Payments due by Period as of April 3, 2004
(In thousands of dollars)		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$6,598	$1,509	$2,763	$1,754	$572
Pension funding (1)

Total Contractual Cash Obligations	$6,598	$1,509	$2,763	$1,754	$572

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

Recently Enacted Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The provisions of this Statement do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. SFAS No. 132® replaces SFAS No. 132, and requires certain additional disclosures that become effective for period beginning after December 15, 2003. See Note 11 of Notes to Unaudited Consolidated Financial Statements for information relating to our pension plan. The Company does not provide other post-retirement benefits.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46-R), which supercedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities (VIEs). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a VIE. FIN 46 provides general guidance as to the definition of a VIE and requires it to be consolidated if a party with an ownership, contractual or other financial interest absorbs the majority of the VIE’s expected losses, or is entitled to receive a majority of the residual returns, or both. A variable interest holder that consolidates the VIE is the primary beneficiary, and is required to consolidate the VIE’s assets, liabilities and non-controlling interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities created prior to February 1, 2003, no later than at the end of the first reporting period after March 15, 2004. The adoption of FIN 46 and FIN 46-R did not impact the Company’s financial condition or results of operations.

Note Regarding Forward Looking Statements And Associated Risks

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Conditions and Result of Operations” and documents incorporated herein by reference, contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project” and “predict”, or similar words and phrases regarding expectations generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to, statements regarding: our expectation regarding the replacement of display segment sales over the next several quarters; our expectations regarding sales, and profits, of microelectronic segment products in the third quarter; our expectations regarding future gross margins for the Company overall and for display segment gross margins; our expectations of an increase in raw material lead times for ceramic packages and display glass materials which may impact on net sales and gross margins; our expectations regarding short supplies for memory components; our expectation for continued order rate increases for anti-tamper products; our expectation regarding the sale of a range of military microelectronic products and related fluctuations in product mix; our expectation regarding the savings achieved from consolidation of our Massachusetts facility into Phoenix; our expected cost and implementation of additional compliance with Sarbanes-Oxley Act; our expectation for research and development costs; our expectation of lower sales in the future compared to the previous year’s corresponding quarters; our expectation for depreciation and amortization expenditures over the balance of fiscal 2004; our expectations regarding future property, plant and equipment expenditures and our ability to fund such from current balances and operations; our expectation of funding any increases in inventory for future sales; our expectation regarding changes in raw material lead times impact on inventory levels and the number of days of inventory on hand ratio; our expectation regarding the ability to fund sales growth inventory increases from available cash balances and operating cash flows; our expectation regarding our existing sources of liquidity and their sufficiency to satisfy cash requirements over the next year; our anticipate use of foreign sales income exclusions and research and development tax credits; the impact of the adoption of new accounting pronouncements; our expectations regarding future demand for our products; our expectations regarding the impact that the acquisition of IDS will have on our business; expectations regarding changes in sales to certain industries; expectations for sales of microelectronic products in 2004; our expectations regarding market acceptance and profitability of our new products; expectations regarding future purchases of components including possible allocations of display and semiconductor components; expectations regarding the need to draw on our line of credit; expectations regarding the effect of interest rate changes, expectations regarding the expected levels of future product development and capital expenditures; expectations that cash flow from operations should be sufficient to fund cash needs in the short and long term; expectations regarding future minimum funding requirements for our pension plan; and the expectations for the future demands for our products, including anti-tamper products; expectations of future product sales mix and gross margins; and expectations for future expected levels of sales and other operating expenses.

We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission (“SEC”) or in public news releases. Such additional statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for future operations, financing needs or plans, the impact of inflation and plans relating to our products or services, as well as assumptions relating to the foregoing. Forward-looking statements are based largely on management’s expectations and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Quarterly Report on Form 10-Q, including those set forth in the Notes to the Consolidated

Financial Statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and exhibit 99.1 hereto, describe factors that could contribute to or cause actual results to differ materially from our expectations. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include the loss of one or more principal customers; the failure of customers to accept our anti-tamper packaging or the development of improved anti-tamper packaging by competitors; the inability to procure required components and raw materials; any downturn in the semiconductor and telecommunications markets which could cause a decline in selling unit prices; reductions in military spending or changes in the priorities or acquisition requirements for military products; the ability to locate appropriate acquisition candidates, negotiate an appropriate purchase price, and integrate into our business the people, operations, and products from acquired businesses; and changes or restrictions in the practices, rules and regulations relating to sales in international markets. In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements. We do not undertake, and we specifically disclaim, any obligation to publicly update or review any forward-looking statement contained in this Quarterly Report on Form 10-Q or in any document incorporated herein by reference, whether as a result of new information, future events or otherwise.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 3, 2004, we had no borrowings on our revolving line of credit with Bank One. Should we borrow against the line, interest charged on these borrowings would be at either the bank’s prime rate or LIBOR plus 1.5%. We are subject to changes in the prime rate based on Federal Reserve actions and general market interest fluctuations. We are also subject to fluctuations in the LIBOR rate. As of April 3, 2004, the LIBOR rate was approximately 1.34%. During the three months ended April 3, 2004, the bank’s prime rate averaged 4.0% and was 4.0% as of April 3, 2004.

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

ITEM 4

CONTROLS AND PROCEDURES

We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that as of April 3, 2004 our disclosure controls and procedures are effective.

In making this evaluation, we considered the material weakness in internal control (as defined under standards established by the American Institute of Certified Public Accountants) identified during the fourth quarter of fiscal 2003 relating to financial reporting of our sales to a reseller during the first three quarters of fiscal 2003. We believe that this material weakness was attributable to the Company’s recent growth in terms of both size and complexity, coupled with the fact that accounting and finance department resources had not been added to support that growth. During the quarter ended April 3, 2004, we hired a Chief Financial Officer, as well as additional accounting personnel, and undertook other measures designed to improve our internal controls. These actions have corrected the material weakness described above and were considered in making our evaluation.

Other than the actions described above, there were no other changes during the quarter ended April 3, 2004 that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures.

PART II OTHER INFORMATION

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The Annual Meeting of the Shareholders was held on March 3, 2004.

b)	At that meeting all of the then current directors were re-elected. The votes were as follows:

Name	Number of Shares Voted	For	Withhold Authority
Norman T. Hall	22,125,900	18,790,857	3,335,043
Thomas M. Reahard	22,125,900	21,658,920	466,980
Hamid R. Shokrgozar	22,125,900	21,747,647	378,253
Thomas J. Toy	22,125,900	21,659,120	466,780
Edward A. White	22,125,900	18,602,117	3,523,783
Jack A. Henry	22,125,900	21,809,120	316,780
Paul D. Quadros	22,125,900	21,889,664	236,236

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

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

10.1* Sixth Modification agreement between Bank One N. A. and White Electronic Designs Corporation, effective March 19, 2004.

31.1* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the

Sarbanes-Oxley Act of 2002.

32.2* Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

99.1* Risk Factors for White Electronic Designs Corporation

*	Filed herewith.

b.	Reports on Form 8-K.

Report on Form 8-K furnished February 11, 2004 regarding the Company’s preliminary first quarter earnings results, as disclosed via a press release on February 11, 2004.

Report on Form 8-K furnished May 5, 2004 regarding the Company’s preliminary second quarter earnings results, as disclosed via a press release on May 5, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

/s/ Hamid R. Shokrgozar

Chief Executive Officer

/s/ Roger A. Derse

Roger A. Derse
Chief Financial Officer

Dated: May 14, 2004

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

10.1* Sixth Modification agreement between Bank One N. A. and White Electronic Designs Corporation, effective March 19, 2004.

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

* Field herewith.