Form 10-Q
period 2004-07-03
WHITE ELECTRONIC DESIGNS CORP
filed 2004-08-17
CIK 13606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

     (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: July 3, 2004

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
Yes [X] No [   ]

At August 13, 2004, 24,264,521 shares of the Registrant’s Common Stock were outstanding.

WHITE ELECTRONIC DESIGNS CORPORATION
AND SUBSIDIARIES

PART I FINANCIAL INFORMATION	3-16
Item 1: Financial Statements
Unaudited Consolidated Balance Sheets as of July 3, 2004 and September 27, 2003	3
Unaudited Consolidated Statements of Operations for the Three and Nine Months ended July 3, 2004 and June 28, 2003	4
Unaudited Consolidated Statements of Cash Flows for the Nine Months ended July 3, 2004 and June 28, 2003	5
Unaudited Consolidated Statement of Shareholders’ Equity for the Nine Months ended July 3, 2004	6
Notes to Unaudited Consolidated Financial Statements	7
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3: Quantitative and Qualitative Disclosures About Market Risk	34
Item 4: Controls and Procedures	34
PART II OTHER INFORMATION	35
Item 6: Exhibits and Reports on Form 8-K	35
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)

	July 3,
	2004	September 27,
	(unaudited)	2003
ASSETS
Current Assets
Cash and cash equivalents	$37,618	$30,176
Marketable securities	—	5,080
Accounts receivable, less allowance for doubtful accounts of $389 and $397	16,703	19,689
Inventories, net	22,595	18,718
Prepaid expenses and other current assets	3,412	1,727
Deferred income taxes	4,539	5,222

Total Current Assets	84,867	80,612
Property, plant and equipment, net	14,894	15,689
Goodwill, net	16,935	17,040
Intangible assets, net	5,827	6,310
Other assets, net	168	155

Total Assets	$122,691	$119,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,234	$8,074
Accrued salaries and benefits	1,832	2,496
Other accrued expenses	2,085	3,251
Deferred revenue	1,531	3,048

Total Current Liabilities	13,682	16,869
Accrued long-term pension liability	712	712
Deferred income taxes	834	503
Other long term liabilities	1,543	694

Total Liabilities	16,771	18,778

Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 24,253,762 and 24,067,184 shares issued	2,425	2,406
Treasury stock, 44,442 and 44,442 shares, at cost	(4)	(4)
Additional paid-in capital	90,081	89,129
Unearned compensation	(15)	(34)
Retained earnings	13,759	9,857
Accumulated other comprehensive loss	(326)	(326)

Total Shareholders’ Equity	105,920	101,028

Total Liabilities and Shareholders’ Equity	$122,691	$119,806

     The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands of dollars, except share and per share data)

	Three months ended		Nine months ended
		June 28,		June 28,
	July 3,	2003	July 3,	2003
	2004	(As restated)*	2004	(As restated)*
Net sales	$25,390	$31,522	$80,189	$83,340
Cost of sales	18,457	21,524	56,217	55,668

Gross profit	6,933	9,998	23,972	27,672

Operating expenses:
Selling, general and administrative	4,515	4,365	13,485	12,476
Research and development	1,476	1,621	4,668	4,260
Amortization of intangible assets	158	402	483	701

Total operating expenses	6,149	6,388	18,636	17,437

Operating income	784	3,610	5,336	10,235
Interest expense	—	40	2	84
Interest (income)	(109)	(43)	(330)	(152)

Income before income taxes	893	3,613	5,664	10,303
Provision for income taxes	328	1,187	1,762	3,387

Net income	$565	$2,426	$3,902	$6,916

Earnings per share - basic	$0.02	$0.12	$0.16	$0.34

Earnings per share - diluted	$0.02	$0.11	$0.16	$0.31

Weighted average number of common shares and equivalents:
Basic	24,226,213	20,975,359	24,174,085	20,552,630
Diluted	24,886,520	22,220,548	25,028,783	21,956,702

The accompanying notes are an integral part of these consolidated financial statements.

* See Note 2; Restatement of Interim Consolidated Financial Statements

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	Nine months ended
		June 28,
	July 3,	2003
	2004	(As restated)*
OPERATING ACTIVITIES:
Net income	$3,902	$6,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,340	3,275
Amortization of premium on marketable securities	80	—
Premium on marketable securities	(120)	—
Deferred income tax expense	1,014	2,696
Loss on sale of property, plant, and equipment	38	40
Tax benefit related to exercise of stock options	315	184
Net changes in balance sheet accounts:
Accounts receivable	2,986	(3,982)
Inventories	(3,877)	105
Prepaid expenses	(1,685)	(779)
Other assets	92	562
Accounts payable	160	1,981
Accrued expenses	(3,346)	3,171
Other long-term liabilities	849	(36)

Net cash provided by operating activities	3,748	14,133

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,081)	(1,877)
Proceeds from maturity of marketable security	5,120	—
Cash payment for acquisitions, net of cash received	—	(8,391)

Net cash provided by (used in) investing activities	3,039	(10,268)

FINANCING ACTIVITIES:
Borrowing on line of credit	—	6,128
Repayments on line of credit	—	(6,128)
Borrowing under long-term debt	—	6,000
Repayment of long-term debt	—	(7,768)
Common stock issued for exercise of options	387	1,263
Common stock issued through employee purchase plan	268	98

Net cash provided by (used in) financing activities	655	(407)

Net change in cash	7,442	3,458
Cash at beginning of period	30,176	12,097

Cash at end of period	$37,618	$15,555

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2	$84
Cash paid for income taxes	$130	$2,512

The accompanying notes are an integral part of these financial statements.

* See Note 2; Restatement of Interim Consolidated Financial Statements

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands of dollars, except share data)

				Additional			Accumulated	Total
	Common	Common	Treasury	Paid-in	Unearned	Retained	Other Compre-	Shareholders’
	Shares	Stock	Stock	Capital	Compensation	Earnings	hensive Loss	Equity
Balance, September 27, 2003	24,067,184	$2,406	$(4)	$89,129	$(34)	$9,857	$(326)	$101,028
Net income						3,902		3,902
Common stock issued for exercise of options	139,408	14		374				388
Common stock issued through employee purchase plan	47,170	5		263				268
Stock compensation earned during the period					19			19
Tax benefit related to exercise of stock options				315				315

Balance, July 3, 2004	24,253,762	$2,425	$(4)	$90,081	$(15)	$13,759	$(326)	$105,920

The accompanying notes are an integral part of these financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	INTERIM FINANCIAL INFORMATION

The consolidated balance sheet as of July 3, 2004, the consolidated statements of operations for the three and nine months ended July 3, 2004, and June 28, 2003, the consolidated statements of cash flows for the nine months ended July 3, 2004 and June 28, 2003, and the consolidated statement of shareholders’ equity for the nine months ended July 3, 2004 have been prepared by the Company and are unaudited. The consolidated balance sheet as of September 27, 2003 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 27, 2003. The Company’s fiscal year end is the Saturday nearest to September 30th. It is the Company’s policy to adjust its annual calendar to include an additional week in the first quarter of its fiscal year when necessary. Such adjustment was required in fiscal 2004, and as a result, the nine months ended July 3, 2004 includes forty (40) weeks of activity while the nine months ended June 28, 2003 includes thirty-nine (39) weeks of activity. The Company believes that this additional week of activity in fiscal 2004 did not have a material impact on its year to date results of operations. It is the opinion of management that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003. The results of operations for the three and nine months ended July 3, 2004 are not necessarily indicative of the operating results for the full year.

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

As a result of a change in the way the Company conducted business with a reseller that began in fiscal 2003, it was determined that revenue related to shipments to that reseller should be recognized at the time the reseller sells the product to its end customers rather than at the time the goods are shipped to the reseller. As a consequence, and as previously reported, the Company restated its unaudited interim financial information for the three and nine months ended June 28, 2003 to reflect the effects of this change. The previously reported unaudited operating results for the three and nine months ended June 28, 2003 were restated as follows (in thousands, except per share data):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended	Nine months ended
	June 28, 2003	June 28, 2003
Net sales
As originally reported	$32,214	$84,456
Restatement adjustments	(692)	(1,116)

As restated	$31,522	$83,340

Gross profit
As originally reported	$10,424	$28,413
Restatement adjustments	(426)	(741)

As restated	$9,998	$27,672

Net income
As originally reported	$2,713	$7,413
Restatement adjustments	(287)	(497)

As restated	$2,426	$6,916

Basic earnings per share
As originally reported	$0.13	$0.36
Restatement adjustments	(0.01)	(0.02)

As restated	$0.12	$0.34

Diluted earnings per share
As originally reported	$0.12	$0.34
Restatement adjustments	(0.01)	(0.03)

As restated	$0.11	$0.31

As a result of the restatement, $1,116,000 of net sales and $741,000 of related gross profit were deferred as of June 28, 2003.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	MERGERS AND ACQUISITIONS

The Company acquired Interface Data Systems (“IDS”) in January 2003 for approximately $18.6 million. The accompanying pro forma statement of operations information gives effect to the IDS acquisition as if it had occurred at the beginning of fiscal 2003 and its results of operations were included in the three and nine months ended June 28, 2003. The pro forma information is included only for purposes of illustration, and does not necessarily indicate what the Company’s operating results would have been had the acquisition of IDS been completed at the beginning of fiscal 2003.

(In thousands of dollars except per share data)

	Three months ended	Nine months ended
	June 28, 2003	June 28, 2003
Net sales	$31,522	$90,573

Net income	$2,598	$6,065

Earnings per share-basic	$0.12	$0.29
Earnings per share-diluted	$0.12	$0.27

4.	EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) No. 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all potential dilutive common shares that were outstanding during the period unless they are antidilutive. Potential dilutive common shares consist of the incremental common shares that would be issued upon exercise of stock options.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

				June 28, 2003
	July 3, 2004			(As restated)*
	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net Income	$565,000			$2,426,000

Basic EPS
Earnings available to common stockholders	$565,000	24,226,213	$0.02	$2,426,000	20,975,359	$0.12

Effects of Dilutive Securities
Dilutive effect of stock options		660,307			1,245,189

Dilutive EPS
Earnings available to common stockholders	$565,000	24,886,520	$0.02	$2,426,000	22,220,548	$0.11

Options excluded from the calculation of diluted earnings per share were 514,965 and 297,132 for the three months ended July 3, 2004 a n d June 28, 2003, respectively, as the exercise price was greater than the average share price for the period.

* See Note 2; Restatement of Interim Consolidated Financial Statements

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended
				June 28, 2003
	July 3, 2004			(As restated)*
	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net Income	$3,902,000			$6,916,000

Basic EPS
Earnings available to common stockholders	$3,902,000	24,174,085	$0.16	$6,916,000	20,552,630	$0.34

Effects of Dilutive Securities
Dilutive effect of stock options		854,698			1,404,072

Dilutive EPS
Earnings available to common stockholders	$3,902,000	25,028,783	$0.16	$6,916,000	21,956,702	$0.31

Options excluded from the calculation of diluted earnings per share were 238,215 and 297,132 for the nine months ended July 3, 2004 and June 28, 2003, respectively, as the exercise price was greater than the average share price for the period.

* See Note 2; Restatement of Interim Consolidated Financial Statements

5.	STOCK BASED COMPENSATION

The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. As allowed by SFAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) in accounting for its stock option plans. Accordingly, since all options are issued with exercise prices greater than or equal to the market price on the grant date, no compensation cost has been recognized for the stock option plans.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The pro forma information required under SFAS 123 for the three and nine months ended July 3, 2004 and June 28, 2003 is as follows:

	(In thousands of dollars except per share information)
	Three months ended		Nine months ended
		June 28, 2003		June 28, 2003
	July 3, 2004	(As restated)*	July 3, 2004	(As restated)*
Net income - as reported	$565	$2,426	$3,902	$6,916
Stock compensation expense-net of tax	(177)	(250)	(576)	(751)

Net income - pro forma	$388	$2,176	$3,326	$6,165

Basic earnings per share - as reported	$0.02	$0.12	$0.16	$0.34
Basic earnings per share - pro forma	$0.02	$0.10	$0.14	$0.30

Diluted earnings per share - as reported	$0.02	$0.11	$0.16	$0.31
Diluted earnings per share - pro forma	$0.02	$0.10	$0.13	$0.28

* See Note 2; Restatement of Interim Consolidated Financial Statements

Stock compensation expense was estimated using the Black-Scholes option pricing model under the following weighted average assumptions:

Expected option term (years)	5.13	5.78	5.13	5.78
Risk free interest rate	3.81%	3.29%	3.81%	3.29%
Volatility	84%	123%	84%	123%
Dividends	none	none	none	none

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	INVENTORIES

Inventories consisted of the following (in thousands of dollars):

	July 3, 2004	September 27, 2003
Gross inventories:
Raw materials	$15,313	$13,221
Work-in-process	7,552	6,286
Finished goods	3,764	4,069

Total gross inventories	26,629	23,576
Less reserve for excess and obsolete inventories	(4,034)	(4,858)

Total net inventories	$22,595	$18,718

Raw materials included approximately $1.4 million and $2.4 million at July 3, 2004 and September 27, 2003, respectively, for which the Company had received advance payment from the customer. Approximately $0.5 and $1.5 million of inventories were written off against the reserve during the three and nine months ended July 3, 2004.

7.	INTANGIBLE ASSETS

The Company’s acquired intangible assets, all of which are subject to amortization, consist of the following as of July 3, 2004 and September 27, 2003 (in thousands of dollars):

	Gross	Accumulated	Net
Intangible Assets	Amount	Amortization	Amount
July 3, 2004
Customer relationships	$4,100	$(387)	$3,713
Existing technology	2,427	(710)	1,717
Other	1,225	(828)	397

Total intangible assets	$7,752	$(1,925)	$5,827

September 27, 2003
Customer relationships	$4,100	$(182)	$3,918
Existing technology	2,427	(553)	1,874
Other	1,225	(707)	518

Total intangible assets	$7,752	$(1,442)	$6,310

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying amount of acquired intangible assets during the nine months ended July 3, 2004 (in thousands of dollars):

Balance as of September 27, 2003	$6,310
Additions	—
Amortization	(483)

Balance as of July 3, 2004	$5,827

 Estimated Aggregate Future Amortization Expense:

Remaining three months of 2004	$158
2005	607
2006	473
2007	473
2008	473
Thereafter	3,643

$5,827

8.	PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consist of the following (in thousands of dollars):

	As of
	July 3, 2004	September 27, 2003
Land	$697	$697
Buildings and improvements	3,923	3,897
Machinery and equipment	15,704	14,254
Furniture and fixtures	3,292	2,820
Leasehold improvements	2,225	1,936
Construction/assets in progress	70	719

Total, at cost	25,911	24,323
Less accumulated depreciation and amortization	(11,017)	(8,634)

Property, plant, and equipment, net	$14,894	$15,689

Depreciation expense was approximately $917,000, and $1,014,000, for the three months ended July 3, 2004, and June 28, 2003, respectively. Depreciation expense was approximately $2,838,000, and $2,560,000, for the nine months ended July 3, 2004, and June 28, 2003, respectively.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following major categories (in thousands of dollars):

	As of
	July 3, 2004	September 27, 2003
Sales commissions	$686	$1,212
Income taxes	196	385
Warranty reserve	675	783
Other accruals	528	871

Total other accrued expenses	$2,085	$3,251

The Company estimates potential warranty obligations for its products based on annual product sales and historical customer product return data. Based on this data, the Company records estimated warranty reserves and expense needed to account for the estimated cost of product returns. The following table summarizes activity in the warranty reserve for the nine months ended July 3, 2004 (in thousands of dollars):

Warranty reserve, September 27, 2003	$783
Reduction of provision for warranty claims	(91)
Warranty claims charged against the reserve	(17)

Warranty reserve, July 3, 2004	$675

10. PUBLIC OFFERING OF COMMON STOCK

In July 2003, the Company completed a public offering of its common stock, which resulted in net proceeds (after deducting underwriting discounts, commissions, and offering expenses) of approximately $22.0 million. The Company initially sold 2,200,000 common shares on July 8, 2003 and an additional 202,874 shares on August 1, 2003, following the exercise by the underwriters of an over-allotment option. In July 2003, the Company used a portion of the proceeds from the offering to repay all outstanding amounts owing under its term loan with Bank One. The Company expects to use the remaining net proceeds for potential acquisitions and general corporate purposes, including expansion of research and development relating to new products and the Company’s anti-tamper technology for microelectronic products.

11.	CREDIT FACILITY

The Company maintains a $12.0 million revolving line of credit with Bank One. Borrowings under the line of credit bear interest at either the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the Bank One “prime rate”. The line of credit was renewed on March 19, 2004 for an additional two years, at similar terms and conditions as the previous credit facility, and now expires on March 28, 2006. As of July 3, 2004 there were no borrowings against the line of credit, and the Company has not borrowed against the line of credit since April 2003.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	PENSION PLAN

The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. Benefits are based primarily on a benefits multiplier and years of service. The Company funds an amount equal to the minimum funding required plus additional amounts which may be approved by the Company from time to time. Pension expense was $30,000 and $45,000 for the three months ended July 3, 2004 and June 28, 2003, respectively. For the nine months ended July 3, 2004 and June 28, 2003, pension expense was $106,000 and $135,000, respectively. The Company does not expect to make any contributions to the plan in fiscal year 2004.

13.	FINANCIAL DATA BY BUSINESS SEGMENT

The Company has two business segments each of which requires different design and manufacturing resources and generally serves customers in different markets. The microelectronic segment accounted for approximately 57% and 56% of total Company sales during the three and nine months ended July 3, 2004, while the display segment accounted for 43% and 44% of total Company sales during the respective periods of 2004.

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

The display segment serves a number of markets with products and solutions that are incorporated into global positioning systems, automatic teller machines, point of sales (“POS”) order confirmation displays, home appliances, consumer electronics, medical devices, outdoor displays, military avionics and various military applications. Our display segment manufactures enhanced viewing liquid crystal displays, interface devices and electromechanical assemblies. Enhanced viewing liquid crystal displays can be either ruggedized or commercial. Ruggedized displays are manufactured to perform in harsh environmental conditions primarily in military and high-end industrial applications, while commercial display products offer greater viewing performance than off-the-shelf displays, but are not designed for harsh environmental conditions. Interface devices include electromechanical components and instrument packages that can consist of ruggedized keyboards, aircraft trim panels, rotating devices, mechanical packages, membrane keypads, silver flexible circuits, graphic overlays, control panels, and keypad/controller assemblies.

The Company’s segments have common customers, mainly in the aerospace defense industry. Different purchasing groups within the customers’ parent company, however, usually purchase the products from

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

During the three and nine months ended July 3, 2004 no customer accounted for more than 10% of total sales. However, during the three months ended July 3, 2004, Whirlpool Corporation accounted for approximately 13% of display segment net sales. For the nine months ended July 3, 2004 Whirlpool Corporation accounted for approximately 6% of display segment net sales.

During the three months ended June 28, 2003 Garmin International, Inc. accounted for approximately 11% of total sales and 22% of total display segment sales. General Electric Medical Division and Whirlpool Corporation contributed approximately 12% and 10%, respectively of display segment sales while Unisys Corporation accounted for 11% of the microelectronic segment sales during the three months ended June 28, 2003. No other customer accounted for more than 10% of segment, or total, sales for the third quarter of 2003. For the nine months ended June 28, 2003 Garmin International, Inc. accounted for approximately 13% of total sales and 27% of total display segment sales. During the nine months ended June 28, 2003 General Electric Medical Division accounted for approximately 16% of display segment sales. No other customer accounted for more than 10% of segment, or total, sales for the first nine months of 2003.

A significant portion of the Company’s business activity in each segment is from contractors who have contracts with the United States Department of Defense. Military sales were $10.6 million and $12.8 million for the quarters ended July 3, 2004 and June 28, 2003, respectively, and $36.3 million and $38.1 million for the first nine months of fiscal 2004 and 2003, respectively.

Foreign sales as a percentage of total sales in the three months ended July 3, 2004 and June 28, 2003 were 17% and 25%, respectively. Foreign sales as a percentage of total sales for the nine months ended July 3, 2004 and June 28, 2003 were 18% and 28%, respectively. The decrease in sales to Taiwan was caused by a reduction of sales to Garmin International, Inc. from the previous year. A summary of net sales by geographic region is as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
		June 28, 2003		June 28, 2003
	July 3, 2004	(As restated)*	July 3, 2004	(As restated)*
United States	$21,194	$23,626	$66,108	$59,635
Taiwan	—	3,611	358	10,576
Europe and Middle East	2,674	3,048	8,684	8,704
Asia Pacific excluding Taiwan	761	539	3,017	3,072
Other	761	698	2,022	1,353

Net sales	$25,390	$31,522	$80,189	$83,340

* See Note 2; Restatement of Interim Consolidated Financial Statements

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of results of operations by business segment is as follows:

OPERATIONS BY BUSINESS SEGMENT

(In thousands of dollars)

	Three Months Ended		Nine Months Ended
		June 28, 2003		June 28, 2003
	July 3, 2004	(As restated)*	July 3, 2004	(As restated)*
Net sales
Microelectronic	$14,568	$15,483	$44,999	$43,751
Display	10,822	16,039	35,190	39,589

Net sales	$25,390	$31,522	$80,189	$83,340

Income (loss) before tax
Microelectronic	$1,785	$2,515	$6,666	$8,818
Display	(892)	1,098	(1,002)	1,485

Total income before income taxes	$893	$3,613	$5,664	$10,303

Capital expenditures
Microelectronic	$501	$534	$1,040	$1,303
Display	209	326	1,041	574

Total capital expenditures	$710	$860	$2,081	$1,877

Depreciation and amortization expense
Microelectronic	$603	$894	$1,944	$2,135
Display	478	532	1,396	1,140

Total depreciation and amortization	$1,081	$1,426	$3,340	$3,275

* See Note 2; Restatement of Interim Consolidated Financial Statements

	As of
Identifiable assets	July 3, 2004	September 27, 2003
Microelectronic	$45,177	$43,902
Display	35,189	35,271
General corporate	42,325	40,633

14. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003 the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The provisions of this Statement do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 132(R); replaces SFAS No. 132, and requires certain additional disclosures that become effective for periods ending after December 15, 2003. See Note 12 for information relating to the Company’s pension plan. The Company does not provide other postretirement benefits.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46-R), which supercedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities (VIEs). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a VIE. FIN 46 provides general guidance as to the

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

definition of a VIE and requires it to be consolidated if a party with an ownership, contractual or other financial interest absorbs the majority of the VIE’s expected losses, or is entitled to receive a majority of the residual returns, or both. A variable interest holder that consolidates the VIE is the primary beneficiary, and is required to consolidate the VIE’s assets, liabilities and non-controlling interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003 and for variable interest entities created prior to February 1, 2003 no later than the end of the first reporting period after March 15, 2004. The adoption of FIN 46 and FIN 46-R did not impact the Company’s financial condition or results of operation.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED JULY 3, 2004 COMPARED TO THE THREE AND NINE MONTH PERIODS ENDED JUNE 28, 2003

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

Executive Summary

Our net sales for the quarter ended July 3, 2004 decreased by approximately $6.1 million, to $25.4 million from $31.5 million, as compared to the quarter ended June 28, 2003. During the first nine months of fiscal 2004, net sales decreased by $3.1 million to $80.2 million compared to $83.3 million during the first nine months of fiscal 2003. The decrease during the first nine months of fiscal 2004 was primarily caused by a decline of approximately $9.8 million in sales of our commercial display products, which was partially offset by the inclusion of approximately $6.2 million of net sales from our IDS subsidiary, which was acquired in January 2003 and therefore not included in our results for the first four months of fiscal 2003. The decline in commercial display net sales was attributable to a reduction in orders from Garmin International, Inc. (“Garmin”) and General Electric Medical Division (“GE Medical”) as they changed their manufacturing strategies during the fourth quarter of fiscal 2003. We expect commercial display product sales for the fourth quarter of fiscal 2004 will be approximately the same as during the fourth quarter of fiscal 2003, as we have expanded our customer base to replace net sales to Garmin and GE Medical. Our risk mitigation plan for our display business continues to show the positive results we were expecting. During the quarter we entered negotiations for a new system design in which product is expected to be used in backside automatic teller machine (ATM) applications. We also successfully completed qualification on a front side ATM monitor product. Finally we entered into last phase qualification testing on monitors that are expected to be used as Point-of-Service (POS) terminals by large retail chains.

During the quarter ended July 3, 2004, we had new orders of approximately $22.5 million, which equates to a book-to-bill ratio of .89 for the period. Display segment orders were approximately $7.2 million and orders for the microelectronic segment were approximately $15.3 million. Orders for our microelectronic segment’s anti-tamper process technology products were approximately $1 million during the quarter, and were approximately $5.1 million for the nine months ended July 3, 2004. We expect to see growth for anti-tamper technology products over the next several years. As was discussed in our second quarter 10-Q filing for the quarter ended April 3, 2004, the financial results of our third quarter were impacted by a shift in military spending priorities. We believe a reallocation of government funds to other military priorities resulted in a delay of orders of military products for our microelectronic segment. This delay caused lower year over year sales, and profits, for our microelectronic segment in the quarter ended July 3, 2004, and may cause lower year over year comparisons for the next several quarters.

Our gross margins decreased during both the three and nine months ended July 3, 2004 to 27% and 30%, respectively, from 32% and 33%, respectively, during the comparable periods of fiscal year 2003. The primary reason for this decrease was lower margins in our microelectronic segment, which decreased from 39% in the third quarter of 2003 to 34% during the third quarter of 2004, and from 42% for the first nine months of 2003 to 36% for the same nine-month period of 2004. The reason for the decline was due to a shift in product mix to lower margin memory products from higher margin microprocessor products, lower sales of military microelectronic products, higher production costs for our military products, and a higher percentage of commercial memory products as a percent of microelectronic segment sales. The trend of lower margin percentages may continue for the balance of fiscal 2004 if sales of commercial products, in both the display and microelectronic segment, increase during the year, and sales of military microelectronic products stay the same, or decrease. Display segment gross margins were lower for the three months ended July 3, 2004 at 19% as compared to 25% in the previous year; and for the first nine months of fiscal years 2004 and 2003, gross margins decreased to 22% from 23% in the previous year. Gross margins for our display segment products continue to come under pressure from both domestic and Asian competition, and, while we are implementing manufacturing strategies to improve our competitive position, it may be difficult to continue to maintain current gross margins in the future.

Our overall production has been affected by longer lead times for certain components, which may affect the timing and cost of sales during the year. The lead-time for ceramic packages has increased by 4 weeks and may impact sales over the balance of the current fiscal year. Memory components, including synchronous dynamic random access memory (“SDRAM”) and Flash memory, are in short supply compared to previous years. This condition is expected to continue for the balance of the fiscal year. Additionally, the shortage in the supply of display glass materials has caused raw material prices to increase, which may affect our cost of sales and lead times to increase by 4-5 weeks, which may in turn affect the timing of our sales during the year. We expect this trend of reduced supplies of display glass materials to continue for the balance of fiscal 2004.

Restatement of Interim Consolidated Financial Statements

As a result of a change in the way we do business with a reseller that began in fiscal 2003, we determined that revenue related to shipments to that reseller should be recognized at the time the reseller sells the product to its end customers rather than at the time the goods are shipped to the reseller. As discussed in Note 2 to the consolidated financial statements included under Item 1, we have restated our consolidated financial statements for the three and nine-month periods ended June 28, 2003. The restatement adjustments resulted in the deferral of $692,000 of net sales and $426,000 of related gross profit for the three months ended June 28, 2003. For the nine months ended June 28, 2003 we deferred $1,116,000 of net sales and $741,000 of related gross profit.

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

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested annually for impairment (and in interim periods if events or circumstances indicate that the related carrying amount may be impaired), require that reporting units be identified for purposes of assessing potential impairments, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of net sales:

	For the Three Months Ended		For the Nine Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.7%	68.3%	70.1%	66.8%

Gross profit	27.3%	31.7%	29.9%	33.2%

Operating expenses:
Selling, general and administrative	17.8%	13.8%	16.8%	15.0%
Research and development	5.8%	5.1%	5.8%	5.1%
Amortization of intangible assets	0.6%	1.3%	0.6%	0.8%

Total operating expenses	24.2%	20.2%	23.2%	20.9%

Operating income	3.1%	11.5%	6.7%	12.3%
Interest expense	0.0%	0.1%	0.0%	0.1%
Interest (income)	-0.4%	-0.1%	-0.4%	-0.2%

Income before income taxes	3.5%	11.5%	7.1%	12.4%
Provision for income taxes	1.3%	3.8%	2.2%	4.1%

Net income	2.2%	7.7%	4.9%	8.3%

Three Months ended July 3, 2004 compared to Three Months ended June 28, 2003

Net Sales

The following table shows our net sales by our two business segments and the markets they serve (in thousands):

	Three Months Ended
		June 28, 2003
	July 3, 2004	(As restated)*
Microelectronic Segment
Military/Industrial Market	$7,700	$9,294
Commercial Market	6,868	6,189

	14,568	15,483

Display Segment
Military/Industrial Market	2,862	3,484
Commercial Market	7,960	12,555

	10,822	16,039

Total	$25,390	$31,522

Microelectronic Segment
Military/Industrial Market	30%	29%
Commercial Market	27%	20%

	57%	49%

Display Segment
Military/Industrial Market	11%	11%
Commercial Market	32%	40%

	43%	51%

Total	100%	100%

*See Note 2 of the Notes to Unaudited Consolidated Financial Statements; Restatement of Interim Consolidated Financial Statements

Net sales were $25.4 million for the three months ended July 3, 2004, a decrease of approximately $6.1 million, or 19%, from $31.5 million for the three months ended June 28, 2003.

•	Military/industrial sales in the microelectronic segment decreased to $7.7 million for the three months ended July 3, 2004 from $9.3 million for the comparable quarter in the previous year. Sales were lower than the previous year due to lower order rates for procurement of weapons and technology equipment, as we believe military spending was reallocated to support other military priorities. We expect the trend of lower order rates may continue and cause lower year-over-year sales in this market over the next several quarters compared to the previous year.

•	Commercial sales in the microelectronic segment were $6.9 million for the three months ended July 3, 2004, an increase of $0.7 million, or approximately 11% from $6.2 million for the three months ended June 28, 2003. Approximately $0.3 million of the increase was attributable to increased sales to On Command Corporation.

•	Military/industrial sales in the display segment were $2.9 million for the quarter ended July 3, 2004, a decrease of $0.6 million, or approximately 18%, from $3.5 million for the quarter ended

June 28, 2003. This decrease was primarily due to a $0.5 million decrease in sales of our interface/mechanical products.

•	Commercial sales in the display segment were $8.0 million for the three months ended July 3, 2004, a decrease of $4.6 million, or approximately 37%, from $12.6 million for the three months ended June 28, 2003. The decrease was due to a $5.0 million decrease in commercial display product sales, partially offset by a $0.4 million increase in commercial interface product sales. Commercial display net sales declined primarily because of a $4.7 million decrease in sales to Garmin and GE Medical from the prior year, partially offset by increased sales to other customers during the period.

During the three months ended July 3, 2004, no customer accounted for more than 10% of total sales. However, during the three months ended July 3, 2004, Whirlpool Corporation accounted for approximately 13% of display segment net sales.

During the third quarter of fiscal year 2003, Garmin, accounted for approximately 11% of total sales and 22% of total display segment sales. GE Medical and Whirlpool Corporation accounted for approximately 12% and 10%, respectively, of our display segment sales for the third quarter of 2003 while Unisys Corporation accounted for 11% of our microelectronic segment sales during the third quarter of 2003. No other customer accounted for more than 10% of segment, or total, sales for the third quarter of 2003.

The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, sales of our membrane keypad products, which totaled approximately $3.0 million in three months ended July 3, 2004, are subject to seasonal fluctuations relating to increased home appliance sales in the spring and fall.

Gross Profit

The following table illustrates our two segments’ gross margin percentages by the markets they serve:

	Three Months Ended
	July 3, 2004	June 28, 2003
Microelectronic Segment
Military/Industrial Market	43%	50%
Commercial Market	23%	21%
Total	34%	39%
Display Segment
Military/Industrial Market	38%	40%
Commercial Market	12%	21%
Total	19%	25%
Company Total	27%	32%

Gross profit was $6.9 million for the three months ended July 3, 2004 a decrease of $3.1 million or approximately 31% from $10.0 million for the three months ended June 28, 2003. For the three months ended July 3, 2004, gross margin as a percentage of net sales was approximately 27%, compared to approximately 32% for the three months ended June 28, 2003.

Gross profit for the microelectronic segment was $4.9 million for the three months ended July 3, 2004, a decrease of $1.1 million, or approximately 18%, from $6.0 million for the three months ended June 28,

2003. Gross margin as a percentage of microelectronic segment sales was approximately 34% for the three months ended July 3, 2004, compared to approximately 39% for the three months ended June 28, 2003. The $1.1 million decline in microelectronic segment gross profit was caused by a $1.4 million reduction in our military products gross profit offset by a $0.3 million increase in gross profit from our commercial products. The decrease in gross profit for our military products was the result of lower sales volume and higher manufacturing costs. The increase in our commercial products gross profit was primarily the result of higher sales combined with savings achieved from the consolidation of our Massachusetts facility into our Phoenix facilities. We expect to see continued savings throughout fiscal 2004 as the result of this consolidation.

Gross profit for the display segment was $2.0 million for the three months ended July 3, 2004 a decrease of $2.0 million from the three months ended June 28, 2003. Gross margin as a percentage of display segment sales was approximately 19% for the three months ended July 3, 2004 as compared to 25% for the three months ended June 28, 2003. This decrease was attributable to lower sales of both our commercial and military display and interface products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $4.5 million for the three months ended July 3, 2004, an increase of $0.1 million, or approximately 3%, from $4.4 million for the three months ended June 28, 2003. Expenses increased primarily due to the $0.1 million incurred for implementation of Sarbanes Oxley Act requirements.

Selling, general and administrative expenses as a percentage of net sales increased to 18% for the three months ended July 3, 2004 from 14% for the three months ended June 28, 2003 primarily due to the decline in revenue. As part of our overall management planning and analysis process, we have traditionally targeted approximately 15% of net sales for selling, general and administrative expenses. However, it is possible that selling, general and administrative expenses may fluctuate above our target over the next several quarters as we expect to incur additional expenses for Sarbanes-Oxley compliance (the exact timing of these future expenses is not yet determined because of the delay in implementation date) and expenses related to the shareholder litigation discussed below.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $1.5 million for the three months ended July 3, 2004, a decrease of $0.1 million, or approximately 9%, from $1.6 million for the three months ended June 28, 2003. The decrease was primarily attributable to the consolidation of our Massachusetts facility into our Phoenix facilities. Research and development expenses as a percentage of net sales have remained consistent and averaged between 5% and 6% of net sales over the past four quarters. We are committed to research and development of new and existing products and expect research and development expenses to average approximately 5-6% of net sales in the future.

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

Interest Income

Interest income consists of interest earned on our cash balances in various types of interest bearing accounts, and interest earned on marketable securities. Interest income was $109,000 for three months ended July 3, 2004 an increase of $66,000 compared to $43,000 for the three months ended June 28, 2003. This increase was attributable to the increase in invested balances between periods primarily as a result of cash flows from operations, and the proceeds received from our stock offering which was completed in July 2003.

Amortization of Intangible Assets

Intangible asset amortization for the three months ended July 3, 2004 and June 28, 2003 totaled $158,000 and $402,000, respectively. The $244,000 decrease was attributable to certain intangible assets acquired as part of the IDS acquisition, which were fully amortized as of September 2003.

Income Taxes

Income tax expense totaled $0.3 million for the three months ended July 3, 2004 compared to $1.2 million for the three months ended June 28, 2003 primarily as a result of lower pre-tax income. The Company’s effective tax rate approximated 37% for the three months ended July 3, 2004 and 33% for the three months ended June 28, 2003. The Company’s effective tax rate differs from the federal statutory tax rate of 35% due to the incremental impact of state income taxes offset by reductions for foreign sales exclusions and research and experimentation tax credits currently available for federal income tax purposes. The increase in the effective rate is primarily due to the expected decrease in our ability to exclude foreign sales in fiscal year 2004. Our effective tax rate may further increase in the future if Congress does not renew the research and experimentation tax credit program which expired June 30, 2004 or if our ability to exclude foreign sales is reduced or eliminated.

Nine Months ended July 3, 2004 compared to Nine Months ended June 28, 2003

Net Sales

The following table shows our net sales by our two business segments and the markets they serve (in thousands):

	Nine Months Ended
		June 28, 2003
	July 3, 2004	(As restated)*
Microelectronic Segment
Military/Industrial Market	$27,619	$29,368
Commercial Market	17,380	14,383

	44,999	43,751

Display Segment
Military/Industrial Market	8,726	8,737
Commercial Market	26,464	30,852

	35,190	39,589

Total	$80,189	$83,340

Microelectronic Segment
Military/Industrial Market	34%	35%
Commercial Market	22%	17%

	56%	52%

Display Segment
Military/Industrial Market	11%	11%
Commercial Market	33%	37%

	44%	48%

Total	100%	100%

*See Note 2 of the Notes to Unaudited Consolidated Financial Statements; Restatement of Interim Consolidated Financial Statements

Net sales were $80.2 million for the nine months ended July 3, 2004, a decrease of $3.1 million, or 4%, from $83.3 million for the nine months ended June 28, 2003.

•	Military/industrial sales in the microelectronic segment declined by $1.7 million to $27.7 million for the nine months ended July 3, 2004 from $29.4 million for the nine months ended June 28, 2003. Sales were lower than the previous year because of lower order rates in the second and third quarters of fiscal 2004. We expect the trend of lower order rates may continue and cause lower year-over-year sales in this market over the next several quarters compared to the previous year.

•	Commercial sales in the microelectronic segment were $17.4 million for the nine months ended July 3, 2004, an increase of $3.0 million, or approximately 21% from $14.4 million for the nine months ended June 28, 2003. Approximately $1.2 million of this increase is attributable to nine months of sales from IDS included in this period, as compared to five months in fiscal 2003. An additional $1.9 million of the increase was primarily attributable to increased sales to three key customers.

•	Military/industrial sales in the display segment were $8.7 million for the nine months ended July 3, 2004, consistent with the $8.7 million for the nine months ended June 28, 2003.

•	Commercial sales in the display segment were $26.5 million for the nine months ended July 3, 2004, a decrease of $4.4 million, or approximately 14%, from $30.9 million for the nine months ended June 28, 2003. The decrease was due to the combined effects of $5.0 million of additional net sales from IDS, offset by a decrease of $9.8 million in commercial display net sales. Commercial display net sales declined primarily because of a $13.9 million decrease in sales to Garmin and GE Medical from the prior year, partially offset by increased sales to other customers during the period.

During the nine months ended July 3, 2004, no customer accounted for more than 10% of our total sales. For the nine months ended July 3, 2004, Lowrance Corporation and Whirlpool Corporation accounted for approximately 13% and 10%, respectively, of our display segment net sales.

During the nine months ended June 28, 2003 Garmin accounted for approximately 13% of total sales and 27% of total display segment sales. GE Medical accounted for approximately 16% of display segment sales for the nine months ended June 28, 2003. No other customer accounted for more than 10% of segment, or total, sales for the first nine months of 2003.

The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, sales of our membrane keypad products, which totaled approximately $8.8 million in nine months ended July 3, 2004, are subject to seasonal fluctuations relating to increased home appliance sales in the spring and fall.

Gross Profit

The following table illustrates our two segments’ gross margin percentages by the markets they serve:

	Nine Months Ended
	July 3, 2004	June 28, 2003
Microelectronic Segment
Military/Industrial Market	44%	52%
Commercial Market	22%	23%
Total	36%	42%
Display Segment
Military/Industrial Market	39%	34%
Commercial Market	17%	20%
Total	22%	23%
Company Total	30%	33%

Gross profit was $24.0 million for the nine months ended July 3, 2004, a decrease of $3.7 million or approximately 13% from $27.7 million for the nine months ended June 28, 2003. For the nine months ended July 3, 2004, gross margin as a percentage of net sales was approximately 30%, compared to approximately 33% for the nine months ended June 28, 2003.

Gross profit for the microelectronic segment was $16.1 million for the nine months ended July 3, 2004, a decrease of $2.4 million, or approximately 13%, from $18.5 million for the nine months ended June 28, 2003. The $2.4 million decline in microelectronic segment gross profit was caused by a $3.0 million reduction in our military products gross profit, partially offset by a $0.6 million increase in gross profits from our commercial products. The decrease in gross profit for our military products was the result of changes in product mix, higher manufacturing costs, and lower sales volume. The increase in our commercial products gross profit was mainly the result of higher sales combined with savings achieved from the consolidation of our Massachusetts facility into our Phoenix facilities. We expect to see continued savings throughout fiscal 2004 as the result of this consolidation.

Gross profit for the display segment was $7.9 million for the nine months ended July 3, 2004, a decrease of $1.3 million, or approximately 14%, from $9.2 million for the nine months ended June 28, 2003. This decrease in gross profit was the result of lower sales to Garmin and GE Medical than the previous year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $13.5 million for the nine months ended July 3, 2004 an increase of $1.0 million, or approximately 8%, from $12.5 million for the nine months ended June 28, 2003. Expenses increased by approximately $0.8 million primarily because of the inclusion of IDS for nine months of fiscal 2004 during the period, as compared to five months during the same period in fiscal 2003. Other expenses were approximately the same as last year as increases in the microelectronic segment were offset by savings realized from the consolidation of our Massachusetts facility into our Phoenix facilities.

Selling, general and administrative expenses as a percentage of net sales was 16.8% for the nine months ended July 3, 2004, and 15% for the nine months ended June 28, 2003. As part of our overall management planning and analysis process, we have traditionally targeted approximately 15% of net sales for selling, general and administrative expenses. However, it is possible that selling, general and administrative expenses may fluctuate above our target over the next several quarters as we expect to incur additional expenses for Sarbanes-Oxley compliance (the exact timing of these future expenses is not yet determined because of the delay in implementation date) and expenses related to the shareholder litigation discussed below.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $4.7 million for the nine months ended July 3, 2004, an increase of $0.4 million, or approximately 10%, from $4.3 million for the nine months ended June 28, 2003. The increase was primarily attributable to an increase of $0.5 million in our display segment for work on new product development projects, offset by some savings from the consolidation of our Massachusetts operation into Phoenix. Research and development expenses as a percentage of net sales have remained consistent and averaged between 5% and 6% of net sales over the past four quarters. We are committed to research and development of new and existing products and expect research and development expenses to average approximately 5-6% of net sales in the future.

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

Interest Income

Interest income consists of interest earned on our cash balances in various types of interest bearing accounts, and interest earned on marketable securities. Interest income was $0.3 million for nine months ended July 3, 2004, an increase of $0.1 million compared to $0.2 million for the nine months ended June 28, 2003. This increase was attributable to the increase in invested balances between periods primarily as a result of cash flows from operations, and the proceeds received from our stock offering which was completed in July 2003.

Amortization of Intangible Assets

Intangible asset amortization for the nine months ended July 3, 2004 and June 28, 2003 totaled $0.5 million and $0.7 million, respectively. The $0.2 million decrease was attributable to intangible assets acquired as part of the IDS acquisition which were fully amortized as of September 2003, partially offset by an additional four months of amortization of the remaining intangibles.

Income Taxes

Income tax expense totaled $1.8 million for the nine months ended July 3, 2004 compared to $3.4 million for the nine months ended June 28, 2003 primarily as a result of lower pre-tax income. The Company’s effective tax rate was approximately 31% for the nine months ended July 3, 2004 and 33% for the nine months ended June 28, 2003. The Company’s effective tax rate differs from the federal statutory tax rate of 35% due to the incremental impact of state income taxes offset by reductions for foreign sales exclusions and research and experimentation tax credits currently available for federal income tax purposes. Our effective tax rate may increase in the future if Congress does not renew the research and experimentation credit program which expired June 30, 2004 or if our ability to exclude foreign sales is reduced or eliminated.

Liquidity and Capital Resources

Cash on hand as of July 3, 2004 totaled approximately $37.6 million. During the nine months ended July 3, 2004, cash provided by operating activities was approximately $3.9 million compared to $14.1 million in the prior year period. Depreciation and amortization totaled approximately $3.3 million for the nine months ended July 3, 2004. Net income, exclusive of non-cash charges, was the primary source of positive cash flow during the nine months ended July 3, 2004. Payments of accrued expenses and increases in inventories were the primary uses of cash during the period.

Accounts receivable decreased approximately $3.0 million from the fiscal year ended September 27, 2003. The change reflects an overall decline in net sales from the quarter ended September 27, 2003 as a result of lower sales of our military microelectronic products. Days sales outstanding at July 3, 2004 were 60 days, which is equal to the 60 days as of September 27, 2003. Our days sales outstanding typically approximates 60 days.

Inventories increased approximately $3.9 million from the end of fiscal 2003. Inventory of approximately $22.6 million as of July 3, 2004 represented 112 days of inventory on hand, an increase from the 89 days on hand at September 27, 2003. The levels of inventory fluctuate based on changes in expected production requirements and availability of raw materials. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to buy larger amounts of inventory per purchase and hold it for longer periods of time. This would have the effect of increasing our days of inventory on hand. We expect to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our cash balances and operating cash flows.

Prepaid expenses increased approximately $1.7 million from the end of fiscal 2003. This increase was due to the prepayment of inventory for our display inventory and expected tax benefits related to the filing of an amended tax return.

Accounts payable as of July 3, 2004 increased by approximately $0.2 million from the end of fiscal 2003 primarily related to the timing of receipts and disbursements. Deferred revenue at July 3, 2004 was approximately $1.5 million and consisted of approximately $1.4 million of advance payments from customers. Additionally, accrued income taxes were approximately $0.2 million lower than at year-end as a result of the timing of estimated tax payments and lower taxable income. Accrued commissions were approximately $0.5 million lower than the previous year-end because of a lower amount of sales to customers covered by our manufacturers’ representatives.

Accrued salaries and benefits were approximately $0.7 million lower at July 3, 2004 compared to the end of fiscal 2003 mainly because of a lower accrual for employee payroll and incentive expenses. Other accrued expenses were approximately $1.2 million lower at July 3, 2004 compared to the end of fiscal 2003 primarily due to lower accrued sales commissions, income taxes payable and warranty reserve as a result of lower revenues.

Purchases of property, plant and equipment during the nine months ended July 3, 2004, totaled approximately $2.1 million. During the nine months ended July 3, 2004, the purchases included $1.0 million for our microelectronic manufacturing facilities and $1.1 million for our display and interface manufacturing facilities. We currently do not have any material commitments for additional purchases of property, plant and equipment. Purchases are made throughout the year based on our manufacturing, product development, and administrative requirements. Our annual purchases have averaged approximately $3.4 million over the last three fiscal years. We expect expenditures during fiscal 2004 to be lower than our recent history, and we expect to fund these purchases from our cash balances and operating cash flows.

We have a $12.0 million revolving line of credit with Bank One. Borrowings under the line of credit bear interest at either the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the Bank One “prime rate”. The line of credit was renewed on March 19, 2004 for an additional two years, at similar terms and conditions as the previous credit facility, and now expires on March 28, 2006. As of July 3, 2004 there were no borrowings against the line of credit, and we have not borrowed against the line of credit since April 2003.

We are in compliance with all debt covenant requirements contained in our loan agreement. We believe that our existing sources of liquidity, including expected cash flows from operating activities, existing cash balances and existing credit facilities will satisfy our cash requirements for at least the next twelve months.

Contractual Obligations

We have entered into certain long-term contractual obligations that will require various payments over future periods as follows (in thousands of dollars):

	Payments due by Period as of July 3, 2004
		Less than			After
(In thousands of dollars)	Total	1 year	1 - 3 years	4 - 5 years	5 years
Operating leases	$6,279	$1,458	$2,778	$1,643	$400
Pension funding (1)

Total Contractual Cash Obligations	$6,279	$1,458	$2,778	$1,643	$400

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

Recently Enacted Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The provisions of this Statement do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. SFAS No. 132(R) replaces SFAS No. 132, and requires certain additional disclosures that become effective for period ending after December 15, 2003. See Note 12 of Notes to Unaudited Consolidated Financial Statements for information relating to our pension plan. The Company does not provide other post-retirement benefits.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46-R), which supercedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities (VIEs). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a VIE. FIN 46 provides general guidance as to the definition of a VIE and requires it to be consolidated if a party with an ownership, contractual or other financial interest absorbs, the majority of the VIE’s expected losses, or is entitled to receive a majority of the residual returns, or both. A variable interest holder that consolidates the VIE is the primary beneficiary, and is required to consolidate the VIE’s assets, liabilities and non-controlling interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003 and for variable interest entities created prior to February 1, 2003 no later than the end of the first reporting period after March 15, 2004. The adoption of FIN 46 and FIN 46-R did not impact the Company’s financial condition or results of operation.

Note Regarding Forward Looking Statements And Associated Risks

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and documents incorporated herein by reference, contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project” and “predict”, or similar words and phrases regarding expectations generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to, statements regarding: our expectation regarding future display segment sales; our expectations regarding sales, and profits, of microelectronic segment products in the future; our expectations regarding future gross margins for the Company overall and for display segment gross margins; our expectations of an increase in raw material lead times for ceramic packages, memory components, and display glass materials which may impact on net sales and gross margins; our expectations regarding short supplies for memory components; our expectations for continued order rate increases for anti-tamper products; our expectations regarding a trend of reduced weapons procurement by the military; our expectations regarding the sale of a range of military microelectronic products and related fluctuations in product mix; our expectations regarding the savings to be achieved from consolidation of our Massachusetts facility into our Phoenix facilities; our expectations regarding future selling, general and administrative expenses;

our expectations for research and development costs; our expectations of lower sales in the future compared to the previous year’s corresponding quarters; our expectations regarding our effective tax rate in the future; our expectations for depreciation and amortization over the balance of fiscal 2004; our expectations regarding future property, plant and equipment expenditures and our ability to fund such expenditures from current balances and operations; our expectations regarding the impact of changes in raw material lead times on inventory levels and the number of days of inventory on hand ratio; our expectations regarding the ability to fund sales growth inventory increases from available cash balances and operating cash flows; our expectations regarding our existing sources of liquidity and their sufficiency to satisfy cash requirements over the next year; our anticipated use of foreign sales income exclusions and research and development tax credits; our expectations regarding the impact of the adoption of new accounting pronouncements; our expectations regarding future demand for our products; our expectations regarding the impact that the acquisition of IDS will have on our business; our expectations regarding changes in sales to certain industries; our expectations for sales of microelectronic products in 2004; our expectations regarding market acceptance and profitability of our new products; our expectations regarding future purchases of components including possible allocations of display and semiconductor components; our expectations regarding the need to draw on our line of credit; our expectations regarding the effect of interest rate changes; our expectations regarding the expected levels of future product development and capital expenditures; our expectations that cash flow from operations should be sufficient to fund cash needs in the short and long term; our expectations regarding future minimum funding requirements for our pension plan; our expectations for the future demands for our products, including anti-tamper products; expectations of future product sales mix and gross margins; and our expectations for future expected levels of sales and other operating expenses.

We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission (“SEC”) or in public news releases. Such additional statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for future operations, financing needs or plans, the impact of inflation and plans relating to our products or services, as well as assumptions relating to the foregoing. Forward-looking statements are based largely on management’s expectations and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Quarterly Report on Form 10-Q, including those set forth in the Notes to the Consolidated Financial Statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and exhibit 99.1 hereto, describe factors that could contribute to or cause actual results to differ materially from our expectations. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include the loss of one or more principal customers; the failure of customers to accept our anti-tamper packaging or the development of improved anti-tamper packaging by competitors; the inability to procure required components and raw materials; any downturn in the semiconductor and telecommunications markets which could cause a decline in selling unit prices; reductions in military spending or changes in the priorities or acquisition requirements for military products; our ability to integrate into our business the people, operations, and products from acquired businesses; changes or restrictions in the practices, rules and regulations relating to sales in international markets; and our expectations regarding additional litigation complaints. In addition, new factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements. We do not undertake, and we specifically disclaim, any obligation to publicly update or review any forward-looking statement contained in this Quarterly Report on Form 10-Q or in any document incorporated herein by reference, whether as a result of new information, future events or otherwise.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 3, 2004, we had no borrowings on our revolving line of credit with Bank One. Should we borrow against the line, interest charged on these borrowings would be at either the bank’s prime rate or LIBOR plus 1.5%. We are subject to changes in the prime rate based on Federal Reserve actions and general market interest fluctuations. We are also subject to fluctuations in the LIBOR rate. As of July 3, 2004, the LIBOR rate was approximately 2.47%. During the three months ended July 3, 2004, the bank’s prime rate averaged 4.0% and was 4.25% as of July 3, 2004. From September 27, 2003 to July 3, 2004 the bank’s prime rate has increased approximately 0.25%.

Should we begin borrowing against the credit line, quarterly interest expense would be approximately $10,000 for every $1.0 million borrowed at an interest rate of 4%. A hypothetical interest rate increase of 1% would increase interest expense by approximately $2,500 per $1.0 million borrowed on a quarterly basis. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position.

We believe that we are not subject to any material forms of market risk, such as foreign currency exchange risk (our sales to foreign customers and purchases from foreign suppliers are denominated in U.S. dollars), or commodity price risk.

ITEM 4

CONTROLS AND PROCEDURES

We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that as of July 3, 2004 our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting during the quarter ended July 3, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

On July 22, 2004, July 29, 2004 and August 6, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499PHX), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558PHX), and Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632PHX), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current officers and directors and a former officer. The Company expects additional similar complaints may be filed. The complaints allege, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, in violation of the federal securities laws. The complaints did not identify alleged monetary damages. We believe the claims made in the complaints are without merit and we intend to vigorously defend ourselves in these matters. We cannot predict the outcome of the litigation, but if any liability were to result from this litigation, we believe our financial results could be materially impacted.

On August 12, 2004, a derivative action entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674PHX), was filed in the United States District Court for the District of Arizona against the directors, a former director, an officer, and a former officer of the Company. The Company is also named as a nominal defendant. The Complaint alleges that between January 2003 and the present, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The Complaint alleges claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment. The Complaint seeks unspecified damages, equitable relief, and restitution as against the individual defendants. The Company believes the claims made in the Complaint are without merit and intends to vigorously defend this action.

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

3.1 Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed on December 24, 1998).

3.2 Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-3 filed on June 2, 2003).

4.1 Shareholder Rights Agreement, effective December 6, 1996, (incorporated herein by reference to Exhibit 5 on Form 8-K, filed on December 19, 1996).

4.2 Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.1 Sixth Modification agreement between Bank One N. A. and White Electronic Designs Corporation, effective March 19, 2004, (incorporated herein by reference to Exhibit 10.1 on Form 10-Q, filed on May 14, 2004).

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

Report on Form 8-K furnished May 5, 2004 regarding the Company’s preliminary second quarter fiscal 2004 financial results, as disclosed via a press release on May 5, 2004.

Report on Form 8-K furnished June 14, 2004 regarding the Company’s third quarter fiscal 2004 financial update, as disclosed via a press release on June 9, 2004.

Report on Form 8-K furnished August 10, 2004 regarding the Company’s preliminary third quarter fiscal 2004 financial results, as disclosed via a press release on August 10, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

/s/ Hamid R. Shokrgozar

Chief Executive Officer

/s/ Roger A. Derse Roger A. Derse Chief Financial Officer

Dated: August 17, 2004