Form 10-K
period 2004-10-02
WHITE ELECTRONIC DESIGNS CORP
filed 2004-12-16
CIK 13606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: October 2, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-4817

WHITE ELECTRONIC DESIGNS CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-0905052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3601 E. University Drive
Phoenix, Arizona	85034
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	602/437-1520

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock,	NASDAQ National Market
stated value $.10 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).  Yes ☒ No ☐

As of April 2, 2004, the aggregate market value of the Registrant’s Common Stock held by non-affiliates (based upon the closing price of the shares on the NASDAQ National Market on April 2, 2004) was approximately $187,776,000.

On December 9, 2004, 24,379,251 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference into PART III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

NOTE REGARDING FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and documents incorporated herein by reference, contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project” and “predict”, or similar words and phrases regarding expectations generally identify forward looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to: our belief that consolidation of our Phoenix locations will be completed in the first quarter of fiscal 2006; our expectations that moving and rearrangement costs will not be significant and the amount of capital expenditures the leasehold improvements will require; our expectations regarding proceeds from the sale of the land and building; our future shipments of backlog; our expectation regarding future display segment sales; our expectations regarding sales, and profits, of microelectronic segment products in the future; our expectations regarding future gross margins for the Company overall and for display segment gross margins; our expectations that foreign sales will continue to account for a significant portion of our sales; our expectations of an increase in raw material lead times for ceramic packages, memory components, and display glass materials which may impact net sales and gross margins; our expectations regarding short supplies for memory components; our expectations for continued growth for anti-tamper products; our expectations regarding a trend of reduced weapons procurement by the military; our expectations regarding the sale of a range of military microelectronic products and related fluctuations in product mix; our expectations regarding future selling, general and administrative expenses; our expectations for research and development costs; our expectations of lower sales in the future compared to the previous year’s corresponding quarters; our expectations regarding our effective tax rate in the future; our expectations regarding future property, plant and equipment expenditures and our ability to fund such expenditures from current balances and operations; our expectations regarding the impact of changes in raw material lead times on inventory levels and the number of days of inventory on hand ratio; our expectations regarding the ability to fund sales growth inventory increases from available cash balances and operating cash flows; our expectations regarding our existing sources of liquidity and their sufficiency to satisfy cash requirements over the next year; our anticipated use of foreign sales income exclusions and research and development tax credits; expectations regarding future amortization expense or goodwill impairment from our Panelview and IDS reporting units; our expectations regarding the impact of the adoption of new accounting pronouncements and the impact on our effective tax rate of changes in the law; our expectations regarding future demand for our products; our expectations regarding the impact that the acquisition of IDS will have on our business; our expectations regarding changes in sales to certain industries; our expectations for sales of microelectronic products in 2005; our expectations regarding market acceptance and profitability of our new products; our expectations regarding future purchases of components including possible allocations of display and semiconductor components; our expectations regarding the need to draw on our line of credit; our expectations regarding the effect of interest rate changes; our expectations regarding the expected levels of future product development and capital expenditures; our expectations that cash flow from operations should be sufficient to fund cash needs in the short and long term; our expectations that we will not pay cash dividends in the future; our expectations regarding future minimum funding requirements for our pension plan; our expectations for the future demands for our products, including anti-tamper products; expectations of future product sales mix and gross margins; and our expectations for future expected levels of sales and other operating expenses.

We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission (“SEC”) or in public news releases. Such additional statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for future operations, financing needs or plans, the impact of inflation and plans relating to our products or services, as well as assumptions relating to the foregoing. Forward-looking statements are based largely on management’s expectations and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Annual Report on Form 10-K, including those set forth in the Notes to the Consolidated Financial Statements and the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and under the subheading entitled “Risk Factors”, describe factors that could contribute to or cause actual results to differ materially from our expectations. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include the loss of one or more principal customers; the failure of customers to accept our anti-tamper packaging or the development of improved anti-tamper packaging by competitors; the inability to procure required components and raw materials; any downturn in the semiconductor and telecommunications markets which could cause a decline in selling unit prices; reductions in military spending or changes in the acquisition requirements for military products; the ability to locate appropriate acquisition candidates, negotiate an appropriate purchase price, and integrate into our business the people, operations, and products from acquired businesses; difficulties associated with successfully integrating IDS into our business; the inability to develop, introduce and sell new products or the inability to develop new manufacturing technologies; changes or restrictions in the practices, rules and regulations relating to sales in international markets; and a negative outcome in our current litigation or additional litigation complaints. In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements. We do not undertake, and we specifically disclaim, any obligation to publicly update or review any forward-looking statement contained in this Annual Report on Form 10-K or in any document incorporated herein by reference, whether as a result of new information, future events or otherwise.

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

We are an Indiana corporation, originally incorporated in 1951 as Bowmar Instrument Corporation (“Bowmar”). On October 26, 1998, Bowmar merged with Electronic Designs, Inc. (“EDI”). In connection with the merger, Bowmar changed its name to White Electronic Designs Corporation. At the time of the merger, Bowmar was a manufacturer of high reliability electronic components and interface and mechanical devices, mainly for military applications. EDI was a manufacturer of commercial memory products for the telecommunications and data communications markets and also had a small “ruggedized” (manufactured to perform in harsh environments) display business serving the military and industrial market. The merger provided us with a diversified platform to expand our product offerings within both the military and commercial markets. In order to complement our military/industrial display business, we acquired Panelview, Inc. (“Panelview”) in January 2001. Panelview was a designer and manufacturer of enhanced commercial flat panel display products. Following the acquisition, we consolidated our display operations into our Panelview subsidiary. In January 2003, we acquired Interface Data Systems, Inc. (“IDS”), a designer and manufacturer of membrane keypads, flexible circuits, sensors, control panels and handheld and desktop electronic devices. This acquisition allowed us to expand our interface device product offerings and enhance our subsystem solutions. In addition, with IDS’ design and manufacturing capabilities we can offer fully integrated system level solutions. In September 2003, we completed our consolidation of manufacturing operations for our commercial memory microelectronic products by moving operations from our former facility in Marlborough, Massachusetts to our recently acquired IDS facility in Phoenix, Arizona. In October 2004, we made the decision to consolidate our two Phoenix locations and sell the IDS facility. In connection with this, we have signed an amendment to renew our lease on the headquarters building for ten years beginning in June 2005 and leasing an additional 31,000 square feet. See our discussion below under Item 2, Properties, for additional information regarding the amendment to our headquarter’s lease. The IDS facility was put on the market in October 2004. We believe the actual consolidation will be completed in the first quarter of fiscal 2006.

We are headquartered in Phoenix, Arizona. Our mailing address is 3601 E. University Drive, Phoenix, Arizona, 85034, and our telephone number at that location is (602) 437-1520. Our website, which contains links to our financial information and our filings with the SEC, is www.wedc.com. Unless otherwise indicated in this Annual Report on Form 10-K, “White Electronic Designs,” “us,” “we,” “our”, “the Company” and similar terms refer to White Electronic Designs Corporation and its subsidiaries as a whole.

BUSINESS SEGMENTS

We have two business segments, each of which require different design and manufacturing resources and generally serves customers in different markets. The microelectronic segment accounted for approximately 56% of our total sales in fiscal 2004, while the display segment accounted for approximately 44% of our total sales in fiscal 2004. Financial information for our business segments is disclosed in Note 17 of the Notes to the Consolidated Financial Statements.

MICROELECTRONIC SEGMENT

Our microelectronic segment manufactures semiconductor multichip packaged products primarily for memory storage. Our products in the microelectronic segment are generally sold to military prime contractors and commercial OEMs in the aerospace, defense, military equipment, computer networking and telecommunication/datacommunication industries. Certain industries require these semiconductor parts to pass specific qualifications due to the application requirements for those products. A commercial grade product generally meets the standard of industries such as the consumer electronic, computer networking and telecommunication/datacommunication industries. Higher performing products, also known as high-reliability products, are needed in certain industries, such as aerospace, defense, and military equipment and systems, and are often referred to as “military” products. Military products are designed to meet more stringent standards and are resistant to adverse conditions, such as high and low temperature extremes. High-reliability products can also be used in commercial and industrial applications where products are exposed to harsh conditions.

We address both military and commercial market opportunities with advanced semiconductor packaging and microelectronic modules and assemblies. We believe our microelectronic products generally provide our customers with the following advantages over standard technology:

•	significant space savings and size advantages;

•	improved power and electrical performance; and

•	improved component compatibility.

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

The following table describes the key products that we sell in the microelectronic segment and some of their applications:

PRODUCT	SAMPLE APPLICATION
Military:

• System on a substrate	• Counter-measure suite of the F-16 Fighting Falcon

• Microprocessor modules	• Air-to-air missiles, such as the Sidewinder AIM-9X and AIM-120 AMRAAM
• Embedded computers used in the Apache Helicopter, Advanced Amphibious Assault Vehicle and the Abrams M1A2 Tank

• Memory modules	• Air-to-air missiles, such as the Sidewinder AIM-9X and AIM-120 AMRAAM
• Embedded computers used in the Comanche Helicopter, F-22 Raptor, Patriot PAC-3 Missile System
• Radar used in the F/A-18 Hornet

• Anti-tamper technology	• Various military programs

Commercial:

• Multi-chip package	• Telephone, data, and video communications

• SDRAM memory module	• High-end servers for networking and ERP systems
• Wireless CDMA base stations

• Flash memory PC card	• Linear Flash PCMCIA Cards

• Microelectronic system boards	• Home entertainment consoles

Backlog

The backlog for microelectronic products, represented by customer purchase orders, was approximately $28.8 million and $31.7 million at the end of fiscal years 2004 and 2003, respectively. This decrease was primarily due to lower military orders due to the shift in military spending priorities. Approximately 79% of the segment’s fiscal 2003 backlog was shipped during fiscal 2004 with the remaining backlog scheduled for shipment in 2005 or beyond. Approximately 78% of the fiscal 2004 year-end backlog is planned for shipment during fiscal 2005 with the remaining backlog scheduled for shipment in fiscal 2006 and beyond. The backlog after fiscal 2005 is a result of customer scheduling requirements for high-reliability products, and not constraints on our capacity.

Competition

In all phases of our operations, we compete primarily based on performance, quality, durability and price. We have a number of present and potential competitors, including customers, many of which have greater financial, technical, marketing, distribution and other resources than we do.

Our principal competitors in the military markets are divisions of Aeroflex Corporation, Austin Semiconductor and Teledyne Microelectronics Group. Our principal competitors in the commercial microelectronic product markets are Simple Technology, Smart Module Technology, Crucial Technology, a division of Micron Semiconductor and Samsung Memory Modules, a division of Samsung. We also compete with manufacturers that provide single chip microelectronic products.

DISPLAY SEGMENT

The display segment serves a number of markets with products and solutions that are incorporated into global positioning systems, home appliances, consumer electronics, medical devices, transportation, outdoor displays, military and commercial avionics and various military applications. Our products in the display segment are generally sold to the high-end industrial markets, including commercial avionics. Our display solutions include enhanced viewing liquid crystal flat panel display products, interface devices and electromechanical assemblies. Enhanced viewing liquid crystal displays and sunlight readable displays can be used in either ruggedized or commercial applications. Ruggedized displays are manufactured to perform in harsh environmental conditions, while commercial display products offer greater viewing performance than off-the-shelf displays, but are not designed for harsh environmental conditions. Interface devices include electromechanical components and instrument packages that can consist of ruggedized keyboards, aircraft trim panels, rotating devices, mechanical packages, membrane keypads, silver flexible circuits, graphic overlays, control panels and keypad/controller assemblies.

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

The following table describes key products that we sell in the display segment and some of their applications:

PRODUCT	SAMPLE APPLICATION
Military:

• Mechanical components	• Impulse counters, altitude counters, rounds counters, logicator F-16 trim panel

• Super bright low reflectance technology (SBLR)	• Ground based vehicles, such as the Abrams M1A2 Tank
• Aircraft displays, such as the Apache Helicopter, and the F-16 Fighting Falcon

Commercial:

• Display module assembly	• Patient monitors

• Optically enhanced displays	• Drive-thru kiosks; medical instruments; marine navigation; notebook personal computers; cockpit instrumentation; automotive test equipment;

• Membrane keypads	• Home appliances

• Keypad modules	• Hand-held barcode applications

Backlog

The display segment backlog was approximately $22.7 million and $16.0 million at the end of fiscal years 2004 and 2003, respectively. The increase from the previous year is attributable to increased orders for our commercial display products as we worked to replace the orders lost from General Electric Medical (“GE Medical”) and Garmin International, Inc. (“Garmin”), as described below. Approximately 81% of this segment’s 2003 backlog was shipped during fiscal 2004 while the remaining backlog is scheduled for shipment in fiscal year 2005 and beyond. Approximately 90% of the fiscal 2004 year-end backlog is expected to be shipped during fiscal 2005 with the remaining backlog scheduled for shipment in fiscal 2006 and beyond. The backlog after 2005 is a result of customer scheduling requirements for display and military interface products, and not constraints on our capacity.

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

In both the military and commercial markets for the display segment, we compete with numerous companies, such as Global Display Solutions, Planar Systems, and Polarvision, a division of E. I. Du Pont De Nemours & Co. We also experience significant competition from the internal capabilities of our current and potential customers. Commercial customers may also choose to use standard commercially available display products rather than our enhanced display products. The marketplace for commercial interface components is highly fragmented with numerous companies offering similar products, such as Molex and Durell, as well as competition from companies in Asia.

SALES, MARKETING AND DISTRIBUTION

We use an integrated sales approach to closely manage relationships at multiple levels of the customer’s organization, including management, engineering and purchasing personnel. This approach involves a team consisting of a senior executive, a business development specialist, and members of our engineering department. Our sales team consists of approximately 37 people, including 16 sales managers. Our use of experienced engineering personnel as part of the sales effort enables close technical collaboration with our customers during the design and qualification phase of new equipment. We believe that this is critical to the incorporation of our products into our customers’ equipment. Some of our executive officers are actively involved in key aspects of our relationships with our major customers and work closely with our customers’ senior management. We also use manufacturers’ representatives, independent sales representatives and distributors as needed.

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

Our products are sold with a warranty which differs in terms and conditions depending on the product and customer. Our products may be subject to repair or replacement during the warranty period.

PRINCIPAL CUSTOMERS

Our customers consist mainly of military prime contractors and commercial OEMs, and the contract manufacturers who work for them, in the United States, Europe and Asia. Our segments have common customers, mainly in the aerospace defense industry. Sales to military customers accounted for approximately $48.1 million, or 44%, of our sales in fiscal 2004 as compared to approximately $53.7 million, or 47%, in fiscal 2003. Sales to our commercial customers accounted for approximately $60.9 million, or 56%, of our sales in fiscal 2004, as compared to approximately $59.8 million, or 53%, in fiscal 2003.

In fiscal 2004 no customer accounted for more than 10% of our total net sales. In fiscal 2004, Whirlpool Corporation accounted for 12% of display segment net sales. No one customer accounted for more than 10% of microelectronic net sales in fiscal 2004. In fiscal 2003, Garmin, a display segment customer, accounted for 11.3% of our total net sales. In fiscal 2002, two customers each accounted for more than 10% of our total net sales. GE Medical, also a display segment customer, accounted for 11.5% of total net sales, and Garmin accounted for 10.8% of total net sales. Due to a change in manufacturing strategies during the fourth quarter of 2003, sales to GE Medical and Garmin decreased to 2.8% and 1.0% of total net sales, respectively, in fiscal 2004.

Total foreign sales for fiscal 2004, 2003, and 2002 were approximately $18.4 million, $27.9 million and $26.8 million, respectively. Additional information concerning sales by geographic area can be found in Note 17 of the Notes to the Consolidated Financial Statements. Foreign sales decreased in fiscal 2004 primarily due to the loss of sales to Garmin in Taiwan.

RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT

Our research and development efforts primarily involve engineering and design relating to:

•	developing new products;

•	improving existing products;

•	adapting existing products to new applications; and

•	developing prototype components for specific programs.

Some of our product development costs are recoverable under contractual arrangements; however, the majority of these costs are self-funded. Our research and development expenditures approximated $6.0 million, $6.0 million and $4.3 million in fiscal 2004, 2003, and 2002, respectively. We believe that strategic investment in process technology and product development is essential for us to remain competitive in the markets we serve. We are committed to maintaining appropriate levels of expenditures for product development.

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

Our subcontracts provide that they may be terminated at the convenience of the United States government. Upon such termination, the contractor is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs incurred and allocable to the contract, and an allowance for profit on the allowable costs incurred or adjustment for loss if completion of performance would have resulted in a loss. In addition, our subcontracts provide for termination for default if we fail to perform or breach a material obligation of a subcontract. In the event of a termination for default, the customer may have the unilateral right at any time to require us to return unliquidated progress payments pending final resolution of the propriety of the termination for default. We may also have to pay the excess, if any, of the cost of purchasing a substitute item from a third party. If the customer has suffered other ascertainable damages as a result of a sustained default, the customer could demand payment from us of such damages. Historically, we have not experienced any such terminations.

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

International Trade Regulations

We must comply with laws concerning the export of material used exclusively for military purposes. The export of those types of materials is covered under International Traffic in Arms Regulations (“ITAR”) laws. We applied for and received a two year license in December 2003 that allows us to export materials covered under these regulations.

RAW MATERIALS

The most significant raw materials that we purchase for our operations are memory devices in wafer, die and packaged component forms for our microelectronic segment and Active Matrix Liquid Crystal Displays (“AMLCDs”) for our display segment. We are highly dependent on one static random access memory (“SRAM”) semiconductor manufacturer for memory devices and one package manufacturer of ceramic packages for military components. Despite the risks associated with purchasing from single sources, or from a limited number of sources, we have made the strategic decision to select single source or limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. We buy the same types of material components typically used in the commercial commodity markets which we enhance through packaging, testing, etc.. As a result, we have to monitor the supply and demand and proactively plan our purchases. We have long-standing strategic relationships with world class semiconductor and display suppliers. Because of these capabilities and relationships, we believe we can continue to meet our customers’ requirements. In cases where unanticipated customer demand or supply shortages occur, we attempt to arrange, through strategic relationships with our semiconductor suppliers, for alternative sources of supply, where available, or defer planned production to meet anticipated availability of critical components or materials. We do not have specific long-term contractual arrangements with our vendors, but we believe we have good relationships with our vendors.

INTELLECTUAL PROPERTY

We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. The products we sell from both our microelectronic segment and our display segment require a large amount of engineering design and manufacturing expertise. The majority of these technological capabilities, however, are not protected by patents and licenses. We rely on the expertise of our employees and our learned experiences in both the design and manufacture of our products. It is possible, and it has occurred in the past, that a competitor may also learn to design and produce products with similar performance abilities as our products. If a competitor were to do so, it may result in increased competition and a reduction of sales for our products.

Our trade secret protection for our technology, including our process for applying anti-tamper protection to microelectronic products, is based in part on confidentiality agreements that we enter into with our employees, consultants and other third parties. However, these parties may breach these agreements, and since many agreements are made with companies much larger than us, we may not have adequate financial resources to adequately enforce our rights. Others may also come to know about or determine our trade secrets. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

We have been issued a patent (patent #6181394B1) from the United States Patent and Trademark Office for our Super Bright Low Reflectance (“SBLR”) technology. This technology significantly reduces glare and reflections in liquid crystal displays while simultaneously increasing brightness. This patent expires in January 2018. We have applied for five patents, three of which relate to our anti-tamper manufacturing process.

EMPLOYEES

As of November 27, 2004, we had approximately 518 employees, including 54 in sales and marketing, 59 in research, development and engineering, 355 in manufacturing, purchasing and quality assurance, and 50 in general and administrative. Approximately 38 of our employees in the display segment are employed pursuant to a three year collective bargaining agreement covering workers at our Fort Wayne, Indiana facility that was ratified on November 24, 2004. We believe our relationship with our employees is good.

FINANCIAL INFORMATION BY GEOGRAPHIC SEGMENT

See Note 17 of the Notes to the Consolidated Financial Statement for information relating to foreign sales by geographic segment.

RISK FACTORS

We are dependent on sales to defense-related companies for a large portion of our net sales and profits, and changes in military spending levels and patterns could negatively affect us.

Our current orders from defense-related companies account for a material portion of our overall net sales. Military sales accounted for approximately 44%, 47% and 54% of our total net sales in fiscal 2004, 2003 and 2002, respectively. Military spending levels depend on factors that are outside of our control. Reductions or changes in military spending could have a material adverse effect on our sales and profits. During the second quarter of 2004, and throughout the balance of fiscal 2004, we began to see delays in award releases for several major programs. We believe that because of the unexpected length and cost of the war in Iraq and as part of a broad overhaul of U.S. priorities, funds from weapons and equipment have been reallocated in support of the war’s operations. In addition, the United States defense industry is moving toward the purchase of commercial off-the-shelf products rather than those designed and manufactured to higher military specifications. To the extent that our products are substituted with commercial off-the-shelf products, our operations would suffer. Even if military spending continues to increase, shifts in military spending away from high technology programs to areas that we do not supply, such as personnel and infrastructure, would also negatively affect our sales and profits.

We have made and we may make other acquisitions and we cannot assure you that any potential acquisition will be successful.

We are looking for strategic opportunities to grow and diversify our product offerings through acquisitions. There can be no assurance that we will be successful in integrating the operations of IDS, identifying other appropriate acquisition candidates, or integrating products and operations with any such candidates, which we may acquire. Any such acquisitions could involve the dilutive issuance of equity securities and/or the incurrence of debt. In addition, acquisitions may involve numerous additional risks, including:

•	the diversion of the attention of our management team from other business concerns;

•	risks of entering into markets or producing products where we have limited or no experience, including the integration of the purchased technologies and products with our technologies and products;

•	the potential loss of key customers of an acquired company;

•	the potential loss of key personnel of an acquired company;

•	exposure to unanticipated liabilities of an acquired company; and

•	the recording of goodwill and non amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges.

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

A large portion of our net sales has been derived from sales to a small number of our customers. Our five largest customers accounted for approximately 22% and 32% of our net sales in fiscal year 2004 and fiscal year 2003, respectively. Our customers are not subject to any minimum purchase requirements and can discontinue the purchase of our products at any time. In the event one or more of our major customers reduces, delays or cancels orders with us, and we are not able to sell our services and products to new customers at comparable levels, our net sales could decline significantly. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our results of operations.

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

We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts as passed down to us by our customers in their purchase orders, which affects our military business and may impose added cost on our business. We are subject to government investigations of our policies, procedures, and internal controls for compliance with procurement regulations and applicable laws. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including the termination of our contracts, the forfeiture of profits, the suspension of payments owed to us, fines, and our suspension or debarment from doing business with federal government agencies. Since military sales accounted for approximately 44% and 47% of our business in fiscal year 2004 and fiscal year 2003, respectively, any debarment or suspension of our ability to obtain military sales would greatly reduce our overall net sales and profits, and would likely affect our ability to continue as a going concern.

We may have an adverse resolution of litigation which may harm our operating results or financial condition.

We are a party to lawsuits in the normal course of our business. In addition, we are defendents in several shareholder class action lawsuits. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.

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

Our operating results could be seriously harmed if the markets in which we sell our products do not grow.

Our continued success depends in large part on the continued growth of various market sectors that use our products, including the following:

•	defense and aerospace equipment;

•	computers and computer related peripherals;

•	medical electronics and equipment;

•	home appliances;

•	consumer electronics;

•	industrial controls; and

•	telecommunication/datacommunication equipment.

Approximately 16% of our product sales for fiscal year 2004 and 12% of our product sales for fiscal year 2003 were incorporated into data communication end products. The telecommunications industry is making a soft recovery, and we believe this recovery will be slow as companies gradually use up their excess network capacity. Slower growth in the other markets in which we sell our products could reduce our sales, adversely affecting our business, financial condition and results of operations. For example, decreases in demand in the consumer electronics and home appliance markets, could negatively impact our sales and profits for our recently acquired subsidiary, IDS.

If our operating results decline or our reporting units do not generate sufficient cash flow, our goodwill and intangible assets may become impaired.

At October 2, 2004, we had approximately $22.7 million of goodwill and intangible assets on our balance sheet. These assets are mainly the result of our acquisitions of Panelview and IDS. If the actual cash flow from our reporting units declines, or if our estimates of future cash flows for our reporting units decline, the related goodwill and intangible assets may become impaired. If the carrying amount of the reporting unit exceeds the fair value of that reporting unit, an impairment loss would be recognized.

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

We utilize manufacturing resources in Asia and Mexico, which limits our control of the manufacturing process.

As part of our strategy to decrease manufacturing costs, we outsource some of our manufacturing requirements to strategic partners in Taiwan, China, the Philippines and Mexico. Outsourcing, particularly with international manufacturers, carries certain risks, including:

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

We anticipate that our foreign sales will continue to account for a significant portion of our net sales. Foreign sales accounted for approximately 17% and 25% of our overall sales for fiscal year 2004 and fiscal year 2003, respectively. Approximately $16.6 million of our fiscal year 2004 sales were to prime military OEM contractors, and if the United States government placed restrictions on exporting military technology using our products in countries where we have customers, or vendors, it could cause a significant reduction in our sales and profits. Our foreign sales are subject to the following risks:

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

If our selling prices decline and we fail to reduce our costs, our sales and operating results will decline.

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

Our manufacturing operations require raw materials that must meet exacting standards. The most significant raw materials that we purchase are memory devices in wafer, die, and component forms and AMLCD panels. Shortages of wafers and other raw materials may occur when there is a strong demand for memory integrated circuits and other related products. AMLCD panels may also be in short supply at times. We rely heavily on our ability to maintain access to steady sources of these raw materials at favorable prices. We are highly dependent on one SRAM semiconductor manufacturer for memory devices, and one package manufacturer of ceramic packages for military components. We do not have specific long-term contractual arrangements with our suppliers but we believe we are on good terms with our suppliers. We cannot be certain that we will continue to have access to our current sources of supply or that we will not encounter supply problems in the future. Any interruption in our supply of raw materials could reduce our sales in a given period, and possibly cause a loss of business to a competitor, if we could not reschedule the deliveries of our product to our customers. In addition, our gross profits could suffer if the prices for raw materials increase, especially with respect to sales associated with military contracts where prices are typically fixed.

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

Our stock price has been volatile.

The price of our common stock fluctuates significantly. The trading price of our common stock could be subject to wide fluctuations in response to:

•	future announcements concerning our company, our competitors or our principal customers, such as quarterly operating results, adjustments to previously reported results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations, or litigation;

•	the liquidity within the market of our common stock;

•	sales of common stock by our officers, directors and other insiders;

•	investor perceptions concerning the prospects of our business;

•	market conditions and investor sentiment affecting market prices of equity securities of high technology companies in the microelectronic or display industries;

•	general economic, political and market conditions, such as recessions or international currency fluctuations;

•	market reaction to acquisitions, joint ventures or strategic investments announced by us or our competitors; and

•	lawsuits filed against the Company.

ITEM 2 PROPERTIES

The following table sets forth the locations and general characteristics of the physical properties that we own or lease in connection with the conduct of our business:

Location	Square Footage	Primary Segment	Own/Lease
Phoenix, Arizona (Headquarters)	74,000	Microelectronic	Lease
Phoenix, Arizona (Flower)	43,000	Microelectronic	Own
Hillsboro, Oregon	51,000	Display	Lease
Fort Wayne, Indiana	75,000	Display	Own
Columbus, Ohio	41,000	Display	Own

In addition to the above properties, we own 10 acres of vacant land adjacent to the Fort Wayne, Indiana facility. In the latter half of fiscal 2003, we consolidated all of our microelectronic product manufacturing into our Phoenix, Arizona facilities and closed our Marlborough, Massachusetts facility. In October 2004, we announced that we would be closing our Phoenix, Arizona location on Flower Street (acquired as part of the IDS acquisition) within the next twelve months and relocating employees and the machinery and equipment to our leased facility at our headquarter building. On November 5, 2004 we entered into an amendment of our headquarter lease located on E. University Drive in Phoenix with Gus Enterprises-XII, L.L.C., as landlord, to add another 31,000 square feet of space in our headquarter facility which will be improved to accommodate the additional manufacturing being relocated. Our amended headquarter lease will cover up to approximately 74,000 square feet. The lease term will expire on July 31, 2015 and is subject to two five-year renewal options. Our monthly base rent amount will continue to be $37,945 through May 2005, $65,619 from June 2005 to May 2007, $68,863 from June 2007 to May 2009, $72,254 from June 2009 to May 2011, $75,941 from June 2011 to May 2013, and $79,627 from June 2013 to July 2015. We do not expect moving and rearrangement costs to be significant and expect to incur approximately $3.5 million in capital expenditures for the leasehold improvements. We intend to sell the Flower Street land and building. We expect proceeds from the sale to exceed our net book value of our land and building related to the Flower Street location which is approximately $2.2 million. However, we do not expect any ultimate gain or loss to have a significant impact on our consolidated results of operations. We expect the consolidation to be completed in the first quarter of fiscal 2006. Our Panelview subsidiary leases approximately 51,000 square feet of office and manufacturing space in Hillsboro, Oregon for manufacturing ruggedized and industrial display products.

We consider all of our facilities to be well maintained and adequate for current operations. All facilities have additional capacity, which could be utilized in the event of increased production requirements. Our manufacturing facilities that serve the military market must comply with stringent military specifications. Our microelectronic module manufacturing facility in the headquarter building in Phoenix, Arizona is certified ISO-9001 and Class B status. Class B status means that we are qualified to manufacture compliant military products. All of our owned real property has been pledged as security for our line of credit with Bank One.

ITEM 3 LEGAL PROCEEDINGS

On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors. The complaints allege, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, in violation of the federal securities laws. The complaints seek unspecified monetary damages. The Court has consolidated the four cases into one action. Plaintiffs’ motion for appointment of lead plaintiffs and lead counsel is under submission with the Court. We believe the claims made in the complaints are without merit and we intend to vigorously defend ourselves in these matters. Although the outcome of this litigation is uncertain based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse affect on our consolidated results of our operations, liquidity or financial condition.

On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company is also named as a nominal defendant in both actions. The complaints allege that between January 2003 and the present, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints allege claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment. The complaints seek unspecified damages, equitable relief, and restitution as against the individual defendants. We believe the claims made in the complaints are without merit and intend to vigorously defend these actions. On October 22, 2004, we moved to dismiss both actions and, in the alternative, moved to stay the Christ action. The motions are pending. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse affect on our consolidated results of operations, liquidity or financial condition.

In addition, from time to time, we are subject to claims and litigation incident to our business. There are currently no such material, pending proceedings to which we are a party.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2004, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE COMPANY

The names, ages, positions and business experience of all of our executive officers are listed below. There are no family relationships between any of our directors and executive officers or any arrangement or understanding between any of our executive officers and any other person pursuant to which any executive officer was appointed to his office.

Hamid R. Shokrgozar, 44 President, Chief Executive Officer and Chairman of the Board	Mr. Shokrgozar has been our President and Chief Executive Officer since October 1998 and the Chairman of the Board since August 2000. Mr. Shokrgozar served as a director and as President and Chief Executive Officer of Bowmar from January 1998 until the merger of Bowmar and EDI in October 1998. Mr. Shokrgozar served as President of White Microelectronics, the largest division of Bowmar, from June 1993 to December 1997 and as its Vice President of Engineering and Technology from July 1988 to June 1993. Mr. Shokrgozar also served as Chairman of American Electronic Association (AEA), Arizona Council, during fiscal years 1999 and 2000. In addition, Mr. Shokrgozar holds a United States Patent for the invention of “Stacked Die Carrier Assembly.” Mr. Shokrgozar holds a Bachelors of Science in Electrical Engineering from California State University Fullerton.

Roger A. Derse, 54 Vice President, Chief Financial Officer	Roger A. Derse has been our Vice President and Chief Financial Officer since March 2004. Mr. Derse has over 25 years experience in finance and accounting. He previously served as Consultant/Acting CFO for Virtron Manufacturing from 2002 through February 2004 and was Executive Vice President and Chief Operating and Financial Officer for Nanonics Corporation from 1998 to 2001. He was Chief Financial Officer for the White Microelectronics Division of Bowmar Instrument Corporation from 1993 to 1997. Mr. Derse holds a Bachelors of Science in Industrial Engineering from the University of Michigan, a Masters in Accounting from the University of Arizona, and is a Certified Public Accountant.

Dante V. Tarantine, 51 Executive Vice President, Sales & Marketing	Dante V. Tarantine has been our Corporate Executive Vice President, Sales and Marketing since January 2003. Mr. Tarantine served as our Senior Vice President of Sales from August 1998 to January 2003. He previously served as our Senior Vice President Sales and Marketing from September 1991 to August 1998 and as Vice President of Marketing for White Microelectronics from February 1987 to September 1991. Mr. Tarantine holds a Bachelors of Science in Electrical Engineering from California State University Northridge.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the NASDAQ National Market under the symbol WEDC. The following table sets forth the high and low sales prices for the common stock by quarter during the fiscal years ended October 2, 2004 and September 27, 2003.

	2004
	Q1	Q2	Q3	Q4

Common stock market price
High	$12.70	$9.85	$8.27	$5.32

Low	$7.53	$7.08	$4.70	$4.53

	2003
	Q1	Q2	Q3	Q4

Common stock market price
High	$10.25	$8.42	$10.65	$14.34

Low	$7.25	$5.96	$6.63	$9.71

As of December 9, 2004, our stock price was $6.38, and there were approximately 9,000 holders of record of our common stock. We have not paid cash dividends on our common stock and do not expect to do so in the foreseeable future. We intend to retain all earnings to provide funds for the operation and expansion of our business. In addition, our credit agreement precludes the payment of cash dividends on our common stock.

ITEM 6 SELECTED CONSOLIDATED FINANCIAL DATA

     (In thousands of dollars, except per share data)

	2004	2003	2002	2001	2000
Statement of Income Data:
Net sales (Notes 1 and 2)	$108,962	$113,534	$90,458	$96,761	$87,595
Net income (Note 3)	$4,807	$10,150	$8,740	$3,272	$6,561
Earnings per share:
Basic	$0.20	$0.48	$0.44	$0.17	$0.37
Diluted	$0.19	$0.44	$0.42	$0.16	$0.34
Balance Sheet Data (at year end):
Total assets	$124,900	$119,806	$68,366	$57,228	$54,996
Long-term obligations	$—	$—	$—	$890	$1,519
Shareholders’ equity	$107,215	$101,028	$54,770	$43,780	$31,623
Preferred stock	$—	$—	$—	$—	—

This table should be read in conjunction with the Consolidated Financial Statements provided elsewhere herein.

Notes to Selected Consolidated Financial Data

(1) In January 2003, the Company acquired IDS for a purchase price of approximately $18.6 million. The effect of this transaction increased our total assets by approximately $18.0 million and our shareholders’ equity by approximately $9.0 million. Net sales for IDS in fiscal 2004 and fiscal 2003 totaled approximately $23.4 million and $16.1 million, respectively. See Note 3 to our consolidated financial statements for additional details.

(2) In January 2001, the Company acquired Panelview Inc. for a purchase price of approximately $9.1 million resulting in goodwill of $8.7 million. The effect of the transaction increased our total assets by approximately $9.0 million as well as our shareholders’ equity by approximately $8.0 million. Net sales for Panelview in fiscal 2004, fiscal 2003, fiscal 2002 and fiscal 2001 totaled approximately $25.2 million, $34.4 million, $27.8 million and $7.7 million, respectively.

(3) In fiscal 2003, the Company discontinued the amortization of its goodwill with the adoption of the provisions of Statement of Financial Accounting Standards (“SFAS”) 142. Goodwill amortization expense, net of tax, was approximately $0.9 million and $0.8 million in fiscal 2002 and 2001, respectively.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described under “Risk Factors,” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

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

Executive Summary

Net sales for the fiscal year ended October 2, 2004 were approximately $109.0 million, compared to net sales of $113.5 million for fiscal 2003. The decrease in fiscal 2004 was primarily caused by a decline of approximately $4.3 million in sales of our commercial display products. The decline in commercial display net sales was attributable to a reduction in orders from Garmin and GE Medical as they changed their manufacturing strategies during the fourth quarter of fiscal 2003. We have expanded our customer base to replace net sales to Garmin and GE Medical. Our risk mitigation plan for our display business continues to show the positive results we were expecting. Backlog for the display segment increased $6.7 million to $22.7 million at October 2, 2004 as compared to $16.0 million at September 27, 2003.

For the year ended October 2, 2004, we had new orders of approximately $113 million, which equates to a book-to-bill ratio of 1.04 for the year. Display segment orders were approximately $53.2 million and orders for the microelectronic segment were approximately $59.8 million. New orders for our microelectronic segment’s anti-tamper process technology were approximately $6.2 million for the year and we had sales of approximately $6.0 million. We currently expect to see growth for anti-tamper technology products over the next several years. We believe our financial results for the year, especially the latter half, were impacted by a shift in military spending priorities. We believe a reallocation of government funds to other military priorities resulted in a delay of orders of military products for our microelectronic segment. This delay caused lower year over year sales and profits for our microelectronic segment and may cause lower year over year comparisons for the next several quarters.

Our gross margins decreased year over year to approximately 29% for fiscal 2004 from approximately 34% for fiscal 2003. The primary reason for this decrease was lower margins in our microelectronic segment, which decreased from 42% in fiscal 2003 to 35% in 2004. The reason for the decline was due to a shift in product mix to lower margin memory products from higher margin microprocessor products, lower sales of military microelectronic products, higher production costs for our military products, and a higher percentage of commercial memory products as a percent of microelectronic segment sales. The trend of lower margin percentages may continue in fiscal 2005 if sales of commercial products, both in the display and microelectronic segment, increase during the year, and sales of military microelectronic products stay the same, or decrease. Display segment gross margins also decreased from 25% in fiscal 2003 to 21% in fiscal 2004. Gross margins for our display segment products continue to come under pressure from both domestic and Asian competition, and, while we are implementing manufacturing strategies to improve our competitive position, it may be difficult to continue to maintain current gross margins in the future.

Our overall production has, at times, been affected by longer lead times for certain components, which may affect the timing and cost of sales during the year. The availability and price of memory components, based on supply and demand, will go up and down on a monthly or quarterly basis. When demand exceeds supply, prices will rise and lead times will lengthen. When supply exceeds demands, prices will fall and lead times will shorten. Overall, the semiconductor market is expected to be soft through the first half of 2005 and is expected to rise slowly in the second half of 2005. At this time, memory components are available and prices have stablized. The availability of liquid crystal displays has increased and prices have significantly decreased. This is expected to last for the first half of fiscal 2005.

Net income for fiscal year 2004 was approximately $4.8 million compared to net income of approximately $10.2 million for fiscal 2003. The decline was primarily due to the decline in net sales and gross margin described above.

Segments

Our product and market diversification as well as our broad customer base have allowed us to maintain relative sales stability and profitability during the recent economic downturn. The following table shows our historical net sales and the percent of net sales by our two business segments and the markets they serve (in thousands):

	2004	2003	2002
Microelectronic Segment
Military/Industrial Market	$36,294	$42,426	$35,322
Commercial Market	24,397	19,007	15,009

	60,691	61,433	50,331

Display Segment
Military/Industrial Market	11,764	11,307	13,126
Commercial Market	36,507	40,794	27,001

	48,271	52,101	40,127

Total	$108,962	$113,534	$90,458

Microelectronic Segment
Military/Industrial Market	33%	37%	39%
Commercial Market	23%	17%	17%

	56%	54%	56%

Display Segment
Military/Industrial Market	11%	10%	15%
Commercial Market	33%	36%	29%

	44%	46%	44%

Total	100%	100%	100%

For the year ended October 2, 2004, IDS contributed approximately $11.5 million of net sales to the commercial market of our microelectronic segment and approximately $11.9 million of net sales to the commercial market of our display segment. For the year ended September 27, 2003, IDS contributed approximately $5.5 million of net sales to the commercial market of our microelectronic segment and approximately $10.5 million of net sales to the commercial market of our display segment. The foregoing information includes IDS’s net sales from the date of acquisition on January 22, 2003.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include the following items:

•	We sell microelectronic and display products primarily to military prime contractors and commercial original equipment manufacturers. A small portion of our products are also sold through distributors or resellers. We recognize revenue on product sales when persuasive evidence of an arrangement with the customer exists, title to the product has passed to the customer, which usually occurs at time of shipment, the sales price is fixed or determinable, and collectibility of the related billing is reasonably assured. Advance payments from customers are deferred and recognized when the related products are shipped. Revenue relating to products sold to distributors or resellers who either have return rights or where the Company has a history of accepting product returns are deferred and recognized when the distributor or reseller sells the product to the end customer. We also provide limited design services pursuant to related customer purchase orders and generally recognize the associated revenue as such services are performed. However, it may be deferred until certain elements are completed. We may from time to time enter into certain arrangements that contain multiple elements such as performing limited design services accompanied with follow-on manufacturing of related products. We allocate revenue to the elements based on relative fair value, and recognize revenue for each element when the there is evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Arrangements with multiple elements that are not considered separate units of accounting require deferral of revenue until certain other elements have been delivered or the services have been performed. The amount of the revenue recognized is impacted by our judgment as to whether an arrangement includes multiple elements, and whether the elements are considered separate units of accounting.

•	Historically, we have experienced fluctuations in the demand for our products based on cyclical fluctuations in the microelectronic and display markets. These fluctuations may cause inventory on hand to lose value or become obsolete. In order to present the appropriate inventory value on our financial statements, we identify slow moving or obsolete inventories and record provisions to write down such inventories to net realizable value. These provisions are based on management’s comparison of the value of inventory on hand against expected future sales. If future sales are less favorable than those projected by management, additional inventory write-downs may be required.

•	We record trade accounts receivable at the invoiced amount and they do not bear interest. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make these estimates based on an analysis of accounts receivable using available information on our customers’ financial status and payment histories. Historically, bad debt losses have not differed materially from our estimates. Write-offs against the allowance totaled approximately $170,000 in fiscal 2004, $145,000 in fiscal 2003 and $209,000 in fiscal 2002.

•	We maintain a pension plan for eligible union employees at our Fort Wayne, Indiana facility. To account for the cost of this plan, we make estimates concerning the expected long-term rate of return on plan assets, and discount rates to be used to calculate future benefit obligations. Changes in the expected long-term rate of return on plan assets affect the amount of investment income expected to be earned in the future. We base our related estimates using historical data on the rate of return from equities and fixed income investments, as well as projections for future returns on such investments. If the actual returns on plan assets do not equal the estimated amounts, we may have to fund future benefit obligations with additional contributions to the plan. Changes in the discount rate affect the value of the plan’s future benefit obligations. A lower discount rate increases the liabilities of the plan because it raises the value of future benefit obligations. This will also cause an increase in pension expense recognized. We use published bond yields to estimate the discount rate used for calculating the value of future benefit obligations.

•	We account for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill to be tested for impairment on an annual basis (and more frequently in certain circumstances) and written down when impaired. We completed our transitional testing for goodwill impairment upon adoption of SFAS 142, and our annual testing for fiscal 2004 and 2003 and determined that our recorded goodwill was not impaired. Goodwill recorded was $17.1 million and $17.0 million at October 2, 2004 and September 27, 2003, respectively. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years.

•	We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carry forwards. We regularly review our deferred tax assets for recoverability and, if necessary, establish a valuation allowance.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data expressed as a percentage of net sales:

	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.9%	65.9%	68.1%

Gross profit	29.1%	34.1%	31.9%

Operating expenses:
Selling, general and administrative	17.0%	14.6%	15.4%
Research and development	5.5%	5.3%	4.7%
Amortization of goodwill	—	—	1.7%
Amortization of intangible assets	0.6%	1.0%	0.1%

Total operating expenses	23.1%	20.9%	21.9%

Operating income	6.0%	13.2%	10.0%
Interest expense	0.0%	0.1%	0.2%
Interest (income)	(0.4%)	(0.2%)	(0.2%)

Income before income taxes	5.6%	12.9%	9.6%
Provision for income taxes	2.0%	4.4%	0.4%

Net income	3.6%	8.5%	9.2%

Fiscal Year ended October 2, 2004 compared to Fiscal Year ended September 27, 2003

Net Sales

Net sales were $109.0 million for the year ended October 2, 2004, a decrease of $4.5 million, or 4%, from $113.5 million for the year ended September 27, 2003.

•	Military/industrial sales in the microelectronic segment were $36.3 million for the year ended October 2, 2004, a decrease of $6.1 million, or approximately 14%, from $42.4 million for the year ended September 27, 2003. The decrease in sales was primarily due to a significant one time order of approximately $6.2 million in fiscal 2003 to a military prime contractor related to the Falcon Edge program and as a result of the shift in military spending priorities which lowered the volume of sales. We expect sales to military customers to remain flat or decrease slightly in fiscal 2005 as compared to fiscal 2004.

•	Commercial sales in the microelectronic segment were $24.4 million for the year ended October 2, 2004, an increase of $5.4 million, or approximately 28% from $19.0 million for the year ended September 27, 2003. The growth was primarily attributable to products used in the high-end server applications and product sold to a hotel industry supplier for their entertainment video systems. We expect Commercial sales in the microelectronic segment to grow in fiscal 2005.

•	Military/industrial sales in the display segment were $11.8 million for the year ended October 2, 2004, an increase of $0.5 million, or approximately 4%, from $11.3 million for the year ended September 27, 2003. The increase was due to increased requirements for products used in the commercial aviation industry, which resulted in more product being sold. We expect military/industrial sales in the display segment in fiscal 2005 to be consistent with sales in fiscal 2004.

•	Commercial sales in the display segment were $36.5 million for the year ended October 2, 2004, a decrease of $4.3 million, or approximately 11%, from $40.8 million for the year ended September 27, 2003. The decrease primarily comes from the loss of orders from GE Medical and Garmin, both of whom changed their manufacturing strategies in the fourth quarter of 2003. This was offset by increases in sales of displays for portable patient monitors, tablet personal computers and point of service terminals. We expect commercial sales in the display segment to remain flat in fiscal 2005.

Northrup Grumman accounted for approximately $2.6 million, or 4%, of our 2004 microelectronic segment sales compared to approximately $6.2 million, or 10%, of our 2003 microelectronic segment sales. No other customer accounted for more than 10% of segment or total net sales for these periods.

In 2004, approximately $5.8 million, or 12%, of our display segment net sales came from Whirlpool Corporation. Approximately $1.1 million, or 2%, of 2004 net sales for our display segment came from Garmin, compared to $12.8 million, or 25%, of 2003 net sales while GE Medical accounted for approximately $3.0 million, or 6%, of 2004 display segment net sales compared to approximately $7.7 million, or 15%, of 2003 display segment net sales. Our sales to Garmin and GE Medical declined significantly during fiscal 2004 due to a shift in their manufacturing strategies.

The majority of our sales are not subject to seasonal fluctuations over the course of a year. Sales of our membrane keypad products, which totaled approximately $12.0 million in fiscal 2004 and $7.0 million in fiscal year 2003, are subject to seasonal fluctuations relating to home appliance sales in the spring and fall.

Gross Profit

Gross profit was $31.7 million for the year ended October 2, 2004, a decrease of $7.0 million or approximately 18% from $38.7 million for the year ended September 27, 2003. Gross margin as a percentage of net sales was approximately 29% for the year ended October 2, 2004, compared to approximately 34% for the year ended September 27, 2003.

Gross profit for the microelectronic segment was $21.4 million for the year ended October 2, 2004, a decrease of $4.5 million, or approximately 17%, from $25.9 million for the year ended September 27, 2003. The majority of the decrease in gross profit came from a decrease in military/industrial sales in the microelectronic segment. Gross margin as a percentage of microelectronic segment sales was approximately 35% for the year ended October 2, 2004, compared to approximately 42% for the year ended September 27, 2003. The product mix in the microelectronic segment shifted to a greater number of commercial products, which have a lower selling price and lower gross margin than military products.

Gross profit for the display segment was $10.2 million for the year ended October 2, 2004, a decrease of $2.6 million, or approximately 20%, from $12.8 million for the year ended September 27, 2003. Gross margin as a percentage of display segment sales was approximately 21% for the year ended October 2, 2004, compared to approximately 25% for the year ended September 27, 2003. Gross margins continue to come under pressure from both domestic and Asian competition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $18.5 million for the year ended October 2, 2004, an increase of $1.9 million, or approximately 11%, from $16.6 million for the year ended September 27, 2003. This increase was primarily due to a $1.6 million increase in general and administrative expenses, and an increase in selling expenses of $0.3 million over the comparable period. General and administrative expenses increased mainly because of higher professional fees in connection with Sarbanes-Oxley requirements, a $0.25 million insurance deductible payment for legal fees charged in connection with the shareholder litigation, a fixed asset write-off of $0.2 million, an accounts receivable reserve of $0.3 million pertaining to display shipments to a commercial customer, and $0.2 million incurred in residual transition costs related to the shut down of our Massachusetts location. Selling, general and administrative expenses as a percentage of net sales increased to approximately 17% for the year ended October 2, 2004 from 15% for the year ended September 27, 2003, the result of higher expenses and lower revenue. We expect general and administrative expenses to increase in fiscal 2005 due to costs associated with Sarbanes-Oxley and to anticipated insurance premium adjustments as a result of our shareholder litigation.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $6.0 million for the year ended October 2, 2004, consistent with the $6.0 million for the year ended September 27, 2003. Expenses in the microelectronic segment decreased by $0.5 million primarily due to the closure of our Massachusetts location, and increased $0.5 million in the display segment due to the continued investment in new products to offset the loss of orders from GE Medical and Garmin. As a percentage of sales, research and development expenses have remained consistent and average approximately 5% of net sales. We are committed to research and development of new and existing products and expect research and development expenses to remain at approximately the same percentage of net sales in the future.

Ongoing product development projects for the microelectronic segment include new packaging designs for memory products including synchronous dynamic random access memory (“SDRAM”), and synchronous static random access memory (“SSRAM”), as well as the latest technology, double data rate (“DDR”) II memory modules, along with microprocessor modules and ball grid array products; continuing development of anti-tamper technology for microelectronic products; next generation memory and power personal computer products assembled in various multichip packages to be used in both commercial and military markets; and qualification of new semiconductor products. Ongoing product development projects for the display segment include glass lamination process technology, high volume glass lamination (“HVGL”) for tablet personal computers, and display systems development.

Interest Expense

Interest expense primarily consists of interest expense on our long-term debt. Interest expense was $2,000 for the year ended October 2, 2004, a decrease of $86,000 from $88,000 for the year ended September 27, 2003. Interest expense for the year ended September 27, 2003 related to our assumption of approximately $6.9 million of debt in connection with the acquisition of IDS. We paid off the IDS debt in the fourth quarter of fiscal 2003 and have no borrowings outstanding as of October 2, 2004.

Interest Income

Interest income consists of interest earned on our cash balances in various types of interest bearing accounts, and interest earned on investments in short-term marketable securities. Interest income was $454,000 for the year ended October 2, 2004, an increase of $204,000 compared to $250,000 for the year ended September 27, 2003. This increase was attributable to the increase in cash equivalents between periods primarily as a result of cash flows from operations and the proceeds received from our stock offering which was completed in July 2003.

Amortization of Intangible Assets

We adopted SFAS 142 on September 29, 2002, and discontinued amortization of goodwill at that time. Intangible asset amortization for the year ended October 2, 2004 totaled $0.7 million almost entirely related to intangible assets acquired from IDS.

Income Taxes

Income tax expense consists of current and deferred federal and state income taxes. Income tax expense was $2.1 million for the year ended October 2, 2004, compared to $5.0 million for the year ended September 27, 2003. The effective tax rate was approximately 31% for the year ended October 2, 2004, compared to approximately 33% for the year ended September 27, 2003. The decrease in the effective tax rate in 2004 was a result of additional available research and development credits.

In October 2004, President Bush signed into law the Working Families Tax Relief Act of 2004 (the “2004 Act”). Included as part of the 2004 Act is a provision that reinstates the research tax credit that expired on June 30, 2004. The reinstatement is retroactive in June 30, 2004; however, since the 2004 Act was signed subsequent to October 2, 2004, research tax credits subsequent to June 30, 2004 will be recognized in the Company’s first quarter of fiscal 2005. This amount is not expected to be material.

In October 2004, Congress passed the American Jobs Creation Act of 2004 (the “Act”), which will eliminate the extraterritorial income exclusion, and will provide a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities, referred to as the manufacturer deduction. The extraterritorial income exclusion will be phased out through 2006, and the manufacturer deduction will be phased in through 2010. The Company does not believe the Act will have a significant impact on its effective rate in 2005.

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

Approximately $12.8 million, or 25%, of 2003 net sales for our display segment came from Garmin, while GE Medical accounted for approximately $7.7 million, or 15%, of 2003 display segment sales. As expected, our sales to Garmin and GE Medical declined significantly during fiscal 2004 due to a shift in their manufacturing strategies.

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

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $6.0 million for the year ended September 27, 2003, an increase of $1.7 million, or approximately 40%, from $4.3 million for the year ended September 28, 2002. This increase was attributable to increases of $1.0 million in the microelectronic segment and $0.7 million in the display segment. The year ended September 27, 2003 included $0.6 million of research and development expenses for IDS.

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

Interest Income

Interest income consists of interest earned on our cash balances in various types of interest bearing accounts, and interest earned on investments in short-term marketable securities. Interest income was $250,000 for the year ended September 27, 2003; an increase of $85,000 compared to $165,000 for the year ended September 28, 2002. This increase was attributable to the increase in cash equivalents between periods primarily as a result of cash flows from operations, and the proceeds received from our stock offering which was completed in July 2003.

Amortization of Goodwill and Intangible Assets

We adopted SFAS 142 on September 29, 2002 and discontinued amortization of goodwill at that time. Goodwill amortization for the year ended September 28, 2002 totaled $1.5 million.

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

Liquidity and Capital Resources

Cash on hand as of October 2, 2004 totaled approximately $38.0 million and was primarily invested in a money market account. During fiscal year 2004, cash provided by operating activities was approximately $4.2 million versus $18.0 million in fiscal 2003. The decrease in cash provided by operating activities of $13.6 million was primarily due to lower net income of $5.3 million, an increase in inventory by $6.0 million, and fewer stock options being exercised which lowered the tax benefit by $2.4 million. Depreciation and amortization totaled approximately $4.4 million for fiscal 2004.

Accounts receivable decreased approximately $0.7 million from fiscal year 2003. However, days-sales-outstanding at October 2, 2004 was 64 days, which was higher than the 57 days at September 27, 2003 due to revised terms to some of our customers in fiscal year 2004.

Inventories increased approximately $6.0 million from fiscal year 2003. Inventory of approximately $24.7 million as of October 2, 2004 represents 117 days of inventory on hand, an increase from 93 days on hand at September 27, 2003. Inventory levels are based on projected production requirements for the first half of fiscal 2005.

Accounts payable as of October 2, 2004 were approximately $1.0 million higher than at the end of fiscal 2003 due primarily to the timing of inventory purchases. Accrued expenses as of October 2, 2004 decreased approximately $3.5 million from the end of fiscal 2003. The decrease in accrued expenses was mainly due to a $1.4 million decrease in deferred revenue, a $1.1 million decrease in accrued salaries and benefits due in part to the severance accrual as a result of the closure of our Massachusetts facility and the timing of payroll, a $0.3 million decrease in accrued commissions, and a $0.4 million lower income tax payable than last year. Deferred revenue at October 2, 2004 was approximately $1.6 million, and consisted of approximately $1.4 million of advance payments from customers and approximately $0.2 million of revenue relating to inventory held at a reseller.

We maintain a pension plan for eligible union employees at our Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. Mainly because of a lower discount rate used to value expected future benefit obligations, the pension plan is currently under funded by approximately $0.5 million. See Note 12 to the consolidated financial statements for additional information. We expect to fund our pension obligation through expected returns on plan assets and Company contributions to the plan over the next several years. Actual contributions will be dependent on the actual investment returns during that period. During fiscal 2004, we did not contribute to the plan. We believe that funding the plan over the next several years will not significantly impact our liquidity.

Purchases of property, plant and equipment for the year ended October 2, 2004 totaled approximately $2.3 million. Approximately $1.1 million was spent on production equipment for our microelectronic manufacturing facilities. In addition, approximately $1.2 million was spent on production equipment for our display and interface products manufacturing facilities. In connection with the decision to consolidate the Phoenix locations, we have put the Flower Street land and building on the market and entered into a new ten-year lease in the headquarters building. We expect to incur approximately $3.5 million in capital expenditures for tenant improvements. We expect proceeds from the sale to exceed our net book value, approximately $2.2 million as of October 2, 2004. However, we do not expect any ultimate gain or loss to have a significant impact on our consolidated results of operations.

We have a $12.0 million revolving line of credit with Bank One. Borrowings under the line of credit bear interest at either the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the Bank One “prime rate”. The line of credit was renewed on March 19, 2004 for an additional two years, at similar terms and conditions as the previous credit facility, and now expires March 28, 2006. As of October 2, 2004, there were no borrowings against the line of credit and we have not borrowed against the line of credit since April 2003.

An additional $0.9 million of cash was received pursuant to common stock options exercised and shares purchased through our employee stock purchase plan throughout fiscal year 2004.

We are in compliance with all material debt covenant requirements of our loan agreement. We believe that our existing sources of liquidity, including expected cash flows from operating activities, existing cash balances, and existing credit facilities will satisfy our cash requirements for at least the next twelve months.

Contractual Obligations

We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Payments due by Period as of October 2, 2004
	(in thousands)
		Less than			After
	Total	1 year	1 - 3 years	4 - 5 years	5 years
Operating leases	$3,837	$1,085	$2,054	$698	$—
Pension funding (1)	—	—	—	—	—

Total Contractual Cash Obligations	$3,837	$1,085	$2,054	$698	$—

(1) The Company is committed to meeting the annual minimum funding requirements relating to our pension plan. The Company cannot estimate expected minimum funding requirements at this time. The Company may also make contributions to the pension fund in excess of the minimum funding requirements during any year. See Note 12 to the Consolidated Financial Statements for additional information regarding the pension fund.

Contingencies

On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors. The complaints allege, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, in violation of the federal securities laws. The complaints seek unspecified monetary damages. The Court has consolidated the four cases into one action. Plaintiffs’ motion for appointment of lead plaintiffs and lead counsel is under submission with the Court. We believe the claims made in the complaints are without merit and we intend to vigorously defend ourselves in these matters. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse affect on our consolidated results of operations, liquidity or financial condition.

On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, el al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, el al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company is also named as a nominal defendant in both actions. The complaints allege that between January 2003 and the present, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints allege claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment. The complaints seek unspecified damages, equitable relief, and restitution as against the individual defendants. The Company believes the claims made in the complaints are without merit and intends to vigorously defend these actions. On October 22, 2004, the Company moved to dismiss both actions and, in the alternative, moved to stay the Christ action. The motion is pending. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse affect on our consolidated results of operations, liquidity or financial condition.

In addition, from time to time, we are subject to claims and litigation incident to our business. There are currently no such material, pending proceedings to which we are a party.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46R, “Consolidation of Variable Interest Entities – an interpretation of ARB 51.” This Interpretation, which replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, provides guidance on the identification of entities of which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). Special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of this Interpretation. Otherwise, application of this Interpretation (or Interpretation 46) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying this Interpretation. The implementation of this Interpretation did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, FASB issued SFAS 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of abnormal. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The implementation of this Statement is not expected to have a material impact on the Company’s financial condition or results of operations.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of October 2, 2004, we had no borrowings on our revolving line of credit with Bank One. Should we borrow against the line, interest charged on these borrowings would be at either the bank’s prime rate or LIBOR plus 1.5%. During fiscal 2004, the bank’s prime rate averaged 4.25% and was 4.75% as of October 2, 2004.

We are subject to changes in the prime rate based on Federal Reserve actions and general market interest fluctuations. We are also subject to fluctuations in the LIBOR rate. As of October 2, 2004, the LIBOR rate was approximately 2.17%. Should we begin borrowing against the credit line, annual interest expense (at 4.75%) would be approximately $47,500 for every $1.0 million borrowed. A hypothetical increased rate change of 1% would increase interest expense by approximately $10,000 per $1.0 million borrowed on an annual basis. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations, liquidity or financial position.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the fiscal year ended October 2, 2004, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

On November 5, 2004, we entered into an amendment of our headquarter lease located on E. University Drive in Phoenix with Gus Enterprises-XII, L.L.C., as landlord, to add another 31,000 square feet of space in our headquarter facility which will be improved to accommodate the additional manufacturing being relocated. Our amended headquarter lease will cover up to approximately 74,000 square feet. The lease term will expire on July 31, 2015 and is subject to two five-year renewal options. Our monthly base rent amount will continue to be $37,945 through May 2005, $65,619 from June 2005 to May 2007, $68,863 from June 2007 to May 2009, $72,254 from June 2009 to May 2011, $75,941 from June 2011 to May 2013, and $79,627 from June 2013 to July 2015. A copy of the amendment is filed as an Exhibit to this report.

On December 14, 2004, we entered into a new employment agreement with Mr. Shokrgozar, who is employed as our President and Chief Executive Officer. Mr. Shokrgozar’s agreement provides a term ending December 13, 2007, and renews automatically for subsequent two-year terms unless 90 days prior to the renewal date, either we or Mr. Shokrgozar notifies the other of its intention not to renew. The agreement provides for an annual base salary of $500,000, which may be increased at the discretion of our Compensation Committee, an annual bonus to be determined by our Compensation Committee and participation by Mr. Shokrgozar in our fringe benefit programs generally available to our senior executives. In the event of a termination for cause, we are required to pay Mr. Shokrgozar only his unpaid salary and those amounts earned by or accrued for his benefit under our plans to the date of termination. In the event of a termination without cause, or if we elect not to renew the agreement, we are required to pay to Mr. Shokrgozar a lump sum severance payment equal to two times the sum of Mr. Shokrgozar’s highest annual base salary and highest annual bonus/incentive compensation. The agreement also provides in such circumstance for the continuation of his benefits for a period of at least 18 months, provision of executive-level outplacement services and the immediate vesting of his options then exercisable for a period of 18 months after termination. Mr. Shokrgozar’s agreement includes special provisions in the event of a “Change in Control” (as defined in the agreement). Specifically, Mr. Shokrgozar’s employment term would automatically extend for a period of 18 months. During that term, Mr. Shokrgozar could terminate his agreement if his duties were materially changed, his annual compensation was decreased, he was required to relocate or if our successor failed to assume our obligation under the agreement. In the event of such a termination, Mr. Shokrgozar is entitled to a lump sum severance payment equal to three times his highest annual base salary and highest annual bonus/incentive compensation as well as the continuing benefits provided in the event of a termination without cause by us. A copy of the agreement is filed as an Exhibit to this report.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item for our directors is set forth in our Proxy Statement (which will be filed with the Securities Exchange Commission no later than 120 days following our 2004 fiscal year-end) relating to our annual meeting of shareholders to be held on March 10, 2005 (the “2005 Proxy Statement”), under the heading “Election of Directors” and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by this reference as if set forth in full.

The information required by this Item for our executive officers is set forth under Part I, Item 1, of this Annual Report on Form 10-K, under the subheading “Executive Officers of the Company”.

We have adopted a Code of Ethics and Business Conduct that applies to all of our executive officers, corporate controller and division controllers. A copy of the Code of Ethics and Business Conduct is posted on our internet web site at www.wedc.com. If we make any amendment to, or grant any waivers of, a provision of the Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer, corporate controller or division controllers where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on our internet web site.

ITEM 11 EXECUTIVE COMPENSATION

The information required by this Item is set forth in the 2005 Proxy Statement under the heading “Executive Compensation” and is incorporated herein by this reference as if set forth in full. The information set forth under the headings “Report of the Compensation Committee” and “Stock Price Performance Graph” contained in the 2005 Proxy Statement are not incorporated herein by this reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K under this Item is set forth in the 2005 Proxy Statement under the heading “Principal Shareholders” and under the heading “Security Ownership by Management” and is incorporated herein by reference as if set forth in full.

Equity Compensation Plan Information

The following table provides information as of October 2, 2004, with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

	Number of securities to be	Weighted average exercise
	issued upon exercise of	price of outstanding	Number of securities
	outstanding options,	options, warrants, and	remaining available for
Plan category	warrants and rights	rights	future issuance
Equity compensation plans approved by security holders (1)	1,242,014	$4.03	1,257,996

Equity compensation plans not approved by security holders (2)	974,471	$4.68	183,715

Total	2,216,485	$4.32	1,441,711

(1) Equity compensation plans approved by security holders include approved stock option plans and the approved employee stock purchase plan.

(2) Equity compensation plans not approved by security holders include the following plans:

Shokrgozar Plan — During fiscal 2000, the Company’s Board of Directors approved an independent grant to M r. Shokrgozar for a nonqualified stock option to purchase up to 125,000 shares of common stock at an exercise price of $2.75 per share, vesting over four years. At October 2, 2004, 125,000 shares from this independent option right were still under option.

2000 Broad Based Non-qualified Stock Plan — During fiscal 2001, the Company’s Board of Directors approved the 2000 Broad Based Non-qualified Stock Plan, which provides for the issuance of options to purchase shares of Common Stock at an exercise price equal to the fair market value at the date of grant. As of October 2, 2004, 183,715 shares were available for grant and 597,532 granted options were unexercised.

IDS Plan — The Company assumed the IDS Stock Option Plan and 169,000 warrants with the acquisition of IDS in January, 2003. As of October 2, 2004, 83,089 granted options were unexercised and no shares were available for grant, and all of the warrants were unexercised.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the 2005 Proxy Statement under the heading “Certain Transactions” and under the heading “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by this reference as if set forth in full.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in the 2005 Proxy Statement under the heading “Independent Registered Public Accounting Firm’s Fees and Services” and is incorporated herein by this reference as if set forth in full.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

INDEX TO FINANCIAL STATEMENT SCHEDULES

Financial Schedule	Page
Schedule II Valuation and Qualifying Accounts and Reserves	69

(a)(3) Exhibits

2.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)

2.2	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4 filed on June 11, 1998, Registration No. 333-56565).

2.3	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

2.4	Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp., and Interface Data, Systems, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 24, 2003.

2.5	Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P. (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2001).

3.1	Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-3 filed June 2, 2003).

4.1	Shareholder Rights Agreement, effective December 6, 1996, (incorporated herein by reference to Exhibit 5 on Form 8-K, filed on December 19, 1996).

4.2	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.1	Agreement to be Bound by Registration Rights Agreements, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4, filed on Jun 11, 1998, Registration No. 333-56565).

** 10.2	Agreement to be Bound by Severance Agreements and Employment Agreement, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.3	1994 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of Shareholders).

10.4	Amendment to Company’s 1994 Flexible Stock Plan, effective May 7, 2001 (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60544).

10.5	Revolving Credit and Term Loan Agreement by and between Bank One, Texas and White Electronic Designs Corporation, an Indiana Corporation, dated January 7, 2000. (Incorporated herein by reference to Exhibit 10.27 to the Company’s 10-Q for the quarter ended January 1, 2000).

10.6	First Amendment to Revolving Credit Agreement by and between Bank One effective as of June 3, 2000; Promissory Note effective June 3, 2000, Notice of Final Agreement effective June 3, 2000 (incorporated herein by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.7	Third Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 28, 2002 (incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2002).

10.8	Fourth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective January 13, 2003 (incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2003).

10.9	Fifth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 13, 2003 (incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2003).

10.10	Term Loan Agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 13, 2003 (incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2003).

10.11	Modification letter to term loan agreement between Bank One N.A. and White Electronic Designs Corporation, effective April 24, 2003 (incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2003).

**10.12	White Electronic Designs Corporation 2001 Director Stock Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60536).

**10.13	White Electronic Designs Corporation 2000 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed May 9, 2001, Registration No. 333-60546).

**10.14	Amendment to Company’s Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60548).

**10.15	White Electronic Designs Corporation 2000 Broad Based Employee Stock Option Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60542).

**10.16	Executive Employment Agreement made as of December 14, 2004 between White Electronic Designs Corporation and Hamid R. Shokrgozar.

**10.17	Non-Qualified Stock Option Agreement between White Electronic Designs Corporation and Donald McGuinness dated December 3, 1998 (incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on December 23, 2002).

**10.18	Non-Qualified Stock Option Agreement between White Electronic Designs Corporation and Hamid Shokrgozar dated November 10, 1999 (incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on December 23, 2002).

10.19	Industrial Real Estate Lease dated February 4, 1997 between Bowmar Instrument Corp., as tenant, and Allred Phoenix Properties, L.L.C., as landlord (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

10.20	Sixth Modification Agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 19, 2004 (incorporated here in by reference to Exhibit 10.1 on Form 10-Q, filed on May 14, 2004).

*10.21	First Amendment to certain Industrial Real Estate Lease dated February 4, 1997 between White Electronic Designs Corporation (as successor - in - interest of Bowmar Instrument Corp.) and Gus Enterprises - XII, L.L.C. (as successor - in - interest of Allred Phoenix Properties, L.L.C.) dated November 5, 2004.

*21.1	Subsidiaries of White Electronic Designs Corporation.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management compensatory contract, plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

Date:	December 16, 2004	/s/ Roger A. Derse

Roger A. Derse
Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

/s/Hamid R. Shokrgozar	/s/Edward A. White

Hamid R. Shokrgozar	Edward A. White
President, Chief Executive Officer and Chairman of the Board	Vice Chairman of the Board of Directors

Date: December 16, 2004	Date: December 16, 2004

/s/Thomas M. Reahard	/s/Thomas J. Toy

Thomas M. Reahard	Thomas J. Toy
Director	Director
Date: December 16, 2004	Date: December 16, 2004

/s/Jack A. Henry	/s/ Roger A. Derse

Jack A. Henry	Roger A. Derse
Director	Chief Financial Officer, Secretary and Treasurer
Date: December 16, 2004	Date: December 16, 2004

/s/Paul D. Quadros
Paul D. Quadros
Director
Date: December 16, 2004

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
White Electronic Designs Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of White Electronic Designs Corporation and its subsidiaries at October 2, 2004 and September 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the Company changed its method of accounting for goodwill and other intangible assets effective September 29, 2002.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
December 14, 2004

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share data)

	October 2,	September 27,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$38,030	$30,176
Marketable securities	—	5,080
Accounts receivable, less allowance for doubtful accounts of $560 and $397	19,039	19,689
Inventories, net	24,744	18,718
Prepaid expenses and other current assets	1,584	1,727
Deferred income taxes	4,652	5,222

Total Current Assets	88,049	80,612
Property, plant and equipment, net	13,975	15,689
Goodwill	17,105	17,040
Intangible assets	5,643	6,310
Other assets, net	128	155

Total Assets	$124,900	$119,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,070	$8,074
Accrued salaries and benefits	1,396	2,496
Accrued expenses	2,258	3,251
Deferred revenue	1,646	3,048

Total Current Liabilities	14,370	16,869
Accrued long-term pension liability	522	712
Deferred income taxes	1,175	503
Other long term liabilities	1,618	694

Total Liabilities	17,685	18,778

Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 24,335,310 and 24,067,184 shares issued	2,433	2,406
Treasury stock, 44,442 and 44,442 shares, at cost	(4)	(4)
Additional paid-in capital	90,347	89,129
Unearned compensation	(8)	(34)
Retained earnings	14,664	9,857
Accumulated other comprehensive loss	(217)	(326)

Total Shareholders’ Equity	107,215	101,028

Total Liabilities and Shareholders’ Equity	$124,900	$119,806

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

(In thousands of dollars, except share data and per share data)

	Year ended
	October 2,	September 27,	September 28,
	2004	2003	2002
Net sales	$108,962	$113,534	$90,458
Cost of sales	77,297	74,847	61,558

Gross profit	31,665	38,687	28,900

Operating expenses:
Selling, general and administrative	18,498	16,607	13,939
Research and development	6,036	6,015	4,264
Amortization of goodwill	—	—	1,503
Amortization of intangible assets	641	1,106	84

Total operating expenses	25,175	23,728	19,790

Operating income	6,490	14,959	9,110
Interest expense	2	88	147
Interest (income)	(454)	(250)	(165)

Income before income taxes	6,942	15,121	9,128
Provision for income taxes	2,135	4,971	388

Net income	$4,807	$10,150	$8,740

Earnings per share — basic	$0.20	$0.48	$0.44

Earnings per share — diluted	$0.19	$0.44	$0.42

Weighted average number of common shares and equivalents:
Basic	24,201,436	21,320,307	19,815,162
Diluted	25,001,906	22,920,209	20,922,434

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands of dollars, except share data)

				Additional
	Common	Common	Treasury	Paid-in
	Shares	Stock	Stock	Capital
Balance, September 29, 2001	19,594,124	$1,959	$(4)	$50,858

Net income
Minimum pension liability
Comprehensive income
Stock options exercised	343,585	35		689
Common stock issued through employee stock purchase plan	43,646	4		185
Common stock issued for Panelview acquisition	110,187	11		1,005
Tax benefits related to exercise of stock options				576

Balance, September 28, 2002	20,091,542	$2,009	$(4)	$53,313

Net income
Minimum pension liability
Comprehensive income
Stock options exercised	964,963	96		2,127
Common stock issued in public offering	2,402,874	240		21,718
Common stock issued through employee stock purchase plan	30,210	3		193
Common stock issued for IDS acquisition	577,595	58		4,557
Options and warrants issued for IDS acquisition				4,457
Stock compensation earned during the year
Tax benefits related to exercise of stock options				2,764

Balance, September 27, 2003	24,067,184	$2,406	$(4)	$89,129

Net income
Minimum pension liability
Comprehensive income
Stock options exercised	220,956	22		575
Common stock issued through employee stock purchase plan	47,170	5		264
Stock compensation earned during the year
Tax benefits related to exercise of stock options				379

Balance, October 2, 2004	24,335,310	$2,433	$(4)	$90,347

		Retained Earnings	Accumulated	Total
	Unearned	(Accumulated	Other Compre-	Shareholders’
	Compensation	Deficit)	hensive Loss	Equity
Balance, September 29, 2001		$(9,033)	$—	$43,780

Net income		8,740		8,740
Minimum pension liability			(255)	(255)

Comprehensive income				8,485

Stock options exercised				724
Common stock issued through employee stock purchase plan				190
Common stock issued for Panelview acquisition				1,016
Tax benefits related to exercise of stock options				576

Balance, September 28, 2002		$(293)	$(255)	$54,770

Net income		10,150		10,150
Minimum pension liability			(71)	(71)

Comprehensive income				10,079

Stock options exercised				2,223
Common stock issued in public offering				21,958
Common stock issued through employee stock purchase plan				196
Common stock issued for IDS acquisition				4,615
Options and warrants issued for IDS acquisition	(51)			4,406
Stock compensation earned during the year	17			17
Tax benefits related to exercise of stock options				2,764

Balance, September 27, 2003	$(34)	$9,857	$(326)	$101,028

Net income		4,807		4,807
Minimum pension liability			109	109

Comprehensive income				4,916

Stock options exercised				597
Common stock issued through employee stock purchase plan				269
Stock compensation earned during the year	26			26
Tax benefits related to exercise of stock options				379

Balance, October 2, 2004	$(8)	$14,664	$(217)	$107,215

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	October 2,	September 27,	September 28,
	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$4,807	$10,150	$8,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,416	4,846	3,814
Amortization of premium on marketable securities	80	—	—
Premium on marketable securities	(120)	—	—
Deferred income tax expense (benefit)	1,188	32	(2,285)
Tax benefits related to exercise of stock options	379	2,764	576
Loss on sale of property, plant, and equipment	264	52	2
Net changes in balance sheet accounts:
Accounts receivable	650	(1,607)	(896)
Inventories	(6,026)	(43)	600
Prepaid expenses	143	(1,073)	19
Other assets	(40)	794	12
Accounts payable	996	1,026	239
Accrued expenses	(3,494)	1,042	2,289
Other long-term liabilities	924	(8)	(646)

Net cash provided by operating activities	$4,167	$17,975	$12,464

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,299)	(3,862)	(4,798)
Cash received in sale of property, plant, and equipment	—	—	3
Purchase of marketable securities	—	(5,080)	—
Proceeds from maturity of marketable security	5,120	—	—
Cash payments for acquisition, net of cash acquired	—	(8,391)	—

Net cash provided by (used in) investing activities	$2,821	$(17,333)	$(4,795)

FINANCING ACTIVITIES:
Borrowings on line of credit	—	6,128	—
Repayments on line of credit	—	(6,128)	—
Borrowings of long-term debt	—	6,000	3,083
Repayments of long-term debt	—	(12,940)	(4,601)
Common stock issued for exercise of options	598	2,223	724
Common stock issued in public offering	—	21,958	—
Common stock issued through employee purchase plan	268	196	190

Net cash provided by (used in) financing activities	$866	$17,437	$(604)

Net change in cash	7,854	18,079	7,065
Cash at beginning of year	30,176	12,097	5,032

Cash at end of year	$38,030	$30,176	$12,097

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2	$88	$147
Cash paid for income taxes	$167	$3,911	$2,277
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition	$—	$4,615	$1,016
Options and warrants issued for acquisition	$—	$4,457	$—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Marketable securities at September 27, 2003 consisted of a short-term corporate note which matured on January 30, 2004. It was recorded at cost which approximated fair value.

e.	Inventories

Inventories are valued at the lower of cost or market with cost determined using the average or standard cost methods, with standard costs approximating actual costs.

f.	Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is determined on a straight-line basis over the estimated useful lives ranging from 5 to 20 years for buildings and improvements and 3 to 7 years for machinery and equipment. Leasehold improvements are amortized over the lives of the leases or estimated useful lives of the assets, whichever is shorter. When assets are sold or otherwise retired, the cost and accumulated depreciation are removed from the books and the resulting gain or loss is included in operating results. The Company, upon triggering events, evaluates the carrying value of its property, plant, and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, based upon the estimated cash flows to be generated by the related assets.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

g.	Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets”, and was effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested annually for impairment (and in interim periods if events or circumstances indicate that the related carrying amount may be impaired), require that reporting units be identified for purposes of assessing potential impairments, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

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

As of October 2, 2004 and September 27, 2003 the Company completed the first step impairment tests for the goodwill relating to its Panelview and IDS reporting units. The fair value of each reporting unit exceeded the related carrying value and, therefore, impairments of the related goodwill were not indicated. If actual cash flows for these reporting units are less than projected, the related goodwill may become impaired and an impairment charge will be required.

Goodwill recorded was $17.1 million and $17.0 million at October 2, 2004 and September 27, 2003, respectively. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years.

     Pro forma net income for fiscal year 2002 excluding goodwill amortization is as follows (in thousands of dollars, except per share data):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year
2002
Net income — as reported	$8,740
Add back: goodwill amortization expense, net of tax effect	932

Net income — as adjusted	$9,672

Earnings per share — basic:
Reported net income	$0.44
Goodwill amortization	0.05

Adjusted earnings per share-basic	$0.49

Earnings per share — diluted:
Reported net income	$0.42
Goodwill amortization	0.04

Adjusted earnings per share-diluted	$0.46

h.	Product Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. The Company establishes a reserve for warranty obligations based on its historical warranty experience.

i.	Revenue Recognition

The Company sells its microelectronic and display products primarily to military prime contractors and commercial original equipment manufacturers. A small portion of the Company’s products are also sold through distributors or resellers. The Company recognizes revenue on product sales when persuasive evidence of an arrangement with the customer exists, title to the product has passed to the customer, which usually occurs at time of shipment, the sales price is fixed or determinable, and collectibility of the related billing is reasonably assured. Advance payments from customers are deferred and recognized when the related products are shipped. Revenue relating to products sold to distributors or resellers who either have return rights or where the Company has a history of accepting product returns are deferred and recognized when the distributor or reseller sells the product to the end customer. The Company also provides limited design services pursuant to related customer purchase orders and recognizes the associated revenue generally as such services are performed. However, it may be deferred until certain elements are completed. The Company may from time to time enter into certain arrangements that contain multiple elements such as performing limited design services accompanied with follow-on manufacturing of related products. The Company allocates revenue to the elements based on relative fair value, and recognizes revenue for each element when the there is evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Arrangements with multiple elements that are not considered separate units of accounting require deferral of revenue until certain other elements have been delivered or the services have been performed. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts to cover potential credit losses relating to its trade accounts receivable. The allowance is based on the Company’s historical collection experience as well as an analysis of specific past due accounts. Write-offs against the allowance totaled approximately $170,000 in fiscal 2004, $145,000 in fiscal 2003 and $209,000 in fiscal 2002. The Company’s contracts with military prime contractors provide that they may be terminated at the convenience of the U.S. Government. Upon such termination, the Company is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs incurred and allocable to the contract and an allowance for profit on the allowable costs incurred or adjustment for loss if completion of performance would have resulted in a loss.

j.	Shipping Costs

Shipping costs include charges associated with delivery of goods from the Company’s facilities to its customers and are reflected in costs of goods sold. Shipping costs paid to the Company by our customers are classified as revenue.

k.	Research and Development

Research and development costs are expensed as incurred.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

l.	Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carry forwards.

m.	Fair Value of Financial Instruments

The Company values financial instruments as required by SFAS 107, “Disclosures about Fair Value of Financial Instruments.” The carrying amounts of cash and cash equivalents and bank notes payable approximate fair value due to the short maturity of those instruments. The carrying amounts of account receivables and accounts payable approximate their fair value due to the relatively short maturity of these items.

n.	Accounting Estimates

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

o.	Earnings per Share

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

A reconciliation of the numerator and denominator of basic and diluted earnings per share is as follows:

	2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Earnings per share-basic
Net Income	$4,807,000	24,201,436	$0.20

Earnings available to common stockholders	$4,807,000	24,201,436	$0.20
Effects of Dilutive Securities
Stock options and warrants		800,470	$(0.01)

Earnings per share-diluted
Earnings available to common stockholders	$4,807,000	25,001,906	$0.19

Options excluded from the calculation of diluted earnings per share were 333,000, as the exercise price of those options was greater than the rice for the period.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2003
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Earnings per share-basic
Net Income	$10,150,000	21,320,307	$0.48

Earnings available to common stockholders	$10,150,000	21,320,307	$0.48
Effects of Dilutive Securities
Stock options		1,599,902	$(0.04)

Earnings per share-diluted
Earnings available to common stockholders	$10,150,000	22,920,209	$0.44

Options excluded from the calculation of diluted earnings per share were 156,000, as the exercise price of those options was greater than the price for the period.

	2002
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Earnings per share-basic
Net Income	$8,740,000	19,815,162	$0.44

Earnings available to common stockholders	$8,740,000	19,815,162	$0.44
Effects of Dilutive Securities
Stock options		1,107,272	$(0.02)

Earnings per share — diluted
Earnings available to common stockholders	$8,740,000	20,922,434	$0.42

Options excluded from the calculation of diluted earnings per share were 366,000, as the exercise price of those options was greater than the average share price for the period.

p.	Stock-Based Compensation

The Company accounts for employee stock options relating to its common stock in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and provides the pro forma disclosures required by SFAS 123 “Accounting for Stock Based Compensation” (“SFAS 123”).

Had the Company determined employee stock compensation expense in accordance with SFAS 123, the Company’s net income for fiscal years 2004, 2003, and 2002 would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share data):

Net income — as reported	$4,807	$10,150	$8,740
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(730)	(988)	(1,895)

Net income — pro forma	$4,077	$9,162	$6,845

Earnings per share-basic as reported	$0.20	$0.48	$0.44
Earnings per share-basic pro forma	$0.17	$0.43	$0.35

Earnings per share-diluted as reported	$0.19	$0.44	$0.42
Earnings per share-diluted pro forma	$0.16	$0.40	$0.33

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant has been determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Employee Stock Options	2004	2003	2002
Expected options term (years)	4.7	5.0	6.3
Risk free interest rate	3.35%	2.98%	4.75%
Volatility	81%	92%	146%

Employee Stock Purchase Plan	2004	2003	2002
Expected options term (years)	0.5	0.5	0.5
Risk free interest rate	1.79%	0.94%	2.00%
Volatility	58%	50%	55%

The weighted-average estimated fair value of employee stock options granted during fiscal years 2004, 2003 and 2002 was $7.33, $6.55, and $5.94 per share, respectively. The weighted-average estimated fair value of the discount on the shares sold under the Employee Stock Purchase Plan during fiscal years 2004, 2003 and 2002 was $1.05, $1.14 and $0.77, respectively.

q.	Newly Issued Accounting Standards

In December 2003, FASB issued FIN No. 46R, “Consolidation of Variable Interest Entities – an interpretation of ARB 51.” This Interpretation, which replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, provides guidance on the identification of entities of which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). Special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of this Interpretation. Otherwise, application of this Interpretation (or Interpretation 46) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying this Interpretation. The implementation of this Interpretation did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, FASB issued SFAS 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of abnormal. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statements shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The implementation of this Statement is not expected to have a material impact on the Company’s financial condition or results of operations.

3. MERGER AND ACQUISITIONS

On January 22, 2003, the Company acquired the outstanding stock of Interface Data Systems, Inc. (“IDS”), a privately held corporation headquartered in Phoenix, Arizona. IDS designs and manufactures membrane keypads, silver flexible circuits, graphic overlays, sensors, electro luminescent lamps, control panels, keypad/controller assemblies, and handheld and desktop electronic devices for original equipment manufacturers. IDS sells to the home appliance, consumer electronics, industrial process controls, medical and communications markets. IDS has manufacturing facilities in Phoenix, Arizona and Columbus, Ohio and has strategic manufacturing alliances in China and Taiwan. The acquisition of IDS expanded the Company’s product offerings and allows the Company to provide system and subsystem level solutions to its customers.

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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited pro forma statement of income information gives effect to the IDS acquisition as if it had occurred at the beginning of each period presented. The pro forma information is included only for purposes of illustration, and does not necessarily indicate what the Company’s operating results would have been had the acquisition of IDS been completed on the date indicated.

(In thousands of dollars, except per share data)
	Year ended
	September 27,	September 28,
	2003	2002
Net sales	$120,767	$116,267

Net income	$9,722	$8,213

Earnings per share-basic	$0.45	$0.40
Earnings per share-diluted	$0.42	$0.38

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4. PLANT CLOSURE

Subsequent to October 2, 2004, the Company announced that it would be closing the Flower Street building in Phoenix, Arizona (acquired as part of the IDS acquisition) within the next twelve months and relocating employees and the machinery and equipment to the Company’s leased facility in the headquarters building. On November 5, 2004 the Company entered into an amendment of its headquarter lease located on E. University Drive in Phoenix with Gus Enterprise - XII, L.L.C., as landlord, to add another 31,000 square feet of space in this facility which will be improved to accommodate the additional manufacturing being relocated. The amended headquarter’s lease will cover up to approximately 74,000 square feet. The lease term will expire on July 31, 2015 and is subject to two five-year renewal options. The monthly base rent amount will continue to be $37,945 through May 2005, $65,619 from June 2005 to May 2007, $68,863 from June 2007 to May 2009, $72,254 from June 2009 to May 2011, $75,941 from June 2011 to May 2013, and $79,627 from June 2013 to July 2015. The Company does not expect moving and rearrangement costs to be significant and expects to incur approximately $3.5 million in capital expenditures for the leasehold improvements. The Company intends to sell the Flower Street land and building and expects proceeds from the sale to exceed the net book value based on a recent market appraisal it has obtained. However, the Company does not expect any ultimate gain or loss to have a significant impact on the consolidated results of operations. The consolidation is expected to be completed in the first quarter of fiscal 2006.

In May 2003, the Company announced plans to close its Marlboro, Massachusetts facility and move the related operations to the Company’s two Arizona facilities in an effort to reduce costs and consolidate the microelectronic segment. The move was substantially completed by September 27, 2003. The Company accelerated the depreciation of leasehold improvements at the Massachusetts’ facility so that such assets were fully depreciated by September 27, 2003. Remaining production assets were relocated to the Arizona facilities and will continue to be used. Therefore, a related impairment charge was not required. Approximately $250,000 of transition costs were incurred during fiscal 2004 to complete the relocation.

Employee severance expense of approximately $462,000 was recorded during 2003. The Company also recorded approximately $137,000 during 2003 related to the remaining building lease expense which has expired.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVENTORIES

Inventories consist of the following (in thousands of dollars):

	October 2, 2004	September 27, 2003
Gross inventories:
Raw materials	$17,059	$13,221
Work-in-process	7,583	6,286
Finished goods	4,451	4,069

Total gross inventories	29,093	23,576
Less reserve for excess and obsolete inventories	(4,349)	(4,858)

Total net inventories	$24,744	$18,718

Raw materials include approximately $1.4 million and $2.4 million at year end 2004 and 2003, respectively, for which the Company has received advance payment from the customer.

6. INTANGIBLE ASSETS AND GOODWILL

The Company’s acquired intangible assets, all of which are subject to amortization, consist of the following as of October 2, 2004 and September 27, 2003 (in thousands of dollars):

		Accumulated	Net
Intangible Assets	Gross Amount	Amortization	Amount
October 2, 2004
Customer relationships	$4,100	$(456)	$3,644
Existing technology	2,427	(760)	1,667
Other	1,199	(867)	332

Total intangible assets	$7,726	$(2,083)	$5,643

September 27, 2003
Customer relationships	$4,100	$(182)	$3,918
Existing technology	2,427	(553)	$1,874
Other	1,225	(707)	518

Total intangible assets	$7,752	$(1,442)	$6,310

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying amount of acquired intangible assets during fiscal 2004 and 2003 (in thousands of dollars):

	October 2, 2004	September 27, 2003
Balance at beginning of year	$6,310	$353
Additions	—	7,100
Change in intangible pension asset	(26)	(37)
Amortization	(641)	(1,106)

Balance at end of year	$5,643	$6,310

Estimated Aggregate Amortization Expense for the Next Five Fiscal Years (in thousands ):

2005	$607
2006	473
2007	473
2008	473
2009	473
Thereafter	2,945

$5,444

Changes in the carrying amount of goodwill for the years ended October 2, 2004 and September 27, 2003 are as follows (in thousands of dollars):

	Microelectronic	Display
	Segment	Segment	Total
Balance as of September 28, 2002	$17	$6,516	$6,533
Goodwill acquired - IDS acquisition	8,554	1,953	10,507

Balance as of September 27, 2003	8,571	8,469	17,040
Purchase price adjustment	65	—	65

Balance as of October 2, 2004	$8,636	$8,469	$17,105

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands of dollars):

	October 2, 2004	September 27, 2003
Land	$697	$697
Buildings and improvements	3,922	3,897
Machinery and equipment	15,774	14,254
Furniture and fixtures	3,227	2,820
Leasehold improvements	2,224	1,936
Construction in progress	60	719

Total, at cost	$25,904	$24,323
Less accumulated depreciation and amortization	(11,929)	(8,634)

Net property, plant, and equipment	$13,975	$15,689

Depreciation expense was $3.7 million, $3.7 million and $2.2 million for fiscal years 2004, 2003 and 2002, respectively. The net book value of the land and building related to the Flower Street location in Phoenix that is expected to be sold is approximately $2.2 million.

8. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands of dollars):

	October 2, 2004	September 27, 2003
Sales commissions	$895	$1,212
Income taxes	—	542
Warranty	640	783
Other accruals	723	714

Total accrued expenses	$2,258	$3,251

The following table summarizes activity in the warranty reserve for the years ended October 2, 2004 and September 27, 2003 (in thousands of dollars):

	October 2, 2004	September 27, 2003
Warranty reserve, September 27, 2003	$783	$798
Reduction of provision for warranty claims	(126)	(15)
Warranty claims charged against the reserve	(17)	—

Warranty reserve, October 2, 2004	$640	$783

9. LONG-TERM DEBT

The Company has a $12.0 million line of credit with Bank One that was renewed on March 19, 2004 for an additional two years, at similar terms and conditions as the previous credit facility and now expires March 28, 2006. Borrowings against the line are limited to eligible accounts receivable and inventories and bear interest at the Bank One “prime rate” or LIBOR plus 1.5%. A commitment fee of 0.25% is charged on the unused portion of the line. At October 2, 2004,

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

there were no borrowings outstanding against the line of credit and the Company has not borrowed against the line of credit since April 2003. The agreement requires the Company to maintain compliance with certain financial covenants and the Company is in material compliance with these covenants at October 2, 2004.

The weighted average interest rate on the Company’s borrowings for fiscal 2003 and 2002 was approximately 4.25% and 4.84%, respectively.

10. PUBLIC OFFERING OF COMMON STOCK

In July 2003, the Company completed a public offering of its common stock which resulted in net proceeds (after deducting underwriting discounts and commissions and offering expenses) of approximately $22.0 million. The Company initially sold 2,200,000 common shares on July 8, 2003 and an additional 202,874 shares on August 1, 2003, following the exercise by the underwriters of an over-allotment option. Two selling shareholders also participated in the offering and sold 2,772,126 shares of common stock held by them. The Company did not receive any proceeds from the sale of the selling shareholders’ shares. In July 2003, the Company used a portion of the proceeds from the offering to repay all outstanding amounts owing under its term loan with Bank One. The Company expects to use the remaining net proceeds for potential acquisitions and general corporate purposes, including expansion of research and development relating to new products and anti-tamper technology for microelectronic products.

11. INCOME TAXES

The provision for income taxes consists of the following (in thousands of dollars):

	2004	2003	2002
Current
Federal	$803	$4,252	$2,408
State	144	845	265

Total current	947	5,097	2,673

Deferred
Federal	1,190	(62)	(2,111)
State	(2)	(64)	(174)

Total deferred	1,188	(126)	(2,285)

Income tax provision	$2,135	$4,971	$388

During the fourth quarter of fiscal year 2002, the Company reversed its valuation allowance of $1.7 million relating to its net operating loss carry forwards, as the Company determined that it was more likely than not that it would realize the related deferred tax benefits. In addition, the Company reversed approximately $1.1 million of income tax reserves that had been recorded in previous years as a result of the completion of certain prior years’ tax returns.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the income tax provision calculated at the U.S. federal statutory tax rate of 34% to the actual tax provision is as follows (in thousands of dollars):

	2004	2003	2002
Income tax provision at statutory rate	$2,361	$5,141	$3,104
State taxes, net of federal benefit	257	559	365
Federal and state credits	(415)	(376)	(504)
Extraterritorial income exclusion	(30)	(377)	(365)
Non-deductible goodwill amortization	—	—	493
Valuation allowance and reserves	—	—	(2,773)
Other	(38)	24	68

Income tax provision	$2,135	$4,971	$388

The income tax effect of loss carryforwards, tax credit carryforwards and temporary differences between financial and tax reporting give rise to the deferred income tax assets and liabilities. Such deferred income tax assets and liabilities consisted of the following (in thousands of dollars):

	October 2, 2004	September 27, 2003
Deferred tax assets:
Tax credits	$1,070	$504
Allowance for doubtful accounts	220	158
Inventories	3,146	2,901
Deferred revenue	566	985
Accrued expenses and other liabilities	305	696
Pension	107	161
Net operating loss carry forwards	1,836	3,157

Deferred tax assets	$7,250	$8,562

Deferred tax liabilities:
Property, plant, and equipment	$(1,510)	$(1,386)
Intangible assets	(2,146)	(2,398)
Other	(117)	(59)

Deferred tax liabilities	$(3,773)	$(3,843)

Net deferred tax asset	$3,477	$4,719

As of October 2, 2004, the Company had federal net operating loss carryforwards of approximately $5.4 million, which expire at various dates through 2018. There were federal and state tax credit carryforwards of approximately $1.1 million as of October 2, 2004, which expire at various dates through 2019.

Ownership changes, as defined in Internal Revenue Code Section 382, have limited the amount of net operating loss and tax credit carryforwards that can be utilized by the Company annually to offset future taxable income and liability.

On October 4, 2004, President Bush signed into law the Working Families Tax Relief Act of 2004 (the “2004 Act”). Included as part of the 2004 Act is a provision that reinstates the research tax credit that expired on June 30, 2004. The reinstatement is retroactive to June 30, 2004; however, since the 2004 Act was signed subsequent to October 2, 2004, research tax credits subsequent to June 30, 2004 will be recognized in the Company’s first quarter of fiscal 2005. This amount is not expected to be material.

On October 11, 2004, Congress passed the American Jobs Creation Act of 2004 (the “Act”), which will eliminate the extraterritorial income exclusion, and will provide a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities, referred to as the manufacturer deduction. The extraterritorial income exclusion will be phased out through 2006, and the manufacturer deduction will be phased in through 2010. The Company does not believe the Act will have a significant impact on its effective rate in 2005.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. BENEFIT PLANS

Defined Benefit Plan

The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. Benefits are based primarily on a benefits multiplier and years of service. The Company funds an amount equal to the minimum funding required plus additional amounts which may be approved by the Company from time to time. Contributions were $0 in 2004 and $400,000 in 2003.

The expected long-term rate of return on plan assets is updated annually taking into consideration the related asset allocation, historical returns on the types of assets held in the plan, and the current economic environment. Based on these factors, the Company expects its plan assets to earn a long-term rate of return of 7.00%. Changes in the mix of plan assets could impact the amount of recorded pension income or expense, the funded status of the plan and the need for future cash contributions. The discount rate used to calculate the expected present value of future benefit obligations as of October 2, 2004 was 5.92%. The Company periodically reviews the plan asset mix, benchmark discount rate, expected rate of return and other actuarial assumptions and adjusts them as deemed necessary.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(In thousands of dollars)
	October 2,	September 27,
	2004	2003
Defined Benefit Plan
Reconciliation of Projected Benefit Obligation
Benefit obligation beginning of year	$3,087	$2,759
Service cost	56	56
Interest cost	172	175
Benefits paid	(142)	(130)
Actuarial (gain) loss	(88)	227

Benefit obligation end of year	3,085	3,087

Reconciliation of Fair Value of Plan Assets
Plan assets at fair market value beginning of year	$2,542	2,026
Actual return on plan assets	222	271
Employer contributions	—	400
Benefits paid	(142)	(130)
Expenses	(12)	(25)

Plan assets at fair market value end of year	$2,610	$2,542

Funded Status	$(475)	$(544)
Unrecognized prior service cost	199	225
Unrecognized actuarial loss	323	487

Net amount recognized	$47	$168

Amounts recognized in the consolidated balance sheet
Accrued benefit liability	(475)	(544)
Intangible assets	199	225
Accumulated other comprehensive income	323	487

Net amount recognized	$47	$168

	2004	2003	2002
Components of Net Periodic Benefit Cost (in thousands of dollars)
Service cost	$83	$82	$77
Interest cost	172	175	172
Expected return on market-related plan assets	(172)	(136)	(156)
Amortization of prior service cost	27	35	38
Recognized actuarial loss	11	14	—

Net periodic benefit cost	$121	$170	$131

	2004	2003	2002
Additional Information
Increase (decrease) in minimum liability included in other comprehensive income	(109)	71	255

The Company’s weighted-average assumptions used to determine net periodic benefit cost for the years ended October 2, 2004 and September 27, 2003 are as follows:

	October 2,	September 27,
	2004	2003
Weighted-Average Assumptions
Discount Rate	5.92%	5.87%
Expected return on plan assets	7.00%	7.00%

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected long-term rate of return on pension assets is selected by taking into account the expected duration of the Projected Benefit Obligation (“PBO”) for the plan, and the asset mix of the plan. SFAS 87 calls for the rate of return to be the rate to be earned over the period until the benefits represented by the current PBO are paid. The expected return on plan assets is based on the Company’s expectation of historical long-term average rates of return on the different asset classes held in the pension fund. This is reflective of the current and projected asset mix of the funds and considers the historical returns earned on asset allocation and the duration of the plan liabilities. Thus, the Company has taken a historical approach to the development of the expected return on asset assumption. The Company believes that fundamental changes in the markets cannot be predicted over the long-term. Rather, historical returns, realized across numerous economic cycles, should be representative of the market return expectations applicable to the funding of a long-term benefit obligation.

Based on the Company’s target asset allocation and the review of historical returns of the respective asset classes less investment management fees and expenses, the Company’s expected long-term rate of return for fiscal 2004 was 7%.

Actual year-by-year returns can deviate substantially from the long-term expected return assumption. However, over time it is expected that the amount of over performance will equal the amount of under performance.

The Company’s pension plan weighted-average asset allocations at October 2, 2004 and September 27, 2003 are as follows (in thousands of dollars):

Asset Category	2004	2003
Cash and cash equivalents	$223	$257
Fixed income mutual funds	1,018	982
Equity mutual funds	1,364	1,298
Other	5	5

Total	$2,610	$2,542

In determining the asset allocation, our investment manager recognizes the Company’s desire for funding and expense stability, the long-term nature of the pension obligation and current and projected cash needs for retiree benefit payments. Based on the Company’s criteria, it determined the Company’s present target asset allocation to be approximately 40% — 60% in equity securities and 40% — 60% in debt securities. The pension fund is actively managed within the target asset allocation ranges.

As of October 2, 2004 and September 27, 2003, the Company’s pension plan assets did not hold any direct investment in the Company’s common stock.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

Pension
Benefits
2005	$166
2006	169
2007	180
2008	182
2009	185
Years 2010-2014	1,103

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to contribute approximately $90,000 to its pension plan in fiscal 2005.

401(k) Plan

The Company has an Incentive Savings 401(k) Plan covering its non-union employees who have completed six months of service. During fiscal 2004, the Company matched employee contributions equal to 50% of the first 6% of the participants wage base. During fiscal 2004, 2003 and 2002, the Company made contributions to the plan of approximately $293,000, $271,000 and $248,000, respectively.

13. STOCK OPTIONS, WARRANTS, AND STOCK PURCHASE PLANS

Stock Options Plans

Executives and other key employees have been granted options to purchase common shares under stock option plans adopted during the period 1987 through 2001. The option exercise price generally equals the fair market value of the Company’s common shares on the day of the grant. Options generally vest ratably over a four-year period and have a maximum term of ten years.

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

A summary of the Company’s stock option activity and related information is as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price
Beginning balance outstanding	2,215,382	$4.15	2,678,032	$3.67	2,993,839	$3.40
Issued in IDS acquisition	—	—	469,277	3.90	—	—
Granted	179,000	7.33	155,132	9.11	129,000	6.33
Canceled	(114,149)	7.05	(123,050)	7.16	(104,845)	4.30
Exercised	(232,598)	2.76	(964,009)	2.31	(339,962)	2.11

Ending balance outstanding	2,047,635	$4.43	2,215,382	$4.15	2,678,032	$3.67

Options exercisable at year end	1,690,859	$3.92	1,598,233	$3.45	1,674,193	$2.92
Shares available for future grant	1,441,711		1,511,839		1,545,620

Weighted average fair value of all options granted during the year		$7.33		$6.55		$5.94

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes additional information about the Company’s stock options outstanding as of October 2, 2004.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Shares	Average	Average		Average
	Under	Exercise	Remaining	Exercisable	Exercise
	Option	Price	Contractual Life	Shares	Price
Range of exercise price:
$0.0000 — $1.6000	300,615	$1.04	3.7	300,615	$1.04
$1.6001 — $3.2000	508,767	2.50	4.0	508,767	2.50
$3.2001 — $4.8000	571,327	3.83	6.2	490,954	3.82
$4.8001 — $6.4000	161,753	6.21	7.5	78,938	6.17
$6.4001 — $8.0000	276,750	7.44	7.3	165,500	7.24
$8.0001 — $9.6000	102,132	8.67	8.6	38,799	8.66
$9.6001 — $11.2000	114,291	10.52	5.7	104,037	10.56
$11.2001 — $12.8000	12,000	12.19	8.9	3,249	12.19

	2,047,635	$4.43	5.6	1,690,859	$3.92

Stock Purchase Plans

In February 2001, the Company’s Board of Directors adopted the White Electronic Designs Corporation 2000 Employee Stock Purchase Plan. This plan provides for the purchase by employees of up to 300,000 shares of common stock at 85% of the fair market value on the first or last day of the offering period (as defined in the plan), whichever is lower. This plan began July 1, 2001; however, it is being terminated effective December 31, 2004. The final offering period is from July 1, 2004 through December 31, 2004. There were 47,170 shares issued under this plan in fiscal 2004, 30,210 shares issued under this plan in fiscal year 2003 and 43,646 shares issued in fiscal year 2002.

14. COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment under non-cancelable lease agreements some of which include renewal options of up to five years. Total rent expense for 2004, 2003, and 2002 was $1,272,000, $2,215,000 and $1,799,000, respectively. Future minimum annual fixed rentals required under non-cancelable operating leases having an original term of more than one year are $1,085,000 in 2005, $1,090,000 in 2006, $964,000 in 2007, $562,000 in 2008, and $136,000 in 2009.

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

On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors. The complaints allege, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, in violation of the federal securities laws. The complaints seek unspecified monetary damages. The Court has consolidated the four cases into one action. Plaintiffs’ motion for appointment of lead Plaintiffs and lead counsel is under submission with the Court. The Company believes the claims made in the complaints are without merit and we intend to vigorously defend ourselves in these matters. Although the outcome of this litigation is uncertain, based on the Company’s current assessment of the merits of the complaints and considering the amount of insurance the Company maintains covering claims of this nature, the Company does not believe the ultimate outcome of these matters will have a material adverse affect on the Company’s consolidated results of operations, liquidity or financial condition.

On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company is also named as a nominal defendant in both actions. The complaints allege that between January 2003 and the present, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints allege claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment. The complaints seek unspecified damages, equitable relief, and restitution as against the individual defendants. The Company believes the claims made in the complaints are without merit and intends to vigorously defend these actions. On October 22, 2004, the Company moved to dismiss both actions and, in the alternative, moved to stay the Christ action. The motions are pending. Although the outcome of this litigation is uncertain, based on the Company’s current assessment of the merits of the complaints and considering the amount of insurance the Company maintains covering claims of this nature, the Company does not believe the ultimate outcome of these matters will have a material adverse affect on the Company’s consolidated results of operations, liquidity or financial condition.

In addition, from time to time, we are subject to claims and litigation incident to our business. There are currently no such material, pending proceedings to which we are a party.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. CONCENTRATIONS OF CREDIT RISK

Our customers consist mainly of military prime contractors and commercial OEMs and contract manufacturers who work for them, in the United States, Europe and Asia. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. Our losses from bad debts totaled approximately $170,000 in fiscal 2004, $145,000 in fiscal 2003, and $209,000 in fiscal 2002. Sales to military customers accounted for approximately $48.1 million, or 44%, of our sales in fiscal 2004, as compared to approximately $53.7 million, or 47%, of our sales in fiscal 2003. Sales to our commercial customers accounted for approximately $60.9 million, or 56%,of our sales in fiscal 2004, as compared to $59.8 million, or 53%, of our sales in fiscal 2003.

In fiscal 2004, there were no customers that accounted for more than 10% of our net sales. In fiscal 2003, Garmin International, Inc. (“Garmin”), a display segment customer, accounted for 11.3% of our net sales. In fiscal 2002, General Electric Medical Division (“GE Medical”), also a display segment customer, accounted for 11.5% of net sales, and Garmin International accounted for 10.8% of total net sales. Foreign sales for fiscal 2004, 2003 and 2002, were approximately $18.4 million, $27.9 million, and $26.8 million, respectively. Additional information concerning sales by geographic area can be found in Note 17.

At certain times throughout the year, the Company may maintain certain bank accounts in excess of the FDIC insured limits.

16. SHAREHOLDERS RIGHTS PLAN

On December 6, 1996, the Board of Directors adopted a shareholder rights plan to protect shareholders against unsolicited attempts to acquire control of the Company, which do not offer what the Company believes to be an adequate price for all shareholders. The plan will expire on December 5, 2006 unless extended or unless the rights under the plan are earlier redeemed by the Company.

17. FINANCIAL DATA BY BUSINESS SEGMENT

The Company has two business segments, each of which requires different design and manufacturing resources and generally serves customers in different markets. The microelectronic segment accounted for approximately 56% of total Company sales in fiscal 2004, while the display segment accounted for approximately 44% of total Company sales in fiscal 2004.

Our microelectronic segment packages semiconductor products mainly for memory storage. Our products are sold to military prime contractors and commercial OEMs in the aerospace, defense, military equipment, computer networking and telecommunication industries. Certain industries require these semiconductor parts to pass specific qualifications due to the application requirements for those products. A commercial grade product generally meets the standard of industries such as the consumer electronic, computer networking and telecommunication/datacommunication industries. Higher performing products, also known as high-reliability products, are needed in certain industries, such as aerospace, defense, and military equipment, and are often referred to as “military” products. Military products are designed to meet more stringent standards and are resistant to adverse conditions, such as high and low extreme temperatures. High-reliability products can also be used in industrial applications where products are exposed to harsh conditions. Our microelectronic segment also includes our anti-tamper security coating for mission critical semiconductor components in military applications.

The display segment serves a number of markets with products and solutions that are incorporated into global positioning systems, home appliances, consumer electronics, medical devices, outdoor displays, military avionics and various military applications. Our display segment manufactures enhanced viewing liquid crystal flat panel display products, interface devices and electromechanical assemblies. Enhanced viewing liquid crystal displays and sunlight readable displays can be used in either ruggedized or commercial applications. Ruggedized displays are manufactured to perform in harsh environmental conditions, while commercial display products offer greater viewing performance than off-the-self displays, but are not designed for harsh environmental conditions. Interface devices

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

include electromechanical components and instrument packages that can consist of ruggedized keyboards, aircraft trim panels, rotating devices, mechanical packages, membrane keypads, silver flexible circuits, graphic overlays, control panels, and keypad/controller assemblies.

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

In fiscal 2004, Whirlpool Corporation accounted for 12.0% of display segment sales. No one customer accounted for more than 10% of microelectronic net sales in fiscal 2004.

In fiscal 2003, Garmin accounted for 25% of display segment net sales, while GE Medical accounted for approximately 15% of display segment net sales. Northrup Grumman accounted for approximately 10% of microelectronic net sales in fiscal 2003.

A significant portion of the Company’s business activity in each segment is from contractors who have contracts with the United States Department of Defense.

A significant portion of the Company’s sales were shipped to foreign customers. Export sales as a percent of total sales in fiscal 2004, 2003, and 2002 were 17%, 25%, and 30%, respectively. A summary of net sales by geographic region is as follows (in thousands of dollars):

	2004	2003	2002
United States of America	$90,529	$85,637	$63,681
Taiwan	358	12,156	9,230
Europe and Middle East	11,360	11,931	14,003
Asia Pacific excluding Taiwan	4,407	3,604	3,492
Other	2,308	206	52

Total sales	$108,962	$113,534	$90,458

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OPERATIONS BY BUSINESS SEGMENTS

(In thousands of dollars)

	2004	2003	2002
Net sales
Microelectronic	$60,691	$61,433	$50,331
Display	48,271	52,101	40,127

Total net sales	$108,962	$113,534	$90,458

Income before tax
Microelectronics	$10,596	$12,568	$8,783
Display	804	2,553	345

Total income before tax	$11,400	$15,121	$9,128

Identifiable assets
Microelectronics	$44,760	$43,902	$25,909
Display	37,330	35,271	23,857
General corporate	42,810	40,633	18,600

Total assets	$124,900	$119,806	$68,366

Capital expenditures
Microelectronics	$1,125	$2,533	$2,186
Display	1,175	1,329	2,612

Total capital expenditures	$2,300	$3,862	$4,798

Depreciation and amortization expense
Microelectronics	$2,467	$2,992	$2,016
Display	1,949	1,854	1,797

Total depreciation and amortization expense	$4,416	$4,846	$3,813

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousand of dollars, except per share data)

	Fiscal 2004
	Year	Oct 2 (1)	Jul 3	Apr 3	Jan 3
Net sales	$108,962	$28,773	$25,390	$28,944	$25,855

Gross profit	$31,665	$7,693	$6,933	$8,510	$8,529

Income before income taxes	$6,941	$1,278	$893	$2,324	$2,446

Net income	$4,807	$905	$565	$1,663	$1,674

Earnings per share-basic	$0.20	$0.04	$0.02	$0.07	$0.07
Earnings per share-diluted	$0.19	$0.04	$0.02	$0.07	$0.07

	Fiscal 2003
	Year(2)	Sep 27(3)	Jun 28	Mar 29(2)	Dec 28
Net sales	$113,534	$30,194	$31,522	$28,462	$23,356

Gross profit	$38,687	$11,013	$9,998	$9,381	$8,295

Income before income taxes	$15,121	$4,818	$3,612	$3,538	$3,153

Net income	$10,150	$3,235	$2,426	$2,353	$2,136

Earnings per share-basic	$0.48	$0.14	$0.12	$0.11	$0.11
Earnings per share-diluted	$0.44	$0.13	$0.11	$0.11	$0.10

(1) During the quarter ended October 2, 2004, we incurred $0.25 million in legal fees related to the shareholder litigation, $0.2 million in fixed asset write-offs, and $0.3 million in the reserve of an accounts receivable pertaining to display shipments to a commercial start-up company.

(2) The Company acquired Interface Data System Inc. on January 22, 2003.

(3) During the quarter ended September 27, 2003, we incurred expenses relating to the closure of our Marlboro, Massachusetts facility of approximately $0.8 million. During that same quarter we reversed accrued costs relating to a completed customer order at our display segment of approximately $0.7 million.

Schedule II

White Electronic Designs Corporation and Subsidiaries
Valuation and Qualifying Accounts and Reserves

     The following reserves were deducted in the balance sheet from the asset to which applicable (in thousands of dollars):

		Charged/
	Balance at	(credited) to					Balance
	beginning	costs and					at end
Fiscal year ended	of period	expenses		Other		Deductions	of period
Accounts Receivable
October 2, 2004	$397	$333		$—		$(170)	$560
September 27, 2003	626	(226)		142	(1)	(145)	397
September 28, 2002	638	197		—		(209)	626
Inventories
October 2, 2004	$4,858	$1,011		$(643	) (2)	$(876)	$4,350
September 27, 2003	4,876	537		1,076	(1)	(1,631)	4,858
September 28, 2002	5,084	781		—		(989)	4,876
Deferred Tax Asset
October 2, 2004	$—	$—		$—		$—	$—
September 27, 2003	—	—		—		—	—
September 28, 2002	1,717	(1,717	) (3)	—		—	—

(1) – Addition related to IDS acquisition.

(2) – Relates primarily to the closure of the Massachusetts facility and the related disposal of inventory.

(3) – Represents a reversal of a valuation allowance relating to our net operating loss carry forwards.

Exhibit Index

Exhibit
Number	Description
21.1	Subsidiaries of White Electronic Designs Corporation.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.