Form 10-K/A
period 2004-10-02
WHITE ELECTRONIC DESIGNS CORP
filed 2005-02-07
CIK 13606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

(Amendment No. 1 to Form 10-K)

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: October 2, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-4817

WHITE ELECTRONIC DESIGNS CORPORATION

(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-0905052 (I.R.S. Employer Identification No.)

3601 E. University Drive Phoenix, Arizona (Address of principal executive offices)	85034 (Zip Code)

Registrant’s telephone number, including area code:	602/437-1520

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, stated value $0.10 per share	NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes ☑ No ☐

As of April 2, 2004, the aggregate market value of the Registrant’s Common Stock held by non-affiliates (based upon the closing price of the shares on the NASDAQ National Market on April 2, 2004) was approximately $187,776,000.

On January 21, 2005, 24,435,546 shares of the Registrant’s Common Stock were outstanding.

The registrant hereby files this report on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended October 2, 2004 to include certain information previously omitted from PART III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, which was previously intended to be incorporated by reference to the information to be included in the registrant’s definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Shareholders (“Proxy Statement”).

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

The Corporation’s Board of Directors is presently comprised of the following six members, each of which is a nominee for election to the Board at the 2005 Annual Meeting of Shareholders:

Name and Age	Biographical Information
Thomas M. Reahard (52)	Thomas M. Reahard has served on our Board since November 1995 and currently serves as the Chairman of our Compensation Committee. Mr. Reahard has been the Chairman and Chief Executive Officer of Symmetry Software/Scottsdale.com Corporation, a computer software development corporation, since 1984. Mr. Reahard holds a Bachelors of Science in Industrial Engineering from Cornell University and a Masters of Science in Industrial Engineering from the University of Missouri.

Hamid R. Shokrgozar (44)	Hamid R. Shokrgozar has been our President and Chief Executive Officer since October 1998 and the Chairman of our Board since August 2000. Mr. Shokrgozar served as a Director and as President and Chief Executive Officer of Bowmar from January 1998 until the merger of Bowmar and EDI in October 1998. Mr. Shokrgozar served as President of White Microelectronics, the largest division of Bowmar, from June 1993 to December 1997 and as its Vice President of Engineering and Technology from July 1988 to June 1993. Mr. Shokrgozar also served as Chairman of American Electronic Association (AEA), Arizona Council, during fiscal years 1999 and 2000. In addition, Mr. Shokrgozar holds a United States Patent for the invention of “Stacked Die Carrier Assembly.” Mr. Shokrgozar holds a Bachelors of Science in Electrical Engineering from California State University Fullerton.

Thomas J. Toy (49)	Thomas J. Toy has served on our Board since October 1998 and currently serves as the Chairman of our Corporate Governance and Nominating Committee. Mr. Toy is also Managing Director of PacRim Venture Partners, a venture capital firm he co-founded in 1999. Previously, he was at Technology Funding, a venture capital firm, from January 1987 to March 1999. While at Technology Funding, Mr. Toy was a Partner and Managing Director of Corporate Finance and Chairperson of the firm’s investment committee. Mr. Toy also serves as a director of UTStarcom, a manufacturer of wireless communications equipment as well as several private companies. Mr. Toy holds Bachelors of Arts and Masters of Management degrees from Northwestern University.

Edward A. White (77)	Edward A. White has served on our Board since we were founded as Bowmar in September 1951. Mr. White is currently the Vice Chairman of the Board. Mr. White previously served as Chairman of our Board from September 1983 to October 1998. Mr. White founded us in September 1951 and served as our President and Chief Executive Officer from June 1980 to May 1986. Mr. White holds a Bachelors of Science in Engineering from Tufts University.

Jack A. Henry (61)	Jack A. Henry has served on our Board since January 2004 and currently serves as the Chairman of our Audit Committee. He began his career with Arthur Andersen LLP in 1982 and held positions in Detroit, Michigan, San Jose, California, Seattle, Washington and Phoenix, Arizona. In 2000, Mr. Henry retired as Managing Partner of the Phoenix office and formed Sierra Blanca Ventures LLC, a private advisory and investment firm. Mr. Henry currently serves on the Board of Directors of Vodavi Technology, Inc., American AgCredit, a member of the U.S. farm credit system, Tickets.com and a private retail concern. Mr. Henry

Name and Age	Biographical Information
previously served on the Boards of Directors of Simula, Inc., and SOS Staffing Services, Inc., both public companies. Mr. Henry has served in a variety of community positions including chairman of the Arizona Chamber of Commerce and Greater Phoenix Leadership and currently serves as president of the Arizona Chapter of the National Association of Corporate Directors. Mr. Henry holds both a Bachelors and Masters of Business Administration from the University of Michigan.

Paul D. Quadros (57)	Paul D. Quadros has served on our Board since January 2004. He is a co-founder and former Chairman of the Board of CorAutus Genetics (NASDAQ:VEGF), a cardiovascular gene therapy company. In 1995, Mr. Quadros co-founded GenStar Therapeutics and served as its President and Chief Executive Officer through a milestone partnering agreement with Baxter Healthcare in 1998. Mr. Quadros also served as Chief Financial Officer of GenStar, a public company listed on the AMEX, from inception through 2003. Corautus was formed through the merger of GenStar with Vascular Genetics in 2003. Mr. Quadros served as the Chairman of GenStar from 1998 and of the merged company until 2004. From 1986 to 1995 Mr. Quadros was a General Partner of Technology Funding, a venture capital fund. While at Technology Funding, he assisted Crystallume, one of the companies that merged to form White Electronic Designs Corporation, with its IPO. He is currently a Managing Partner of Tenex Greenhouse Ventures Ltd., a venture capital fund. He also serves as a director of several private companies. Mr. Quadros was co-founder and served at various times from 1991-2001 as Chairman of the Board and Audit and Compensation Committee Chairman of Cardiac Science (NASDAQ: DFIB). He holds a Bachelors of Arts in Finance from California State University Fullerton and a Masters of Business Administration from the Anderson School at UCLA.

Audit Committee of the Board

The Board of Directors has a standing audit committee. The Audit Committee is responsible for reviewing the accounting principles, policies and practices followed by the Corporation in accounting for and reporting its financial results of operations, and for selecting and meeting with the Corporation’s independent accountants. The Committee meets from time to time with members of the Corporation’s accounting staff who perform internal audit functions and also, among other things, reviews the financial, investment and risk management policies followed by the Corporation in conducting its business activities; the Corporation’s annual financial statements; the Corporation’s internal financial controls; and the performance and compensation of the Corporation’s independent auditors. The Audit Committee operates under a written Audit Committee Charter adopted by the Board. A copy of the current Audit Committee Charter is attached as Appendix A to our Proxy Statement. During fiscal 2004, the Audit Committee consisted of Mr. Jack A. Henry (Chairman), Mr. Thomas J. Toy and Mr. Paul D. Quadros. The Board has determined that each member of the Audit Committee is independent as defined under applicable National Association of Securities Dealers’ (“NASD”) listing standards. In addition, Mr. Jack A. Henry serves as the Audit Committee financial expert, as defined by Securities and Exchange Commission (“SEC”) regulations and is considered independent under the NASD’s listing standards.

Executive Officers of the Company

The information required by this Item for our executive officers is set forth under Part I, Item 1, of this Annual Report on Form 10-K, under the subheading “Executive Officers of the Company”.

Code of Ethics and Business Conduct

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation’s directors and officers, and persons who own more than 10 percent of a registered class of the Corporation’s equity securities, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of any equity securities of the Corporation. To the Corporation’s knowledge, based solely on review of the copies of such reports furnished to the Corporation, all officers, directors and beneficial owners of greater than 10 percent of the Corporation’s equity securities made all required filings under Section 16(a) on a timely basis, except that one Form 3 filing for Mr. Derse was filed subsequent to the filing due date following Mr. Derse’s receipt of the required electronic filing identification information from the SEC.

ITEM 11 EXECUTIVE COMPENSATION

Director Compensation

For fiscal 2004, each of the directors of the Corporation who were not also officers of the Corporation were paid (i) $5,000 per quarter, (ii) $500 for each quarterly Board meeting attended, and (iii) reimbursements for related expenses. As Vice Chairman, Mr. White received $12,000 per quarter and $4,000 for supplemental medical benefits. As Audit Committee Chairman, Mr. Henry received $8,000 per quarter. Each of the outside directors are granted options to acquire additional shares of Common Stock under the Corporation’s 2001 Directors Stock Plan at a price equal to 100% of the fair market value of the Common Stock as of the close of business on the date of grant upon their initial election to the Board. In addition, in March of fiscal 2004, options to acquire 15,000 shares were granted to each of the then serving directors. Under the Plan, each award of options vests in equal pro rata amounts over three years.

Executive Compensation

The following table sets forth the annual and long-term compensation for services rendered in all capacities to the Corporation during the 2004, 2003 and 2002 fiscal years of those persons who were (i) the chief executive officer during fiscal 2004, and (ii) the other most highly compensated executive officers during fiscal 2004 whose salary and bonus exceeded $100,000 and Mr. Rodes, who would have been among the Corporation’s most highly compensated executive officers on the last day of the 2004 fiscal year had he not resigned earlier during that year (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
				Long Term
	Annual Compensation			Compensation Awards
Name and Principal			Bonus	Securities Underlying	All Other
Position	Year	Salary ($)	($)(1)	Options/SAR’rs (#)(1)	Compensation ($)

Hamid R. Shokrgozar President, Chief	2004	450,000	50,000	—	55,135	(2)
Executive Officer,	2003	450,000	-0-	—	61,471	(2)
Chairman of the Board	2002	350,000	300,000	—	60,321	(2)

Dante V. Tarantine Vice-President, Sales &	2004	198,462	20,000	—	13,536	(3)
Marketing	2003	160,000	70,000	—	13,082	(3)

Roger A. Derse Vice-President, Chief	2004	88,617	8,000	50,000	4,379	(4)
Financial Officer, Secretary, Treasurer

William J. Rodes Former Vice-President,	2004	135,385	—	—	31,956	(5)
Chief Accounting Officer,	2003	160,000	15,000	—	13,784	(5)
Secretary, Treasurer	2002	108,078	70,000	—	10,005	(5)

1)	Bonuses were paid and stock options were awarded in accordance with the policy established by the Board and the Compensation Committee.

2)	With respect to Mr. Shokrgozar, the amount consists of $26,091 of unused vacation payout in 2004, $32,896 in 2003 and $32,249 in 2002; $18,196 for car allowance in 2004, $18,200 in 2003 and $18,200 in 2002; $4,000 for supplemental medical payments in 2004, 2003 and 2002, respectively; $6,500, $6,000 and $5,500 for matching contribution payments to the 401(k) Plan in 2004, 2003 and 2002, respectively; and $349, $375 and $372 for life insurance premiums in 2004, 2003 and 2002, respectively.

3)	With respect to Mr. Tarantine, the amount consists of $8,400 for automobile allowance in both 2004 and 2003; $4,833 in 2004 and $4,410 in 2003 for matching contribution payments to the 401(k) plan and $302 in 2004 and $272 in 2003 for life insurance premiums.

4)	With respect to Mr. Derse, the amount consists of $4,200 for automobile allowance and $179 for life insurance premiums.

5)	With respect to Mr. Rodes, the amount consists of $26,516 in 2004 and $2,418 in 2003 of unused vacation payout; $3,300 in 2004, $6,600 in 2003 and $6,600 in 2002 for car allowance; $1,917, $4,573 and $3,300 for matching contribution payments to the 401(k) Plan in 2004, 2003 and 2002, respectively; and $223, $193 and $105 for life insurance premiums in 2004, 2003 and 2002, respectively.

Option Grants in 2004

In fiscal 2004, the Named Executive Officers were granted the following options. During fiscal 2004, none of the Named Executive Officers received any stock appreciation rights (SARs).

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Potential Realizable Value At
Assumed Annual Rates of Stock
Price Appreciation For Option
Individual Grants					Term
	Number of	Percent of Total
	Securities	Options/SARs	Exercise
	Underlying	Granted To	of Base
	Option/SARs	Employees In	Price	Expiration
Name	Granted (#)	Fiscal Year	($/Sh)	Date	5% ($)	10% ($)

Hamid R. Shokrgozar	—	—	—	—	—	—

Dante V. Tarantine	—	—	—	—	—	—

Roger A. Derse	50,000	84.7%	$6.38	5-26-14	$200,617	$508,404

William J. Rodes	—	—	—	—	—	—

With respect to the options awarded to Mr. Derse, 25% are exercisable after one year and thereafter, the remaining 75% becomes exercisable in 36 equal monthly installments.

The following table provides information, with respect to the Named Executive Officers, concerning the exercise of options during the 2004 fiscal year and unexercised options held by them at the end of that fiscal year. None of the Named Executive Officers exercised any stock appreciation rights during the 2004 fiscal year, and none of them held any stock appreciation rights at the end of that fiscal year.

AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
	Shares		Number of Securities	Value of Unexercised
	Acquired on	Value	Underlying Unexercised	In-the-Money-Options
	Exercise	Realized	Options at Fiscal Year-End	at Fiscal Year-End
Name			Exercisable/Unexercisable	Exercisable/Unexercisable

Hamid R. Shokrgozar	—	—	782,750/31,250	1,847,074/37,250

Dante V. Tarantine	—	—	124,208/7,292	338,084/9,934

Roger A. Derse	—	—	0/50,000	0/0

William J. Rodes	31,666	34,576.6	25,166/0	50,870/0

Employment Agreements

On December 14, 2004, we entered into a new employment agreement with Mr. Shokrgozar, who is employed as our President and Chief Executive Officer. Mr. Shokrgozar’s agreement provides a term ending December 13, 2007, and renews automatically for subsequent two-year terms unless 90 days prior to the renewal date, either the Corporation or Mr. Shokrgozar notifies the other of its intention not to renew. The agreement provides for an annual base salary of $500,000, which may be increased at the discretion of our Compensation Committee, an annual bonus to be determined by our Compensation Committee and participation by Mr. Shokrgozar in fringe benefit programs generally available to our senior executives. In the event of a termination for cause, we are required to pay Mr. Shokrgozar only his unpaid salary and those amounts earned by or accrued for his benefit under our plans to the date of termination. In the event of a termination without cause, or if we elect not to renew the agreement, we are required to pay to Mr. Shokrgozar a lump sum severance payment equal to two times the sum of Mr. Shokrgozar’s highest annual base salary and highest annual bonus/incentive compensation. The agreement also provides in such circumstance for the continuation of his benefits for a period of at least 18 months, provision of executive-level outplacement services and the immediate vesting of his options then exercisable for a period of 18 months after termination. Mr. Shokrgozar’s agreement includes special provisions in the event of a “Change in Control” (as defined in the agreement). Specifically, Mr. Shokrgozar’s employment term would automatically extend for a period of 18 months. During that term, Mr. Shokrgozar could terminate his agreement if his duties were materially changed, his annual compensation was decreased, he was required to relocate or if our successor failed to assume our obligation under the agreement. In the event of such a termination, Mr. Shokrgozar is entitled to a lump sum severance payment equal to three times his highest annual base salary and highest annual bonus/incentive compensation as well as the continuing benefits provided in the event of a termination without cause by us.

Compensation Committee Interlocks and Insider Participation

The Board of Directors has a standing compensation committee. The Compensation Committee is responsible for reviewing the compensation arrangements in effect for the Corporation’s executive officers and for administering all of the Corporation’s stock option plans. During fiscal 2004, the Compensation Committee consisted of Mr. Thomas M. Reahard (Chairman), Mr. Edward A. White and Mr. Paul D. Quadros. None of the members of our Compensation Committee was an officer or employee of the Corporation at any time during the 2004 fiscal year. During fiscal 2004, no current executive officer of the Corporation served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board or Compensation Committee.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders and Security Ownership by Management

The following table sets forth the beneficial ownership of the Corporation’s Common Stock for (i) each of the Corporation’s current directors; (ii) each of the Corporation’s Named Executive Officers; (iii) each beneficial owner of more than five percent of the Common Stock; and (iv) all current directors and executive officers of the Corporation as a group. All such information reflects beneficial ownership as of January 21, 2005, as known by the Corporation.

	Number of Shares Beneficially
Name and Address of Beneficial Owner (1)	Owned (2)		Percent of Class (3)

Thomas M. Reahard	92,084	(4)	*
Hamid R. Shokrgozar **	966,250	(5)
Thomas J. Toy **	67,917	(6)	*
Edward A. White **	808,650	(7)
Jack A. Henry	13,502	(8)	*
Paul D. Quadros	10,002	(9)	*
Dante V. Tarantine **	125,000	(10)	*
Roger Derse	0	(11)	*
Massachusetts Financial Services Company	2,029,180	(12)	8.30
Directors and executive officers as a group (8 persons)	2,083,905		8.53

* Represents less than 1% of the class.

** Subject to a Rule 10b5-1 Plan.

1)	Unless otherwise noted, the address of each listed shareholder is 3601 East University Drive, Phoenix, Arizona, 85034.

2)	Unless otherwise noted, the Corporation believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock that are beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options or other such rights.

3)	Each owner’s percentage ownership is determined by assuming that options held by such person (but not those held by any other person), which are exercisable within 60 days, have been exercised.

4)	Shares beneficially owned by Mr. Reahard include the following options that are currently exercisable or that will become exercisable within 60 days after January 21, 2005: options to purchase 32,000 shares of Common Stock granted under the Corporation’s 1992 Non-Qualified Stock Option Plan for Non-Employee Directors; and options to purchase 57,084 shares of Common Stock granted under the Corporation’s 2001 Directors Stock Option Plan.

5)	Shares beneficially owned by Mr. Shokrgozar include the following options that are currently exercisable or that will become exercisable within 60 days after January 21, 2005: options to purchase 682,750 shares of Common Stock granted under the Corporation’s 1994 Flexible Stock Plan; options to purchase 125,000 shares of Common Stock from an independent grant in fiscal 2000; and options to purchase 150,000 shares of Common Stock granted under the Corporation’s 2000 Broad Based Non-Qualified Stock Plan.

6)	Shares beneficially owned by Mr. Toy include the following options that are currently exercisable or that will become exercisable within 60 days after January 21, 2005: options to purchase 10,000 shares of Common Stock granted under the Corporation’s 1992 Non-Qualified Stock Option Plan for Non-Employee Directors; and options to purchase 57,917 shares of Common Stock granted under the Corporation’s 2001 Directors Stock Option Plan.

7)	Shares beneficially owned by Mr. White include the following options that are currently exercisable or that will become exercisable within 60 days after January 21, 2005: options to purchase 14,000 shares of Common Stock granted under the Corporation’s 1992 Non-Qualified Stock Option Plan for Directors; and options to purchase 42,917 shares of Common Stock granted under the Corporation’s 2001 Directors Stock Option Plan. Mr. White has advised the Corporation that 751,733 shares of Common

Stock beneficially owned by him have been transferred to the Edward A. White Family Limited Partnership, of which Mr. White is the sole general partner and of which he and his wife are the only limited partners.

8)	Shares beneficially owned by Mr. Henry include the following options that are currently exercisable or that will become exercisable within 60 days after January 21, 2005: options to purchase 10,002 shares of Common Stock granted under the Corporation’s 2001 Directors Stock Option Plan.

9)	Shares beneficially owned by Mr. Quadros include the following options that are currently exercisable or that will become exercisable within 60 days after January 21, 2005: options to purchase 10,002 shares of Common Stock granted under the Corporation’s 2001 Directors Stock Option Plan.

10)	Shares beneficially owned by Mr. Tarantine include the following options that are currently exercisable or that will become exercisable within 60 days after January 21, 2005: options to purchase 87,500 shares of Common Stock granted under the Corporation’s 1994 Flexible Stock Plan and options to purchase 37,500 shares of Common Stock granted under the Corporation’s 2000 Broad Based Non-Qualified Stock Plan.

11)	Mr. Derse does not have any shares beneficially owned that are currently exercisable or that will become exercisable within 60 days after January 21, 2005.

12)	Shares beneficially owned by Massachusetts Financial Services Company were determined based solely on our review of a Schedule 13G filed February 13, 2004 with the Securities and Exchange Commission. Massachusetts Financial Services is located at 500 Boylston Street, Boston, MA 02116.

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

1) Equity compensation plans approved by security holders include approved stock option plans and the approved employee stock purchase plan.

2) Equity compensation plans not approved by security holders include the following plans:

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

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Corporation was not involved in any transactions with management requiring disclosure under applicable securities regulations.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

PricewaterhouseCoopers LLP has billed the Corporation $847,135, in the aggregate, for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Corporation’s financial statements for the Corporation’s 2004 and 2003 fiscal years, the reviews of the interim financial statements included in the Corporation’s quarterly reports for the Corporation’s 2004 and 2003 fiscal years, the restatement of the Corporation’s financial statements for our 2003 fiscal year and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements such as fees relating to registration statements and common stock offerings, the review of documents filed with the SEC, comfort letters and consents associated with such statements.

Audit-Related Fees

During our 2004 and 2003 fiscal years, PricewaterhouseCoopers LLP has billed us $74,893, in the aggregate, for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements that are not reported under Audit Fees above. These services include employee benefit plan audits, accounting consultations in connection with acquisitions, and consultations concerning financial accounting and reporting standards.

Tax Fees

During our 2004 and 2003 fiscal years, PricewaterhouseCoopers LLP has billed us $531,117, in the aggregate, for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and local tax compliance, tax audit defense, mergers and acquisitions, and tax planning.

All Other Fees

We did not engage PricewaterhouseCoopers LLP to perform any other services during fiscal 2004 or 2003.

Summary of Fees Billed to the Corporation by PricewaterhouseCoopers LLP

	FY 2003	FY 2004
Audit Fees	$544,707	$302,428
Audit-Related Fees	$70,560	$4,333
Tax Fees	$276,704	$254,413
All Other Fees	—	—
Total Fees	$891,971	$561,174

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

The Audit Committee is responsible to review and pre-approve both audit and permissible non-audit services to be provided by the independent auditor. This pre-approval duty may be delegated to one or more designated members of the Audit Committee, provided that any pre-approval given by such delegate(s) must be reported to the Audit Committee at its next regularly scheduled meeting. The Audit Committee’s pre-approval policies and procedures are included within the Audit Committee Charter. The Audit Committee has determined that the provision of the foregoing services and the related fees are compatible with maintaining PricewaterhouseCoopers LLP’s independence from the Corporation. The Audit Committee has considered whether the non-audit services provided by PricewaterhouseCoopers LLP are compatible with maintaining the independence of PricewaterhouseCoopers LLP.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of October 2, 2004 and September 27, 2003
Consolidated Statement of Income for the years ended October 2, 2004, September 27, 2003 and September 28, 2002
Consolidated Statement of Shareholders’ Equity for the years ended October 2, 2004, September 27, 2003, and September 28, 2002
Consolidated Statement of Cash Flow for the years ended October 2, 2004, September 27, 2003 and September 28, 2002
Notes To Consolidated Financial Statements

(a)(2) Financial Statement Schedules

INDEX TO FINANCIAL STATEMENT SCHEDULES

Financial Schedule	Page
Schedule II Valuation and Qualifying Accounts and Reserves

(a)(3) Exhibits

2.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)

2.2	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4 filed on June 11, 1998, Registration No. 333-56565).

2.3	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

2.4	Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp., and Interface Data, Systems, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 24, 2003.

2.5	Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P. (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2001).

3.1	Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-3 filed June 2, 2003).

4.1	Shareholder Rights Agreement, effective December 6, 1996, (incorporated herein by reference to Exhibit 5 on Form 8-K, filed on December 19, 1996).

4.2	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.1	Agreement to be Bound by Registration Rights Agreements, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4, filed on Jun 11, 1998, Registration No. 333-56565).

** 10.2	Agreement to be Bound by Severance Agreements and Employment Agreement, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.3	1994 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of Shareholders).

10.4	Amendment to Company’s 1994 Flexible Stock Plan, effective May 7, 2001 (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60544).

10.5	Revolving Credit and Term Loan Agreement by and between Bank One, Texas and White Electronic Designs Corporation, an Indiana Corporation, dated January 7, 2000. (Incorporated herein by reference to Exhibit 10.27 to the Company’s 10-Q for the quarter ended January 1, 2000).

10.6	First Amendment to Revolving Credit Agreement by and between Bank One effective as of June 3, 2000; Promissory Note effective June 3, 2000, Notice of Final Agreement effective June 3, 2000 (incorporated herein by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.7	Third Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 28, 2002 (incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2002).

10.8	Fourth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective January 13, 2003 (incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2003).

10.9	Fifth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 13, 2003 (incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2003).

10.10	Term Loan Agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 13, 2003 (incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2003).

10.11	Modification letter to term loan agreement between Bank One N.A. and White Electronic Designs Corporation, effective April 24, 2003 (incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2003).

**10.12	White Electronic Designs Corporation 2001 Director Stock Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60536).

**10.13	White Electronic Designs Corporation 2000 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed May 9, 2001, Registration No. 333-60546).

**10.14	Amendment to Company’s Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60548).

**10.15	White Electronic Designs Corporation 2000 Broad Based Employee Stock Option Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60542).

**10.16	Executive Employment Agreement made as of December 14, 2004 between White Electronic Designs Corporation and Hamid R. Shokrgozar.

**10.17	Non-Qualified Stock Option Agreement between White Electronic Designs Corporation and Donald McGuinness dated December 3, 1998 (incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on December 23, 2002).

**10.18	Non-Qualified Stock Option Agreement between White Electronic Designs Corporation and Hamid Shokrgozar dated November 10, 1999 (incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on December 23, 2002).

10.19	Industrial Real Estate Lease dated February 4, 1997 between Bowmar Instrument Corp., as tenant, and Allred Phoenix Properties, L.L.C., as landlord (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

10.20	Sixth Modification Agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 19, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2004).

10.21	First Amendment to certain Industrial Real Estate Lease dated February 4, 1997 between White Electronic Designs Corporation (as successor – in – interest of Bowmar Instrument Corp.) and Gus Enterprises – XII, L.L.C. (as successor – in – interest of Allred Phoenix Properties, L.L.C.) dated November 5, 2004 (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on December 16, 2004).

***21.1	Subsidiaries of White Electronic Designs Corporation.

***23.1	Consent of PricewaterhouseCoopers LLP.

*** 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*** 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

***32.2	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*32.3	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*32.4	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished or filed herewith.

**	Management compensatory contract, plan or arrangement.

***	Previously furnished or filed with the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION
Date: February 7, 2005	/s/ Roger A. Derse
Roger A. Derse
Chief Financial Officer, Secretary and Treasurer