Form 10-Q
period 2005-01-01
WHITE ELECTRONIC DESIGNS CORP
filed 2005-02-10
CIK 13606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 1, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     At February 8, 2005, 24,443,046 shares of the Registrant’s Common Stock were outstanding.

WHITE ELECTRONIC DESIGNS CORPORATION
AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION		3-15

	Item 1:	Financial Statements

		Unaudited Consolidated Balance Sheets as of January 1, 2005 and October 2, 2004	3

		Unaudited Consolidated Statements of Operations for the Three Months ended January 1, 2005 and January 3, 2004	4

		Unaudited Consolidated Statements of Cash Flows for the Three Months ended January 1, 2005 and January 3, 2004	5

		Notes to Unaudited Consolidated Financial Statements	6

	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 3:	Quantitative and Qualitative Disclosures About Market Risk	27

	Item 4:	Controls and Procedures	27

PART II	OTHER INFORMATION		28

	Item 1:	Legal Proceedings	28

	Item 5:	Other Items	28

	Item 6:	Exhibits	29
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2
EX-99.3
EX-99.4

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of dollars, except share data)

	January 1,	October 2,
	2005	2004

ASSETS
Current Assets
Cash and cash equivalents	$40,861	$38,030
Accounts receivable, less allowance for doubtful accounts of $393 and $560	19,553	19,039
Inventories, net	22,215	24,744
Prepaid expenses and other current assets	989	1,584
Deferred income taxes	4,515	4,652

Total Current Assets	88,133	88,049

Property, plant and equipment, net	13,523	13,975
Goodwill, net	17,105	17,105
Intangible assets, net	5,485	5,643
Other assets, net	164	128

Total Assets	$124,410	$124,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,869	$9,070
Accrued salaries and benefits	1,910	1,396
Accrued expenses	2,122	2,258
Deferred revenue	1,536	1,646

Total Current Liabilities	12,437	14,370

Accrued long-term pension liability	522	522
Deferred income taxes	1,239	1,175
Other long term liabilities	1,612	1,618
Commitments and contingencies (see note 11)	—	—

Total Liabilities	15,810	17,685

Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 24,409,249 and 24,335,310 shares issued	2,440	2,433
Treasury stock, 44,442 and 44,442 shares, at cost	(4)	(4)
Additional paid-in capital	90,509	90,347
Unearned compensation	(2)	(8)
Retained earnings	15,874	14,664
Accumulated other comprehensive loss	(217)	(217)

Total Shareholders’ Equity	108,600	107,215

Total Liabilities and Shareholders’ Equity	$124,410	$124,900

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands of dollars, except share and per share data)

	Three months ended
	January 1,	January 3,
	2005	2004

Net sales	$28,866	$25,855
Cost of sales	21,329	17,326

Gross profit	7,537	8,529

Operating expenses:
Selling, general and administrative	4,535	4,541
Research and development	1,367	1,488
Amortization of intangible assets	158	165

Total operating expenses	6,060	6,194

Operating income	1,477	2,335
Interest expense	—	2
Interest (income)	(220)	(113)

Income before income taxes	1,697	2,446
Provision for income taxes	487	772

Net income	$1,210	$1,674

Earnings per share — basic	$0.05	$0.07

Earnings per share — diluted	$0.05	$0.07

Weighted average number of common shares and equivalents:
Basic	24,371,936	24,100,058
Diluted	24,993,697	25,083,256

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	Three months ended
	January 1,	January 3
	2005	2004

OPERATING ACTIVITIES:
Net income	$1,210	$1,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,033	1,131
Amortization of premium on marketable securities	—	61
Deferred income tax expense	201	346
Stock based compensation	6	6
Tax benefits related to exercise of stock options	32	—
Loss on sale of property, plant, and equipment	—	14
Net changes in balance sheet accounts:
Accounts receivable	(514)	3,339
Inventories	2,529	831
Prepaid expenses	595	(553)
Other assets	(36)	(408)
Accounts payable	(2,201)	(2,981)
Accrued expenses	268	(2,402)
Other long-term liabilities	(6)	880

Net cash provided by operating activities	3,117	1,938

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(423)	(1,073)

Net cash used in investing activities	(423)	(1,073)

FINANCING ACTIVITIES:
Common stock issued for exercise of options	137	254

Net cash provided by financing activities	137	254

Net change in cash	2,831	1,119
Cash at beginning of year	38,030	30,176

Cash at end of quarter	$40,861	$31,295

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$2
Cash paid for income taxes	$3	$125

The accompanying notes are an integral part of these financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION

The consolidated balance sheet as of January 1, 2005, the consolidated statements of operations for the three months ended January 1, 2005 and January 3, 2004 and the consolidated statements of cash flows for the three months ended January 1, 2005 and January 3, 2004 have been prepared by the Company and are unaudited. The consolidated balance sheet as of October 2, 2004 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended October 2, 2004. The Company’s fiscal year end is the Saturday nearest to September 30th. It is the Company’s policy to adjust its annual calendar to include an additional week in the first quarter of its fiscal year when necessary. Such adjustment was required in fiscal 2004, and as a result, the quarter ended January 3, 2004 includes fourteen (14) weeks of activity while the quarter ended January 1, 2005, includes thirteen (13) weeks of activity. The Company believes that this additional week of activity in fiscal 2004 did not have a material impact on its quarterly results of operations. It is the opinion of management that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004. The results of operations for the three months ended January 1, 2005 are not necessarily indicative of the operating results for the full year.

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

2. EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all potential dilutive common shares that were outstanding during the period unless they are antidilutive. Potential dilutive common shares consist of the incremental common shares that would be issued upon exercise of stock options.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended
	January 1, 2005			January 3, 2004

	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount

Net Income	$1,210,000			$1,674,000

Basic EPS
Earnings available to common stockholders	$1,210,000	24,371,936	$0.05	$1,674,000	24,100,058	$0.07

Effects of Dilutive Securities
Dilutive effect of stock options		621,761			983,198

Dilutive EPS
Earnings available to common stockholders	$1,210,000	24,993,697	$0.05	$1,674,000	25,083,256	$0.07

Options excluded from the calculation of diluted earnings per share were 847,965 for the quarter ended January 1, 2005 and 140,125 for the quarter ended January 3, 2004, as the exercise price was greater than the average share price for the period.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The pro forma information required under SFAS 123 for the three months ended January 1, 2005 and January 3, 2004 is as follows (in thousands of dollars except per share information):

	Three months ended
	January 1, 2005	January 3, 2004

Net income — as reported	$1,210	$1,674
Stock compensation expense — net of tax	(264)	(147)

Net income — pro forma	$946	$1,527

Basic earnings per share — as reported	$0.05	$0.07
Basic earnings per share — pro forma	$0.04	$0.06

Diluted earnings per share — as reported	$0.05	$0.07
Diluted earnings per share — pro forma	$0.04	$0.06

The stock compensation expense was estimated for these options using the Black-Scholes option pricing model using the following weighted average assumptions:

Expected option term (years)	5.15	4.9
Risk free interest rate	3.65%	3.36%
Volatility	84%	92%
Dividends	none	none

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES

Inventories consisted of the following (in thousands of dollars):

	January 1, 2005	October 2, 2004

Gross inventories:
Raw materials	$14,902	$17,059
Work-in-process	7,701	7,583
Finished goods	3,598	4,451

Total gross inventories	26,201	29,093

Less reserve for excess and obsolete inventories	(3,986)	(4,349)

Total net inventories	$22,215	$24,744

Raw materials included approximately $1.3 million and $1.4 million at January 1, 2005 and October 2, 2004, respectively, for which the Company had received advance payment from the customer.

5. INTANGIBLE ASSETS

The Company’s acquired intangible assets, most of which are subject to amortization, consist of the following as of January 1, 2005 and October 2, 2004 (in thousands of dollars):

	Gross	Accumulated
Intangible Assets	Amount	Amortization	Net Amount

January 1, 2005
Customer relationships	$4,100	$(524)	$3,576
Existing technology	2,427	(810)	1,617
Other	1,199	(907)	292

Total intangible assets	$7,726	$(2,241)	$5,485

October 2, 2004
Customer relationships	$4,100	$(456)	$3,644
Existing technology	2,427	(760)	1,667
Other	1,199	(867)	332

Total intangible assets	$7,726	$(2,083)	$5,643

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying amount of acquired intangible assets during the three months ended January 1, 2005 (in thousands of dollars):

Balance as of October 2, 2004	$5,643
Additions	—
Change in intangible pension asset	—
Amortization	(158)

Balance at end of quarter	$5,485

Estimated Aggregate Future Amortization Expense:

Remaining nine months of 2005	$449
2006	473
2007	473
2008	473
2009	473
Thereafter	2,945

$5,286

6. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consist of the following (in thousands of dollars):

	As of
	January 1, 2005	October 2, 2004

Land	$697	$697
Buildings and improvements	3,928	3,922
Machinery and equipment	15,937	15,774
Furniture and fixtures	3,335	3,227
Leasehold improvements	2,224	2,224
Construction/assets in progress	206	60

Total, at cost	26,327	25,904
Less accumulated depreciation and amortization	(12,804)	(11,929)

Property, plant, and equipment, net	$13,523	$13,975

Depreciation expense was $875,000 and $965,000 for the three months ended January 1, 2005 and January 3, 2004, respectively.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. ACCRUED EXPENSES

Accrued expenses consist of the following major categories (in thousands of dollars):

	As of
	January 1, 2005	October 2, 2004

Sales commissions	$719	$895
Income taxes	147	—
Warranty reserve	675	640
Other accruals	581	723

Total accrued expenses	$2,122	$2,258

The following table summarizes activity in the warranty reserve for the three months ended January 1, 2005 (in thousands of dollars):

Warranty reserve, October 2, 2004	$640
Provision for warranty claims	183
Warranty claims charged against the reserve	(148)

Warranty reserve, January 1, 2005	$675

8. BENEFIT PLAN

The Company has a noncontributory pension plan for eligible union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. The following table summarizes the components of net periodic benefit cost recognized (in thousands of dollars):

	Three months ended
	January 1, 2005	January 3, 2004
Service Cost	$21	$21
Interest Cost	43	45
Expected return on plan assets	(43)	(35)
Amortization of prior service cost	6	9
Amortization of net loss	3	4

Net periodic benefit cost	$30	$44

The Company previously disclosed in its financial statements for the year ended October 2, 2004 that it expected to contribute $90,000 to its pension plan in fiscal 2005. As of January 1, 2005, no contributions have been made.

9. FINANCIAL DATA BY BUSINESS SEGMENT

The Company has two reportable segments each of which requires different design and manufacturing resources and generally serves customers in different markets. The microelectronic segment accounted for approximately 56% of total Company sales in the first quarter of fiscal 2005, while the display

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

segment accounted for approximately 44% of total Company sales in the first quarter of fiscal 2005.

The microelectronic segment packages semiconductor products mainly used in embedded systems, including single board computers, hand held processors, test equipment, servers and data loggers. Products are sold to military prime contractors and commercial original equipment manufacturers (OEMs) in the aerospace, defense, military equipment, computer networking and telecommunication and data communication industries. A commercial grade product generally meets the standard of industries such as the consumer electronic, computer networking and telecommunication and data communication industries. Higher performing products, also known as high-reliability products, are needed in certain industries, such as aerospace, defense, and military equipment, and are often referred to as “military” products. Military products are designed to meet more stringent standards and are resistant to adverse conditions, such as high and low extreme temperatures. High-reliability products can also be used in industrial applications where products are exposed to harsh conditions. The microelectronic segment also includes anti-tamper technology processing for mission critical semiconductor components in military applications, to prevent reverse engineering of secure electronic circuits.

The display segment serves a number of markets with products and solutions that are incorporated into global positioning systems, point of service (POS) order confirmation displays, home appliances, consumer electronics, medical devices, outdoor displays, military and commercial avionics and various military applications. Our display segment manufactures enhanced viewing liquid crystal displays, interface devices and electromechanical assemblies. Enhanced viewing liquid crystal displays and sunlight readable displays can be either ruggedized or commercial. Ruggedized displays are manufactured to perform in harsh environmental conditions primarily in military and high-end industrial applications, while commercial display products offer greater viewing performance than off-the-shelf displays, but are not designed for harsh environmental conditions. Interface devices include electromechanical components and instrument packages that can consist of ruggedized keyboards, aircraft trim panels, rotating devices, mechanical packages, membrane keypads, silver flexible circuits, graphic overlays, control panels, and keypad/controller assemblies.

The Company’s segments have common customers, mainly in the aerospace defense industry. Different purchasing groups within the customers’ parent company, however, usually purchase the products from each segment. There are no inter-segment sales. Transfers of inventory between segments are made at cost, and are treated as transfers between locations.

The assets identified by segment are those assets used in the Company’s operations and do not include general corporate assets such as cash and deferred tax assets. Capital expenditures exclude equipment under operating leases.

No customer accounted for more than 10% of total sales during the quarter ended January 1, 2005. However, regarding segment sales, in the three months ended January 1, 2005, On Command Corporation and Unisys Corporation accounted for 13% and 11%, respectively, of microelectronic segment net sales, while NCR Corporation and Whirlpool Corporation accounted for 17% and 12%, respectively, of display net segment sales.

In the three months ended January 3, 2004, Northrop Grumman accounted for approximately 13% and Unisys Corporation accounted for approximately 11% of microelectronic segment net sales, while Whirlpool Corporation accounted for approximately 13% of display segment net sales.

A significant portion of the Company’s business activity in each segment is from contractors who have

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

contracts with the United States Department of Defense. Military sales were $11.8 million and $13.1 million for the quarters ended January 1, 2005 and January 3, 2004, respectively.

Foreign customers accounted for a significant portion of the Company’s sales. Foreign sales as a percentage of total sales in the three months ended January 1, 2005 and January 3, 2004 were 19% and 19%, respectively. A summary of net sales by geographic region is as follows (in thousands of dollars):

	Three Months Ended
	January 1, 2005	January 3, 2004

United States of America	$23,363	$21,210
Europe and Middle East	3,212	2,751
Asia Pacific	2,096	1,246
Other	195	648

Total sales	$28,866	$25,855

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of results of operations by reportable segment is as follows:

OPERATIONS BY REPORTABLE SEGMENT
(In thousands of dollars)

	Three Months Ended
	January 1, 2005	January 3, 2004

Net sales
Microelectronic	$16,192	$14,858
Display	12,674	10,997

Total net sales	$28,866	$25,855

Income (loss) before tax
Microelectronics	$2,172	$2,462
Display	(475)	(16)

Total income before income taxes	$1,697	$2,446

Capital expenditures
Microelectronics	$393	$417
Display	30	656

Total capital expenditures	$423	$1,073

Depreciation and amortization expense
Microelectronics	$591	$684
Display	442	447

Total depreciation and amortization expense	$1,033	$1,131

	As of
Identifiable assets	January 1, 2005	October 2, 2004

Microelectronics	$36,867	$44,760
Display	42,002	37,330
General corporate	45,541	42,810

Total assets	$124,410	$124,900

10. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of abnormal. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The implementation of this Statement is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB revised SFAS No. 123 (SFAS 123R), “Share-Based Payment.” SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation and requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SFAS 123R will be effective for the Company’s fourth quarter of fiscal 2005. The Company is in the process of determining which transition method will be adopted as well as the impact the recognition of compensation expense will have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring after the beginning of the Company’s fourth quarter of 2005. The Company is not currently contemplating any nonmonetary transactions that would be affected by this Statement.

11. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

We have entered into certain long-term contractual obligations that will require various payments over future periods as follows (in thousands of dollars):

	Payments due by Period as of January 1, 2005
		Less than			After
	Total	1 year	1 - 3 years	4 - 5 years	5 years

Operating leases	$13,019	$1,401	$3,053	$3,086	$5,479
Pension funding (1)

Total contractual cash obligations	$13,019	$1,401	$3,053	$3,086	$5,479

(1) We are committed to meeting the annual minimum funding requirements relating to our pension plan, which covers approximately 38 employees at our Ft. Wayne facility. Although not required, we expect to contribute $90,000 to the pension plan in fiscal 2005. The Company cannot estimate expected minimum funding requirements after this year at this time. The Company may also make contributions to the pension fund in excess of the minimum funding requirements during any year.

Contingencies

On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors. The complaints allege, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, in violation of the federal securities laws. The complaints seek unspecified monetary damages. The Court has consolidated the four cases into one action and has appointed Wayne County Employees’ Retirement System as lead plaintiff. A consolidated amended complaint is scheduled to be filed on or before February 14, 2005. We believe plaintiffs’ claims are without merit and we intend to vigorously defend ourselves in the consolidated matter. Although the outcome of this

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

litigation is uncertain, based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse affect on our consolidated results of our operations, liquidity or financial condition.

On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company is also named as a nominal defendant in both actions. The complaints allege that between January 2003 and the date on which the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints allege claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment. The complaints seek unspecified damages, equitable relief, and restitution as against the individual defendants. We believe the claims made in the complaints are without merit and intend to vigorously defend these actions. On October 22, 2004, we moved to dismiss both actions and, in the alternative, moved to stay the Christ action. The Christ action is now stayed until April 20, 2005. The motions to dismiss the Dodt action are still pending. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse affect on our consolidated results of operations, liquidity or financial condition.

In addition, from time to time, we are subject to claims and litigation incident to our business. There are currently no such material, pending proceedings to which we are a party.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JANUARY 1, 2005 COMPARED TO THE THREE MONTH PERIOD ENDED JANUARY 3, 2004

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as of and for the year ended October 2, 2004 included in our Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below and in Exhibit 99.1 to this Report on Form 10-Q.

Overview

We design, develop and manufacture innovative microelectronic and display components and systems for high technology products used in the military, industrial, and commercial markets. Our microelectronic solutions include advanced semiconductor and state of the art multi-chip packaging, as well as our proprietary process for applying anti-tamper protection to mission critical semiconductor components in military applications. Our display solutions include enhanced flat panel display products, interface devices and electromechanical assemblies. Our customers, which include military prime contractors in the United States and Europe as well as commercial original equipment manufacturers (OEMs), outsource many of their microelectronic and display components and systems to us as a result of the combination of our design, development and manufacturing expertise.

Executive Summary

Our total net sales for the quarter ended January 1, 2005 increased by approximately $3.0 million, from $25.9 million to $28.9 million, compared to the quarter ended January 3, 2004. The increase was due to increases in commercial microelectronic and display net sales of approximately $4.3 million. With these increases, we continue to see the benefits of our investment in the development of circuit complexity management, interface communications and display enhancement technologies in the display segment. However, the slowdown in the military sales has continued and we have no visibility as to when more traditional spending patterns for military equipment may resume.

A key indicator of our future sales is the amount of new orders received compared to current net sales, known as the book- to-bill ratio. During the first quarter of fiscal 2005, we had approximately $31.0 million of new orders compared to net sales for the quarter of approximately $28.9 million for a book-to-bill ratio of 1.1 to 1. This compares to approximately $32.1 million of new orders and a book-to-bill ratio of 1.2 to 1 for the first quarter of fiscal 2004. Display segment orders were approximately $16.3 million during the first quarter of fiscal 2005, while orders for the microelectronic segment were approximately $14.7 million.

Our gross margins decreased from 33% in the first quarter of fiscal 2004 to 26% in the first quarter of fiscal 2005. Microelectronic segment gross margins decreased from 38% in the first quarter of the previous year to 34% this year. This decline is mainly due to the shift in product mix to lower margin commercial memory products from higher margin military products. The Company expects the trend of declining gross margins may continue through fiscal 2005 if sales of commercial memory products increase during the year as a percentage of total sales. Display segment margins decreased for the first quarter of fiscal 2005 compared to the first quarter of the previous year to 16% from 26%. This decrease was primarily the result of the higher costs of acquiring initial inventory in connection with the start-up of new programs. We anticipate the inventory costs as a percentage of net sales will decrease as sales volume for such programs increases and component prices decrease. Overall product mix also contributed to the decline in display segment gross margins. Gross margins for our display segment products continue to come under pressure from both domestic and Asian competition, and while we are implementing manufacturing strategies to improve our competitive position, it may be difficult to improve gross margins in the future.

Our overall production has, at times, been affected by longer lead times for certain components, which may affect the timing and cost of sales during the year. The availability and price of memory and display components, based on supply and demand, will go up and down on a monthly or quarterly basis. When demand exceeds supply, prices will rise and lead times will lengthen. When supply exceeds demand, prices will fall and lead times will shorten. Overall, demand in the semiconductor market is expected to be down through the first half of calendar 2005 and is expected to rise slowly in the second half of calendar 2005. At this time memory components are available and prices have stabilized. The availability of liquid crystal displays has stabilized and prices have significantly decreased. This is expected to continue for the first half of fiscal 2005.

Net income for the first three months of fiscal 2005 was $1.2 million compared to net income of approximately $1.7 million for the first three months of fiscal 2004. The decrease was primarily due to the decline in gross margins described above.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. The most significant accounting policies and estimates inherent in the preparation of our consolidated financial statements include the following items:

Revenue Recognition

We sell microelectronic and display products primarily to military prime contractors and commercial OEMs. A small portion of our products are also sold through distributors or resellers. We recognize revenue on product sales when persuasive evidence of an arrangement with the customer exists, title to the product has passed to the customer, which usually occurs at time of shipment, the sales price is fixed or determinable, and collectibility of the related billing is reasonably assured. Advance payments from customers are deferred and recognized when the related products are shipped. Revenue relating to products sold to distributors or resellers who either have return rights or where we have a history of accepting product returns are deferred and recognized when the distributor or reseller sells the product to the end customer. We also provide limited design services pursuant to related customer purchase orders and generally recognize the associated revenue as such services are performed. However, it may be deferred until certain elements are completed. We may from time to time enter into certain arrangements that contain multiple elements such as performing limited design services accompanied with follow-on manufacturing of related products. We allocate revenue to the elements based on relative fair value, and recognize revenue for each element when there is evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Arrangements with multiple elements that are not considered separate units of accounting require deferral of revenue until certain other elements have been delivered or the services have been performed. The amount of the revenue recognized is impacted by our judgment as to whether an arrangement includes multiple elements, and whether the elements are considered separate units of accounting.

Reserve for Excess and Obsolete Inventory

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

Accounts Receivable and Allowance for Doubtful Accounts

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

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill to be tested for impairment on an annual basis (and more frequently in certain circumstances) and written down when impaired. We completed our transitional testing for goodwill impairment upon adoption of SFAS 142, and our annual testing for fiscal 2004 and determined that our recorded goodwill was not impaired. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years.

Income Taxes

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carry forwards. We regularly review our deferred tax assets for recoverability and, if necessary, establish a valuation allowance.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of net sales.

	For the Three Months Ended
	January 1, 2005	January 3, 2004

Net sales	100.0%	100.0%
Cost of sales	73.9%	67.0%

Gross profit	26.1%	33.0%

Operating expenses:
Selling, general and administrative	15.7%	17.6%
Research and development	4.7%	5.8%
Amortization of intangible assets	0.6%	0.6%

Total operating expenses	21.0%	24.0%

Operating income	5.1%	9.0%
Interest expense	0.0%	0.0%
Interest (income)	(-0.8%)	(-0.5%)

Income before income taxes	5.9%	9.5%
Provision for income taxes	1.7%	3.0%

Net income	4.2%	6.5%

Three months ended January 1, 2005 compared to three months ended January 3, 2004

Net Sales

The following table shows our net sales by our two reportable segments and the markets they serve (in thousands):

	Three Months Ended
	January 1, 2005	January 3, 2004

Microelectronic Segment
Military/Industrial Market	$9,043	$9,850
Commercial Market	7,150	5,008

	16,193	14,858

Display Segment
Military/Industrial Market	2,767	3,239
Commercial Market	9,906	7,758

	12,673	10,997

Total	$28,866	$25,855

Microelectronic Segment
Military/Industrial Market	31%	38%
Commercial Market	25%	19%

	56%	57%

Display Segment
Military/Industrial Market	10%	13%
Commercial Market	34%	30%

	44%	43%

Total	100%	100%

Net sales were $28.9 million for the three months ended January 1, 2005, an increase of $3.0 million, or 12%, from $25.9 million for the three months ended January 3, 2004.

•	Military/industrial sales in the microelectronic segment were $9.0 million for the three months ended January 1, 2005 and $9.9 million for the three months ended January 3, 2004. The decrease in sales of $0.9 million is primarily due to the shift in military spending priorities which lowered the volume of sales. We expect sales to military customers to remain flat in the near term and to potentially decrease during the second half of fiscal 2005.

•	Commercial sales in the microelectronic segment were $7.1 million for the three months ended January 1, 2005, an increase of $2.1 million, or approximately 43% from $5.0 million for the three months ended January 3, 2004. The growth was primarily due to increases in sales to a hotel industry supplier for their entertainment video systems and Unisys for their memory modules. We expect commercial sales in the microelectronic segment to increase in fiscal 2005 over fiscal 2004; however we are expecting sales to Unisys for their memory modules used in a high-end server application to decrease due to the end of life of the system products in the fourth quarter. We expect this will in turn lower sales to Unisys in the fourth quarter of fiscal 2005.

•	Military/industrial sales in the display segment were $2.8 million for the quarter ended January 1, 2005, a decrease of $0.5 million, or approximately 15%, from $3.2 million for the quarter ended January 3, 2004. The decrease was due to a general decrease in overall order activity.

•	Commercial sales in the display segment were $9.9 million for the three months ended January 1, 2005, an increase of $2.1 million, or approximately 28%, from $7.8 million for the three months ended January 3, 2004. The increase was due to the increased sales of point of service terminals, tablet personal computers, and portable patient monitors. We expect commercial sales in the display segment to increase in fiscal 2005 compared to fiscal 2004.

No customer accounted for more than 10% of total net sales during the quarter ended January 1, 2005. Approximately $2.1 million or 13% of net sales for our microelectronic segment came from On Command Corporation, while Unisys Corporation accounted for approximately $1.9 million, or 11%, of microelectronic segment net sales. Approximately $2.2 million or 17% of display segment net sales came from NCR Corporation and $1.5 million or 12% of display segment net sales came from Whirlpool Corporation during the quarter ended January 1, 2005. During the quarter ended January 3, 2004, approximately $1.9 million or 13% of microelectronic segment net sales came from Northrop Grumman, while Unisys accounted for approximately $1.6 million or 11% of microelectronic segment net sales. Approximately $1.4 million or 13% of display segment net sales came from Whirlpool Corporation during the quarter ended January 3, 2004.

The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, sales of our membrane keypad products, which totaled approximately $3.2 million in the three months ended January 1, 2005 and $2.6 million in three months ended January 3, 2004, are subject to seasonal fluctuations relating to increased home appliance sales in the spring and fall.

Gross Profit

Gross profit was $7.5 million for the three months ended January 1, 2005, a decrease of $1.0 million or approximately 12% from $8.5 million for the three months ended January 3, 2004. For the three months ended January 1, 2005, gross margin as a percentage of net sales was approximately 26%, compared to approximately 33% for the three months ended January 3, 2004.

Gross profit for the microelectronic segment was $5.5 million for the three months ended January 1, 2005, a decrease of $0.2 million, or approximately 3%, from $5.6 million for the three months ended January 3, 2004. Gross margin as a percentage of microelectronic segment sales was approximately 34% for the three months ended January 1, 2005, compared to approximately 38% for the three months ended January 3, 2004. The $0.2 million decline in microelectronic segment gross profit was caused by a $0.4 million reduction in our military memory products gross profit partially offset by a $0.2 million increase in gross profits from our commercial products. The increase in our commercial products gross margin was mainly the result of higher sales volume.

Gross profit for the display segment was $2.0 million for the three months ended January 1, 2005, a decrease of $0.8 million, or approximately 29%, from $2.8 million for the three months ended January 3, 2004. Gross margin as a percentage of display segment sales was approximately 16% for the three months ended January 1, 2005, compared to approximately 26% for the three months ended January 3, 2004. This decrease in gross margin as a percentage of display segment net sales was the result of the higher costs of acquiring initial inventory in connection with the start-up of new programs. We anticipate the inventory costs as a percentage of net sales will decrease as sales volume increases for such programs and component prices decrease. Overall product mix also contributed to the decline in display segment gross margins. Gross margins for our display segment products continue to come under pressure from both domestic and Asian competition, and while we are implementing manufacturing strategies to improve our competitive position, it may be difficult to improve current gross margins in the future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses.

Selling, general and administrative expenses were $4.5 million for the three months ended January 1, 2005, and $4.5 million for the three months ended January 3, 2004.

Selling, general and administrative expenses as a percentage of net sales decreased slightly to 16% for the three months ended January 1, 2005 from 18% for the three months ended January 3, 2004, primarily the result of higher sales. As part of our overall management planning and analysis process, we have traditionally targeted approximately 15% of net sales for selling, general and administrative expenses. However, it is possible that selling, general and administrative expenses may remain higher than our target over the next several quarters due to costs related to compliance with various provisions of Sarbanes-Oxley.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $1.4 million for the three months ended January 1, 2005, a decrease of $0.1 million, or approximately 8%, from $1.5 million for the three months ended January 3, 2004. The decrease was primarily attributable to the timing of expenditures. Research and development expenses as a percentage of net sales have remained consistent and averaged between 5% and 6% of net sales over the past four quarters. We are committed to research and development of new and existing products and expect research and development expenses to average approximately 5-6% of net sales in the future.

Ongoing product development projects for the microelectronic segment include new packaging designs for memory products including synchronous dynamic random access memory (SDRAM), and synchronous static random access memory (SSRAM), as well as the latest technology, double data rate (DDR) II memory modules, along with microprocessor modules and ball grid array packaging products using these semiconductors; continuing development of anti-tamper technology for microelectronic products; next generation memory and power personal computer products assembled in various multi-chip packages to be used in both commercial and military markets; and qualification of new semiconductor products. Ongoing product development projects for the display segment include glass lamination process technology, high volume glass lamination (HVGL) for tablet personal computers, and display systems development.

Interest Income

Interest income consists of interest earned on our cash balances invested primarily in a money market account. Interest income was $220,000 for three months ended January 1, 2005, an increase of $107,000 compared to $113,000 for the three months ended January 3, 2004. This increase was attributable to the increase in cash balances between periods primarily as a result of the reinvestment of cash flows from operations, and the proceeds received from our stock offering which was completed in July 2003.

Amortization of Intangible Assets

Intangible asset amortization for the three months ended January 1, 2005 and January 3, 2004 totaled $158,000 and $165,000, respectively, almost entirely related to intangible assets acquired from our January 2003 purchase of Interface Data Systems (IDS).

Income Taxes

Income tax expense consists of current and deferred federal and state income taxes. Income tax expense was $0.5 million for the three months ended January 1, 2005, compared to $0.8 million for the three months ended January 3, 2004. The effective tax rate was approximately 29% and 32% for the three months ended January 1, 2005 and January 3, 2004, respectively. The decrease in the effective tax rate was primarily the result of the catch-up of the fourth quarter 2004 research and development credit. The research and development credit expired June 30, 2004. In October 2004, as part of the Working Families Tax Relief Act, the credit was reinstated retroactively to July 1, 2004. However, due to the provisions of SFAS 109, the fourth quarter portion of the credit could not be recognized until the first quarter of fiscal 2005. We anticipate the effective tax rate to return to approximately 32% in subsequent quarters.

Liquidity and Capital Resources

Cash on hand as of January 1, 2005 totaled approximately $40.9 million and was primarily invested in a money market account. During the three months ended January 1, 2005, cash provided by operating activities was approximately $3.1 million versus $1.9 million for the three months ended January 3, 2004. Depreciation and amortization totaled approximately $1.0 million for the first quarter of 2005, which we expect will remain approximately at this quarterly rate through fiscal 2005. Net income, exclusive of non-cash charges, was the primary source of positive cash flow during the quarter ended January 1, 2005.

Purchases of property, plant and equipment during the three months ended January 1, 2005, totaled approximately $0.4 million, primarily for production equipment for our microelectronic manufacturing facilities and design fees for tenant improvements. In connection with our decision to consolidate the Phoenix locations, we have put the IDS land and building on the market and entered into a new ten-year lease for the expanded headquarters building. We expect to incur approximately $3.5 million in capital expenditures for tenant improvements. We expect proceeds from the sale to exceed our net book value, approximately $1.7 million as of January 1, 2005; however, we do not expect any ultimate gain or loss to have a significant impact on our consolidated results of operations. We expect to fund these improvements and additional purchases from our cash balances and operating cash flows.

Accounts receivable increased approximately $0.5 million from the fiscal year ended October 2, 2004. The consistent balance reflects the consistency in collections as net sales from the previous quarter ended October 2, 2004 were even with first quarter fiscal 2005. Days sales outstanding at January 1, 2005 were 62 days, slightly lower than the 64 days at October 2, 2004. Our days-sales-outstanding ratio typically approximates 60 days.

Inventories decreased approximately $2.5 million from the end of fiscal 2004. The decrease is due to the sell through of inventory purchased in the fourth quarter of fiscal 2004 in anticipation of sales in the first half of fiscal 2005. Inventory of approximately $22.2 million as of January 1, 2005 represented 95 days of inventory on hand, a decrease from 117 days on hand at October 2, 2004. Inventory levels are generally based on projected production requirements for the following two quarters.

Accounts payable as of January 1, 2005 decreased by approximately $2.2 million from the end of fiscal 2004 as we paid for inventory purchased during the fourth quarter of fiscal 2004. Accrued expenses as of January 1, 2005 increased $0.3 million from the end of fiscal 2004 primarily due to the timing of payroll. Deferred revenue at January 1, 2005 was approximately $1.5 million and consisted of approximately $1.3 million of advance payments from customers and approximately $0.2 million of revenue related to design services.

We have a $12.0 million revolving line of credit with Bank One. Borrowings under the line of credit bear interest at either the London Interbank Offered Rate (LIBOR) plus 1.5%, or the Bank One “prime rate.” The line of credit was renewed on March 19, 2004 for an additional two years, at similar terms and conditions as the previous facility, and now expires March 28, 2006. As of January 1, 2005, there were no borrowings against the line of credit, and we have not borrowed against the line of credit since April 2003.

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

Contractual Obligations

We have entered into certain long-term contractual obligations that will require various payments over future periods as follows (in thousands of dollars):

	Payments due by Period as of January 1, 2005
		Less than			After
	Total	1 year	1 - 3 years	4 - 5 years	5 years

Operating leases	$13,019	$1,401	$3,053	$3,086	$5,479
Pension funding (1)

Total Contractual Cash Obligations	$13,019	$1,401	$3,053	$3,086	$5,479

(1) We are committed to meeting the annual minimum funding requirements relating to our pension plan, which covers approximately 38 employees at our Ft. Wayne facility. Although not required, we expect to contribute $90,000 to the pension plan in fiscal 2005. The Company cannot estimate expected minimum funding requirements after this year at this time. The Company may also make contributions to the pension fund in excess of the minimum funding requirements during any year.

Contingencies

On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors. The complaints allege, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, in violation of the federal securities laws. The complaints seek unspecified monetary damages. The Court has consolidated the four cases into one action and has appointed Wayne County Employees’ Retirement System as lead plaintiff. A consolidated amended complaint is scheduled to be filed on or before February 14, 2005. We believe plaintiffs’ claims are without merit and we intend to vigorously defend ourselves in the consolidated matter. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse affect on our consolidated results of our operations, liquidity or financial condition.

On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company is also named as a nominal defendant in both actions. The complaints allege that between January 2003 and the date on which the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints allege claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment. The complaints seek unspecified damages, equitable relief, and restitution as against the individual defendants. We believe the claims made in the complaints are without merit and intend to vigorously defend these actions. On October 22, 2004, we moved to dismiss both actions and, in the alternative, moved to stay the Christ action. The Christ action is now stayed until April 20, 2005. The motions to dismiss the Dodt action are still pending. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse affect on our consolidated results of operations, liquidity or financial condition.

In addition, from time to time, we are subject to claims and litigation incident to our business. There are currently no such material, pending proceedings to which we are a party.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of abnormal. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The implementation of this Statement is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB revised SFAS 123 (SFAS 123R), “Share-Based Payment.” SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation and requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for the Company’s fourth quarter of fiscal 2005. The Company is in the process of determining which transition method will be adopted as well as the impact the recognition of compensation expense will have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring after the beginning of the Company’s fourth quarter of 2005. The Company is not currently contemplating any nonmonetary transactions that would be affected by this Statement.

Note Regarding Forward Looking Statements And Associated Risks

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Conditions and Result of Operations” and documents incorporated herein by reference, contain forward-

looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project” and “predict”, or similar words and phrases regarding expectations generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to, statements regarding: our expectations regarding the amount of capital expenditures for tenant improvements, the amount of proceeds from the sale of the IDS land and building, and the potential impact on the Company’s results; our expectations regarding sales to Unisys; our expectation regarding future display segment sales; our expectations regarding sales, and profits, of microelectronic segment products in the future; our expectations regarding future gross margins for the Company overall and for display segment gross margins; our anticipation that inventory costs will decline as a percentage of sales for new display segment programs; our expectations regarding the availability of supply for memory and display components; our expectations regarding future selling, general and administrative expenses; our expectations for research and development expenses; our expectations of lower sales in the future compared to the previous year’s corresponding quarters; our expectations regarding our effective tax rate in the future; our expectations regarding future property, plant and equipment expenditures and our ability to fund such expenditures from current balances and operations; our expectations regarding the impact of changes in raw material lead times on inventory levels and the number of days of inventory on hand ratio; our expectations regarding our existing sources of liquidity and their sufficiency to satisfy cash requirements over the next year; our anticipated use of foreign sales income exclusions and research and development tax credits; our expectations regarding future depreciation and amortization expense; our expectations regarding the impact of the adoption of new accounting pronouncements and the impact on our effective tax rate of changes in the law; our expectations regarding pension plan funding; our expectations regarding future demand for our products; our expectations regarding changes in sales to certain industries; our expectations for sales of military microelectronic products in 2005; our expectations regarding future purchases of components; our expectations regarding the effect of interest rate changes; our expectations regarding the expected levels of future product development and capital expenditures; our expectations that cash flow from operations should be sufficient to fund cash needs in the short and long term; our expectations of future product sales mix and gross margins; our expected cost of compliance with the Sarbanes-Oxley Act; and our expectations regarding the impact of the litigation on the Company.

We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission (“SEC”) or in public news releases. Such additional statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for future operations, financing needs or plans, the impact of inflation and plans relating to our products or services, as well as assumptions relating to the foregoing. Forward-looking statements are based largely on management’s expectations and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements, each of which speaks only as of the date the statement is made. Statements in this Quarterly Report on Form 10-Q, including those set forth in the Notes to the Consolidated Financial Statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and exhibit 99.1 to this report, describe factors that could contribute to or cause actual results to differ materially from our expectations. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include the loss of one or more principal customers; the failure of customers to accept our anti-tamper packaging or the development of improved anti-tamper packaging by competitors; the inability to procure required components and raw materials; any downturn in the semiconductor and telecommunications markets which could cause a decline in selling unit prices; reductions in military spending or changes in the acquisition requirements for military products; the ability to locate appropriate acquisition candidates, negotiate an appropriate purchase price, and integrate into our business the people, operations, and products from acquired businesses; the inability to develop, introduce and sell new products, manufacturing delays, or the inability to develop and implement new manufacturing technologies; changes or restrictions in the practices, rules and regulations relating to sales in international markets; and a negative outcome in our current litigation or additional litigation complaints. In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements. We do not undertake, and we specifically disclaim, any obligation to publicly update or review any forward-looking statement contained in this Quarterly Report on Form 10-Q or in any document incorporated herein by reference, whether as a result of new information, future events or otherwise.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of January 1, 2005, we had no borrowings on our revolving line of credit with Bank One. Should we borrow against the line, interest charged on these borrowings would be at either the bank’s prime rate or LIBOR plus 1.5%. During the three months ended January 1, 2005, the bank’s prime rate averaged 4.95% and was 5.25% as of January 1, 2005.

We are subject to changes in the prime rate based on Federal Reserve actions and general market interest fluctuations. We are also subject to fluctuations in the LIBOR rate. As of January 1, 2005, the LIBOR rate was approximately 3.1%. Should we begin borrowing against the credit line, quarterly interest expense (at 5.25%) would be approximately $13,125 for every $1.0 million borrowed. A hypothetical interest rate increase of 1% would increase interest expense by approximately $2,500 per $1.0 million borrowed on a quarterly basis. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position.

We believe that we are not subject to any material forms of market risk, such as foreign currency exchange risk (our sales to foreign customers and purchases from foreign suppliers are denominated in U.S. dollars), or commodity price risk.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of January 1, 2005, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1      LEGAL PROCEEDINGS

On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors. The complaints allege, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, in violation of the federal securities laws. The complaints seek unspecified monetary damages. The Court has consolidated the four cases into one action and has appointed Wayne County employees’ Retirement System as lead plaintiff. We believe the claims made in the complaints are without merit and we intend to vigorously defend ourselves in these matters. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse affect on our consolidated results of our operations, liquidity or financial condition.

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

ITEM 5      OTHER INFORMATION

On December 15, 2004, the compensation committee of the board of directors (the “Committee”) approved bonus payments for fiscal year 2004 to our executive officers based upon individual and corporate performance objectives, as follows: $50,000 to our Chief Executive Officer, Hamid R. Shokrgozar; $20,000 to our Executive Vice President, Sales and Marketing, Dante V. Tarantine; and $8,000 to our Chief Financial Officer, Roger Derse. At that time, the Committee also approved an increase in the base compensation of our executive officers, effective October 4, 2004, as follows: $500,000 to Mr. Shokrgozar; $216,000 to Mr. Tarantine; $189,000 to Mr. Derse.

Also, on December 15, 2004, our board of directors, based upon the recommendation of the Committee, granted stock options to purchase shares of the Company’s common stock to executive officers of the Company. In accordance with the 1994 Employee Stock Option Plan, 150,000 stock options were issued to Mr. Shokrgozar. These stock options for Mr. Shokrgozar are fully-vested and exercisable immediately. In accordance with the 2000 Broad Based Non-Qualified Stock Plan, 50,000 stock options were issued to Mr. Tarantine and 10,000 stock options were issued to Mr. Derse. These stock options for Mr. Tarantine and Mr. Derse will vest and become exercisable 25% on the first anniversary of the grant date and monthly thereafter in 36 equal installments. The exercise price of the stock options is the closing price per share of the Company’s common stock reported on NASDAQ on the grant date. A form of the 1994 Flexible Stock Plan Non-Qualified Stock Option Agreement is attached as Exhibit 99.2 to this report and a form of the 2000 Broad Based Non-Qualified Employee Stock Option Agreement is attached as Exhibit 99.3 to this report.

In addition, on December 15, 2004, our board of directors, based upon the Committee’s recommendation, approved a revised compensation structure for non-employee directors, effective October 3, 2004. The new compensation structure reflects the additional time non-employee directors are spending to perform their duties.

Under the new structure, non-employee members of our board of directors will receive a quarterly fee of $6,250. In addition, the Vice Chairman of the Board will receive an additional $7,000 quarterly and the Chairman of the Audit Committee will receive an additional $3,000 quarterly. The members will also receive $1,000 for each quarterly meeting attended, as well as $500 for each interim meeting attended by the member. The directors also receive 30,000 options, under the 2001 Director Stock Plan, when they are first elected as directors, and 15,000 options annually at the Annual Meeting. These options vest and become exercisable 33% on the first anniversary of the grant date and monthly thereafter in 24 equal installments. Directors are also reimbursed for travel and other out-of-pocket expenses incurred by them that are incidental to board and committee meeting attendance.

ITEM 6      EXHIBITS

2.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)

2.2	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4 filed on June 11, 1998, Registration No. 333-56565).

2.3	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

2.4	Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp., and Interface Data, Systems, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 24, 2003.

2.5	Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P. (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2001).

3.1	Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-3 filed June 2, 2003).

4.1	Shareholder Rights Agreement, effective December 6, 1996, (incorporated herein by reference to Exhibit 5 on Form 8-K, filed on December 19, 1996).

4.2	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.1	First Amendment to certain Industrial Real Estate Lease dated February 4, 1997 between White Electronic Designs Corporation (as successor-in-interest of Bowmar Instrument Corp.) and Gus Enterprises — XII, L.L.C. (as successor-in-interest of Allred Phoenix Properties, L.L.C.) dated November 5, 2004 (incorporated herein by reference to Exhibit 10.21 on Form 10-K filed December 10, 2004).

10.2#	Executive Employment Agreement made as of December 14, 2004 between White Electronic Designs Corporation and Hamid R. Shokrgozar (incorporated herein by reference to Exhibit 10.16 on Form 10-K filed December 10, 2004).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Risk Factors for White Electronic Designs Corporation.

99.2*#	Form of 1994 Flexible Stock Plan Non-Qualified Stock Option Agreement.

99.3*#	Form of 2000 Broad Based Non-Qualified Employee Stock Option Agreement.

99.4*#	Form of 2001 Director Stock Plan Non-Qualified Option Agreement.

*	Furnished or filed herewith.

#	Management compensatory contract, plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION
/s/ Hamid R. Shokrgozar
Hamid R. Shokrgozar
Chief Executive Officer

/s/ Roger A. Derse
Roger A. Derse
Vice President and Chief Financial Officer

Dated: February 10, 2005

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)

2.2	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4 filed on June 11, 1998, Registration No. 333-56565).

2.3	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

2.4	Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp., and Interface Data, Systems, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 24, 2003.

2.5	Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P. (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2001).

3.1	Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-3 filed June 2, 2003).

4.1	Shareholder Rights Agreement, effective December 6, 1996, (incorporated herein by reference to Exhibit 5 on Form 8-K, filed on December 19, 1996).

4.2	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.1	First Amendment to certain Industrial Real Estate Lease dated February 4, 1997 between White Electronic Designs Corporation (as successor-in-interest of Bowmar Instrument Corp.) and Gus Enterprises — XII, L.L.C. (as successor-in-interest of Allred Phoenix Properties, L.L.C.) dated November 5, 2004 (incorporated herein by reference to Exhibit 10.21 on Form 10-K filed December 10, 2004).

10.2#	Executive Employment Agreement made as of December 14, 2004 between White Electronic Designs Corporation and Hamid R. Shokrgozar (incorporated herein by reference to Exhibit 10.16 on Form 10-K filed December 10, 2004).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Risk Factors for White Electronic Designs Corporation

99.2*#	1994 Flexible Stock Plan Non-Qualified Stock Option Agreement.

99.3*#	2000 Broad Based Non-Qualified Employee Stock Option Agreement

99.4*#	Form of 2001 Director Stock Plan Non-Qualified Option Agreement.

*	Furnished or filed herewith.

#	Management compensatory contract, plan or arrangement