Form 10-Q
period 2005-04-02
WHITE ELECTRONIC DESIGNS CORP
filed 2005-05-12
CIK 13606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

     (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: April 2, 2005

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
Yes ☑ No ☐

At May 10, 2005 24,445,951 shares of the Registrant’s Common Stock were outstanding.

WHITE ELECTRONIC DESIGNS CORPORATION
AND SUBSIDIARIES

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of dollars, except share data)
	April 2,	October 2,
	2005	2004

ASSETS
Current Assets
Cash and cash equivalents	$43,511	$38,030
Accounts receivable, less allowance for doubtful accounts of $320 and $560	17,951	19,039
Inventories, net	23,342	24,744
Prepaid expenses and other current assets	1,777	1,584
Deferred income taxes	4,394	4,652

Total Current Assets	90,975	88,049

Property, plant and equipment, net	13,134	13,975
Goodwill	17,105	17,105
Intangible assets, net	5,326	5,643
Other assets, net	126	128

Total Assets	$126,666	$124,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,194	$9,070
Accrued salaries and benefits	1,862	1,396
Accrued expenses	2,410	2,258
Deferred revenue	1,515	1,646

Total Current Liabilities	12,981	14,370

Accrued long-term pension liability	522	522
Deferred income taxes	1,302	1,175
Other long term liabilities	1,602	1,618

Total Liabilities	16,407	17,685

Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 24,444,921 and 24,335,310 shares issued	2,444	2,433
Treasury stock, 44,442 and 44,442 shares, at cost	(4)	(4)
Additional paid-in capital	90,657	90,347
Unearned compensation	—	(8)
Retained earnings	17,379	14,664
Accumulated other comprehensive loss	(217)	(217)

Total Shareholders’ Equity	110,259	107,215

Total Liabilities and Shareholders’ Equity	$126,666	$124,900

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands of dollars, except share and per share data)
	Three months ended		Six months ended
	April 2,	April 3,	April 2,	April 3,
	2005	2004	2005	2004

Net sales	$27,860	$28,944	$56,725	$54,799
Cost of sales	19,207	20,434	40,537	37,760

Gross profit	8,653	8,510	16,188	17,039

Operating expenses:
Selling, general and administrative	4,935	4,432	9,470	8,972
Research and development	1,560	1,704	2,926	3,192
Amortization of intangible assets	158	159	316	324

Total operating expenses	6,653	6,295	12,712	12,488

Operating income	2,000	2,215	3,476	4,551
Interest expense	—	—	—	2
Interest (income)	(212)	(109)	(432)	(222)

Income before income taxes	2,212	2,324	3,908	4,771
Provision for income taxes	706	661	1,193	1,434

Net income	$1,506	$1,663	$2,715	$3,337

Earnings per share — basic	$0.06	$0.07	$0.11	$0.14

Earnings per share — diluted	$0.06	$0.07	$0.11	$0.13

Weighted average number of common shares and equivalents:
Basic	24,440,801	24,201,679	24,406,369	24,148,986
Diluted	24,912,811	25,056,845	24,974,203	25,107,065

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands of dollars)
	Six months ended
	April 2,	April 3,
	2005	2004

OPERATING ACTIVITIES:
Net income	$2,715	$3,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,085	2,258
Amortization of premium on marketable security	—	80
Deferred income tax expense	385	505
Loss on sale of property, plant, and equipment	2	38
Tax benefit related to exercise of stock options	43	313
Net changes in balance sheet accounts:
Accounts receivable	1,088	775
Inventories	1,402	(1,123)
Prepaid expenses	(193)	(436)
Other assets	3	(164)
Accounts payable	(1,876)	(1,392)
Accrued expenses	487	(2,576)
Other long-term liabilities	(16)	(8)

Net cash provided by operating activities	6,125	1,607

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(922)	(1,371)
Proceeds from maturity of marketable security	—	5,000

Net cash (used in) provided by investing activities	(922)	3,629

FINANCING ACTIVITIES:
Common stock issued upon exercise of options	278	369
Common stock issued through employee purchase plan	—	143

Net cash provided by financing activities	278	512

Net change in cash	5,481	5,748
Cash at beginning of period	38,030	30,176

Cash at end of period	$43,511	$35,924

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$2
Cash paid for income taxes	$165	$130

The accompanying notes are an integral part of these financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION

The consolidated balance sheet as of April 2, 2005, the consolidated statements of operations for the three and six months ended April 2, 2005, and April 3, 2004, and the consolidated statements of cash flows for the six months ended April 2, 2005 and April 3, 2004 have been prepared by the Company and are unaudited. The consolidated balance sheet as of October 2, 2004 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended October 2, 2004. The Company’s fiscal year end is the Saturday nearest to September 30th. It is the Company’s policy to adjust its annual calendar to include an additional week in the first quarter of its fiscal year when necessary. Such adjustment was required in fiscal 2004, and as a result, the six months ended April 2, 2005 includes twenty six (26) weeks of activity while the six months ended April 3, 2004 includes twenty seven (27) weeks of activity. The Company believes that this additional week of activity in the first six months of fiscal 2004 did not have a material impact on its quarterly results of operations. It is the opinion of management that all adjustments, which are of a normal recurring nature necessary to state fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004. The results of operations for the three and six months ended April 2, 2005 are not necessarily indicative of the operating results for the full year.

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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended
	April 2, 2005			April 3, 2004
	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount

Net Income	$1,506,000			$1,663,000

Basic EPS
Earnings available to common stockholders	$1,506,000	24,440,801	$0.06	$1,663,000	24,201,679	$0.07

Effects of Dilutive Securities
Dilutive effect of stock options		472,010			855,166

Dilutive EPS
Earnings available to common stockholders	$1,506,000	24,912,811	$0.06	$1,663,000	25,056,845	$0.07

Options excluded from the calculation of diluted earnings per share were 883,783 and 255,257, respectively, as the exercise price was greater than the average share price for the period.

	Six months ended
	April 2, 2005			April 3, 2004
	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount

Net Income	$2,715,000			$3,337,000

Basic EPS
Earnings available to common stockholders	$2,715,000	24,406,369	$0.11	$3,337,000	24,148,986	$0.14

Effects of Dilutive Securities
Dilutive effect of stock options		567,834			958,079

Dilutive EPS
Earnings available to common stockholders	$2,715,000	24,974,203	$0.11	$3,337,000	25,107,065	$0.13

Options excluded from the calculation of diluted earnings per share were 883,783 and 138,125, respectively, as the exercise price was greater than the average share price for the period.

3. STOCK BASED COMPENSATION

The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. As allowed by SFAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) in accounting for its stock option plans. Accordingly, since all options are issued with exercise prices greater than or equal to the market price on the grant date, no compensation cost has been recognized for the stock option plans.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The pro forma information required under SFAS 123 for the three and six months ended April 2, 2005 and April 3, 2004 is as follows (in thousands of dollars except per share information):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended		Six months ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004

Net income — as reported	$1,506	$1,663	$2,715	$3,337
Employee stock compensation expense-net of tax	(260)	(192)	(530)	(376)

Net income — pro forma	$1,246	$1,471	$2,185	$2,961

Basic earnings per share — as reported	$0.06	$0.07	$0.11	$0.14
Basic earnings per share — pro forma	$0.05	$0.06	$0.09	$0.12

Diluted earnings per share — as reported	$0.06	$0.07	$0.11	$0.13
Diluted earnings per share — pro forma	$0.05	$0.06	$0.09	$0.12

Stock compensation expense was estimated using the Black-Scholes option pricing model under the following weighted average assumptions:

Expected option term (years)	5.11	4.90	5.11	4.90
Risk free interest rate	4.24%	2.91%	4.24%	2.91%
Volatility	81%	87%	81%	87%
Dividends	none	none	none	none

4. INVENTORIES

Inventories consisted of the following (in thousands of dollars):

	April 2, 2005	October 2, 2004

Gross inventories:
Raw materials	$15,971	$17,059
Work-in-process	7,026	7,583
Finished goods	4,011	4,451

Total gross inventories	27,008	29,093

Less reserve for excess and obsolete inventories	(3,666)	(4,349)

Total net inventories	$23,342	$24,744

Raw materials included approximately $1.1 million and $1.4 million at April 2, 2005 and October 2, 2004, respectively, for which the Company had received advance payment from the customer. Approximately $0.5 million and $0.6 million of inventories were written off against the reserve during the three and six months ended April 2, 2005.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. INTANGIBLE ASSETS

The Company’s acquired intangible assets, of which all but approximately $0.2 million are subject to amortization, consist of the following as of April 2, 2005 and October 2, 2004 (in thousands of dollars):

		Accumulated
Intangible Assets	Gross Amount	Amortization	Net Amount

April 2, 2005
Customer relationships	$4,100	$(592)	$3,508
Existing technology	2,427	(860)	1,567
Other	1,199	(947)	252

Total intangible assets	$7,726	$(2,399)	$5,327

October 2, 2004
Customer relationships	$4,100	$(456)	$3,644
Existing technology	2,427	(760)	$1,667
Other	1,199	(867)	332

Total intangible assets	$7,726	$(2,083)	$5,643

Changes in the carrying amount of acquired intangible assets during the six months ended April 2, 2005 (in thousands of dollars):

Balance as of October 2, 2004	$5,643
Amortization	(316)

Balance as of April 2, 2005	$5,327

Estimated Aggregate Future Amortization Expense:

Remaining six months of 2005	$290
2006	473
2007	473
2008	473
2009	473
Thereafter	2,946

$5,128

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consist of the following (in thousands of dollars):

	As of
	April 2, 2005	October 2, 2004

Land	$697	$697
Buildings and improvements	3,928	3,922
Machinery and equipment	16,450	15,774
Furniture and fixtures	3,374	3,227
Leasehold improvements	2,225	2,224
Construction/assets in progress	147	60

Total, at cost	26,821	25,904
Less accumulated depreciation and amortization	(13,687)	(11,929)

Property, plant, and equipment, net	$13,134	$13,975

Depreciation expense was $886,000 and $956,000 for the three months ended April 2, 2005, and April 3, 2004, respectively. Depreciation expense was $1,761,000 and $1,921,000 for the six months ended April 2, 2005, and April 3, 2004, respectively.

7. ACCRUED EXPENSES

Accrued expenses consist of the following major categories (in thousands of dollars):

	As of
	April 2, 2005	October 2, 2004

Sales commissions	$692	$895
Income taxes	495	—
Warranty reserve	591	640
Other accruals	632	723

Total accrued expenses	$2,410	$2,258

The following table summarizes activity in the warranty reserve for the six months ended April 2, 2005 (in thousands of dollars):

Warranty reserve, October 2, 2004	$640
Provision for warranty claims	326
Warranty claims charged against the reserve	(375)

Warranty reserve, April 2, 2005	$591

8. CREDIT FACILITY

The Company maintains a $12.0 million revolving line of credit with Bank One. Borrowings under the line of credit bear interest at either the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the Bank One “prime rate”. The line of credit was renewed on March 19, 2004 for an additional two years, at similar terms and conditions as the previous credit facility, and now expires on March 28, 2006. As of

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2005 there were no borrowing against the line of credit, and the Company has not borrowed against the line of credit since April 2003.

9. PENSION PLAN

The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. The following table summarizes the components of net periodic benefit cost recognized (in thousands of dollars):

	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004

Service cost	$21	$26	$41	$47
Interest cost	43	53	86	98
Expected return on plan assets	(43)	(57)	(86)	(92)
Amortization of prior service cost	6	7	13	16
Amortization of net loss	3	3	6	7

Net periodic benefit cost	$30	$32	$60	$76

10. FINANCIAL DATA BY BUSINESS SEGMENT

The Company has two business segments each of which requires different design and manufacturing resources and generally serves customers in different markets. The microelectronic segment accounted for approximately 55% and 56% of total Company sales during the three and six months ended April 2, 2005, while the display segment accounted for 45% and 44% of total Company sales during the respective periods of 2005.

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

The display segment serves a number of markets with products and solutions that are incorporated into global positioning systems, automatic teller machines, point of service (POS) order confirmation displays, home appliances, consumer electronics, medical devices, outdoor displays, military and commercial avionics and various military applications. Our display segment manufactures enhanced viewing liquid crystal displays, interface devices and electromechanical assemblies. Enhanced viewing liquid crystal displays and sunlight readable displays can be either ruggedized or commercial. Ruggedized displays are manufactured to perform in harsh environmental conditions primarily in military

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

and high-end industrial applications, while commercial display products offer greater viewing performance than off-the-shelf displays, but are not designed for harsh environmental conditions. Interface devices include electromechanical components and instrument packages that can consist of ruggedized keyboards, aircraft trim panels, rotating devices, mechanical packages, membrane keypads, silver flexible circuits, graphic overlays, control panels, and keypad/controller assemblies.

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

During the three and six months ended April 2, 2005 no customer accounted for more than 10% of total sales. However, during the three months ended April 2, 2005, Whirlpool Corporation and NCR Corporation both accounted for approximately 12% of display segment net sales and On Command Corporation accounted for approximately 12% of the microelectronic segment sales. For the six months ended April 2, 2005 Whirlpool Corporation and NCR Corporation accounted for approximately 12% and 15%, respectively, of display segment net sales and On Command Corporation accounted for 13% of the microelectronic display segment sales.

During the three and six months ended April 3, 2004 no customer accounted for more than 10% of total sales. However, during the three months ended April 3, 2004, Lowrance Corporation and Whirlpool Corporation accounted for approximately 17% and 12%, respectively, of the display segment net sales. For the six months ended April 3, 2004 Lowrance Corporation and Whirlpool Corporation accounted for approximately 12% and 13%, respectively, of the display segment net sales.

A significant portion of the Company’s business activity in each segment is from contractors who have contracts with the United States Department of Defense. Military sales were $11.1 million and $12.7 million for the quarters ended April 2, 2005 and April 3, 2004, respectively, and $22.9 million and $25.8 million for the first half of fiscal 2005 and 2004, respectively.

Foreign sales as a percentage of total sales in the three months ended April 2, 2005 and April 3, 2004 were both 18%. Foreign sales as a percentage of total sales for the six months ended April 2, 2005 and April 3, 2004 were both 18%. A summary of net sales by geographic region is as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended

	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004

United States of America	$22,913	$23,705	$46,274	$44,915
Europe and Middle East	2,073	3,259	5,285	6,010
Asia Pacific	1,890	1,367	3,986	2,613
Other	984	613	1,180	1,261

Net sales	$27,860	$28,944	$56,725	$54,799

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of results of operations by business segment is as follows:

OPERATIONS BY BUSINESS SEGMENT

(In thousands of dollars)
	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004

Net sales
Microelectronic	$15,385	$15,573	$31,577	$30,431
Display	12,475	13,371	25,148	24,368

Net sales	$27,860	$28,944	$56,725	$54,799

Income (loss) before tax
Microelectronic	$2,780	$2,419	$4,951	$4,881
Display	(568)	(95)	(1,043)	(110)

Total income before income taxes	$2,212	$2,324	$3,908	$4,771

Capital expenditures
Microelectronic	$355	$122	$748	$539
Display	144	176	174	832

Total capital expenditures	$499	$298	$922	$1,371

Depreciation and amortization expense
Microelectronic	$604	$648	$1,201	$1,338
Display	442	473	884	920

Total depreciation and amortization	$1,046	$1,121	$2,085	$2,258

	As of
Identifiable assets	04/02/2005	10/02/2004

Microelectronic	$39,095	$44,760
Display	39,540	37,330
General corporate	48,031	42,810
Total assets	$126,666	$124,900

11. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (FIN 47) – “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 is currently being evaluated by the Company and is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued No. SFAS 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

recognized as current-period charges regardless of whether they meet the criterion of abnormal. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The implementation of this Statement is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB revised SFAS No. 123 (SFAS 123R), “Share-Based Payment.” SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation” and requires companies to expense the estimated fair value of employee stock options and similar awards. On April 21, 2005, the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with SFAS 123R. The accounting provisions of SFAS 123R will now be effective for the Company’s first quarter of fiscal 2006. The Company is in the process of determining which transition method will be adopted as well as the impact the recognition of compensation expense will have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring after the beginning of the Company’s fourth quarter of 2005. The Company is not currently contemplating any nonmonetary transactions that would be affected by this Statement.

12. COMMITMENTS AND CONTINGENCIES

Contingencies

On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors. The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint (the “Complaint”) was filed on or about February 14, 2005. The Complaint alleges, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, in violation of the federal securities laws. The Complaint seeks unspecified monetary damages. On April 15, 2005, defendants moved to dismiss the Complaint. Any opposition to the motion to dismiss must be filed with the Court by May 20, 2005. A hearing date on the motion to dismiss has not been scheduled. We believe plaintiffs’ claims are without merit and we intend to vigorously defend ourselves in the consolidated matter. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse affect on our consolidated results of our operations, liquidity or financial condition.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company is also named as a nominal defendant in both actions. The complaints allege that between January 2003 and the date on which the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints allege claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment. The complaints seek unspecified damages, equitable relief, and restitution as against the individual defendants. We believe the claims made in the complaints are without merit and intend to vigorously defend these actions. On October 22, 2004, we moved to dismiss both actions and, in the alternative, moved to stay the Christ action. In December 2004, the Court agreed to stay the Christ action until April 20, 2005. While that stay has now expired, the parties intend to request the Court to continue it until the motions to dismiss that Dodt action are resolved. The motions to dismiss the Dodt action are still pending and a hearing date has not been scheduled. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse affect on our consolidated results of operations, liquidity or financial condition.

In addition, from time to time, we are subject to claims and litigation incident to our business. There are currently no such material, pending proceedings to which we are a party.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED APRIL 2, 2005 COMPARED TO THE THREE AND SIX MONTH PERIODS ENDED APRIL 3, 2004

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

Overview

We design, develop and manufacture innovative microelectronic and display components and systems for high technology products used in the military, industrial, and commercial markets. Our microelectronic solutions include advanced semiconductor and state of the art multi-chip packaging, as well as our proprietary process for applying anti-tamper protection to mission critical semiconductor components used in military applications. Our display solutions include enhanced flat panel display products, interface devices and electromechanical assemblies. Our customers, which include military prime contractors in the United States and Europe as well as commercial original equipment manufacturers (OEMs), outsource production of many of their microelectronic and display components and systems to us as a result of the combination of our design, development and manufacturing expertise.

Executive Summary

Our net sales for the quarter ended April 2, 2005 decreased by approximately $1.0 million, to $27.9 million from $28.9 million in the quarter ended April 3, 2004. During the first six months of fiscal 2005, net sales increased by $1.9 million to $56.7 million compared to $54.8 million during the first six months of fiscal 2004. Military sales in both our microelectronic and display segments continue to experience the effects of the slowdown in military technology product spending over the past quarters as they decreased $1.5 million and $2.8 million for the three and six months ended April 2, 2005 as compared to the same prior year periods. Commercial sales have increased $0.5 million and $4.7 million for the three and six months ended April 2, 2005 as compared to the same prior year periods as we continue to see the benefits of our investment in the development of circuit complexity management, interface communications and display enhancement technologies in the display segment. We expect this trend, of reduced military microelectronic net sales as compared to the previous year, to continue into the next quarter. Our review of military bookings suggests the soft spending pattern is likely to continue subject to an event or circumstance that would drive demand upward.

A key indicator of our future sales is the amount of new orders received compared to current net sales, known as the book-to-bill ratio. During the quarter ended April 2, 2005, we had new orders of $34.9 million, which equates to a book-to-bill ratio of 1.25 for the period. Display segment orders were $13.8 million during the quarter resulting in a segment book-to-bill ratio of 1.11 for the quarter. Orders for the microelectronic segment were $21.1 million during the quarter resulting in a segment book-to-bill ratio of 1.37. We experienced a book-to-bill ratio of over 1.00 for the microelectronic segment for the first time since the second quarter of 2004. Although encouraging, we do not expect this trend to necessarily continue. The increase in the microelectronic orders was primarily related to $8.5 million in orders (that we expect to ship within the next twelve months) from a leader in hotel entertainment delivery systems

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

that received a large contract with a major hotel chain.

Our gross margins increased during the three months ended April 2, 2005 to 31%, from 29% during the comparable period of fiscal year 2004. Gross margins decreased for the six months ended April 2, 2005 to 29% from 31% for the comparable period of fiscal year 2004. The primary reason for the increase in the three months ended April 2, 2005 was the product mix associated with military microelectronic products, which historically yield higher margins than commercial products. For the six months ended April 2, 2005, margins were negatively affected by the product mix related to commercial products which historically have a lower margin. The Company expects the margin to decrease for the remainder of the year if sales of commercial memory products increase during the year as a percentage of total sales. Gross margins for our display segment products continue to come under pressure from both domestic and Asian competition, and while we are implementing manufacturing strategies to improve our competitive position, it may be difficult to improve gross margins in the near future.

Our overall production has, at times, been affected by longer lead times for certain components, which may affect the timing and cost of sales during the year. The availability and price of memory and display components, based on supply and demand, will go up and down on a monthly or quarterly basis. When demand exceeds supply, prices will rise and lead times will lengthen. When supply exceeds demand, prices will fall and lead times will shorten. Overall, demand in the semiconductor market is expected to be down through remainder of the first half of calendar 2005 and is expected to rise slowly in the second half of calendar 2005. At this time memory components are available and prices have stabilized. The availability of liquid crystal displays has stabilized with prices down year over year. We expect prices of liquid crystal displays to increase slightly in the second half of fiscal 2005.

Net income for the three months ended April 2, 2005 was $1.5 million compared to $1.7 million for the same period in fiscal 2004. While gross margin was up year over year, higher general and administrative expenses due to compliance with the Sarbanes Oxley Act and costs associated with an abandoned acquisition tempered the progress made in cost of sales. Net income for the six months ended April 2, 2005 was $2.7 million compared to $3.3 million for the same period in fiscal 2004. Lower gross margin and increased general and administrative expenses accounted for the decline.

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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill to be tested for impairment on an annual basis (and more frequently in certain circumstances) and written down when impaired. We completed our annual testing for goodwill impairment in the fourth quarter of fiscal 2004 and determined that our recorded goodwill was not impaired. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years.

Income Taxes

We account for income taxes in accordance with No. SFAS 109, “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carry forwards. We regularly review our deferred tax assets for recoverability and, if necessary, establish a valuation allowance.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Results of Operations

The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of net sales:

	For the Three Months Ended		For the Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.9%	70.6%	71.5%	68.9%

Gross profit	31.1%	29.4%	28.5%	31.1%

Operating expenses:
Selling, general and administrative	17.7%	15.3%	16.7%	16.4%
Research and development	5.6%	5.9%	5.1%	5.8%
Amortization of intangible assets	0.6%	0.5%	0.6%	0.6%

Total operating expenses	23.9%	21.7%	22.3%	22.8%

Operating income	7.2%	7.7%	6.2%	8.3%
Interest expense	0.0%	0.0%	0.0%	0.0%
Interest (income)	(0.7%)	(0.3%)	(0.8%)	(0.4%)

Income before income taxes	7.9%	8.0%	7.0%	8.7%
Provision for income taxes	2.5%	2.3%	2.1%	2.6%

Net income	5.4%	5.7%	4.9%	6.1%

Three Months ended April 2, 2005 compared to Three Months ended April 3, 2004

Net Sales

The following table shows our net sales by our two business segments and the markets they serve (in thousands):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	April 2, 2005	April 3, 2004

Microelectronic Segment
Military Market	$8,918	$10,068
Commercial Market	6,467	5,505

	15,385	15,573

Display Segment
Military/Industrial Market	2,228	2,625
Commercial Market	10,247	10,746

	12,475	13,371

Total	$27,860	$28,944

Microelectronic Segment
Military Market	32%	35%
Commercial Market	23%	19%

	55%	54%

Display Segment
Military/Industrial Market	8%	9%
Commercial Market	37%	37%

	45%	46%

Total	100%	100%

     Net sales were $27.9 million for the three months ended April 2, 2005, a decrease of approximately $1.0 million, or 4%, from $28.9 million for the three months ended April 3, 2004.

•	Military sales in the microelectronic segment were $8.9 million for the three months ended April 2, 2005, a decrease of $1.2 million, or approximately 12% from $10.1 million for the three months ended April 3, 2004. The shift in military spending priorities away from the advanced technology products we supply has lowered the volume of sales. We expect sales to military customers to remain flat in the near future and remain at lowered rates for the foreseeable future.

•	Commercial sales in the microelectronic segment were $6.5 million for the three months ended April 2, 2005, an increase of $1.0 million, or approximately 18% from $5.5 million for the three months ended April 3, 2004. The improvement largely correlates to an increase in sales to a supplier of hotel entertainment delivery systems. However, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2005 first quarter Report on Form 10-Q, we have begun to and will continue to see reduced sales to Unisys, who previously accounted for more than 10% of microelectronic sales, for their memory modules used in a high-end server application which are expected to transition to a new generation of memory modules at lower volumes.

•	Military/industrial sales in the display segment were $2.2 million for the quarter ended April 2, 2005 a decrease of $0.4 million, or approximately 15% from $2.6 million for the quarter ended April 3, 2004. The decrease was due to a general reduction in overall order activity.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•	Commercial sales in the display segment were $10.2 million for the three months ended April 2, 2005, a decrease of $0.5 million, or approximately 5%, from $10.7 million for the three months ended April 3, 2004. Commercial display net sales declined primarily because of a $1.2 million decrease in sales to Garmin International and General Electric Medical Corporation from the prior year, offset by increased sales to other customers during the period.

During the three months ended April 2, 2005, no customer accounted for more than 10% of total sales. However, during the three months ended April 2, 2005, On Command Corporation accounted for approximately 12% of the microelectronic segment sales and NCR Corporation and Whirlpool Corporation each accounted for approximately 12% of display segment net sales.

During the three months ended April 3, 2004 no customer accounted for more than 10% of total sales. However during the three months ended April 3, 2004, Lowrance Corporation and Whirlpool Corporation accounted for approximately 17% and 12%, respectively, of display segment sales.

The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, sales of our membrane keypad products, which totaled approximately $3.3 million in three months ended April 2, 2005, are subject to seasonal fluctuations relating to increased home appliance sales in the spring and fall.

Gross Profit

The following table illustrates our two segments’ gross margin percentages by the markets they serve:

	Three Months Ended
	April 2, 2005	April 3, 2004
Microelectronic Segment
Military/Industrial Market	54%	44%
Commercial Market	26%	21%
Total	42%	36%

Display Segment
Military/Industrial Market	29%	36%
Commercial Market	15%	19%
Total	18%	22%

Company Total	31%	29%

Gross profit was $8.7 million for the three months ended April 2, 2005, an increase of $0.1 million or approximately 2% from $8.5 million for the three months ended April 3, 2004. For the three months ended April 2, 2005, gross margin as a percentage of net sales was approximately 31%, compared to approximately 29% for the three months ended April 3, 2004.

Gross profit for the microelectronic segment was $6.4 million for the three months ended April 2, 2005, an increase of $0.9 million, or approximately 16%, from $5.5 million for the three months ended April 3, 2004. Gross margin as a percentage of microelectronic segment sales was approximately 42% for the three months ended April 2, 2005, compared to approximately 36% for the three months ended April 3, 2004. The $0.9 million increase in microelectronic segment gross profit was due to the increase in gross

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

profits from our commercial products. The increase in our commercial products gross profit was primarily the result of slightly higher sales volume combined with a product mix of higher margin sales.

Gross profit for the display segment was $2.2 million for the three months ended April 2, 2005 and $3.0 million for the three months ended April 3, 2004. Gross margin as a percentage of display segment sales was approximately 18% for the three months ended April 2, 2005 and 22% the three months ended April 3, 2004. The decrease in gross margin as a percentage of display segment net sales was the result of the higher costs of acquiring initial inventory in connection with the start-up of new programs. We anticipate the inventory costs as a percentage of net sales will decrease as sales volume increases for such programs and component prices decrease. Overall product mix also contributed to the decline in display segment gross margins. Gross margins for our display segment products continue to come under pressure from both domestic and Asian competition, and while we are implementing manufacturing strategies to improve our competitive position, it may be difficult to improve current gross margins in the future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $4.9 million for the three months ended April 2, 2005, an increase of $0.5 million, or approximately 11%, from $4.4 million for the three months ended April 3, 2004. Expenses increased by approximately $0.5 million primarily due to increases such as approximately $0.2 million of expenses related to an abandoned acquisition, $0.2 million incurred for compliance with the Sarbanes Oxley Act and $0.2 million related to compensation, partially offset by small decreases in various expense categories.

Selling, general and administrative expenses as a percentage of net sales increased to 18% for the three months ended April 2, 2005 from 15% for the three months ended April 3, 2004. As part of our overall management planning and analysis process, we have traditionally targeted approximately 15% of net sales for selling, general and administrative expenses. However, it is probable that selling, general and administrative expenses will be significantly higher than 15% of net sales over the next several quarters due to costs related to our first year compliance with the various provisions of Sarbanes-Oxley Act, and will remain at higher levels in the future due to continued compliance requirements.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $1.6 million for the three months ended April 2, 2005, a decrease of $0.1 million, or approximately 6%, from $1.7 million for the three months ended April 3, 2004. The decrease was primarily attributable to the timing of expenditures. Research and development expenses as a percentage of net sales have remained consistent and averaged between 5% and 6% of net sales over the past four quarters. We are committed to research and development of new and existing products and expect research and development expenses to average approximately 5-6% of net sales in the future.

Ongoing product development projects for the microelectronic segment include new packaging designs for memory products including synchronous dynamic random access memory (SDRAM), and synchronous static random access memory (SSRAM), as well as the latest technology, double data rate (DDR) II memory modules, along with microprocessor modules and ball grid array packaging products using these semiconductors; continuing development of anti-tamper technology for microelectronic products; next generation memory and power personal computer products assembled in various multichip packages to be used in both commercial and military markets; and qualification of new

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

semiconductor products. Ongoing product development projects for the display segment include glass lamination process technology, high volume glass lamination (HVGL), our new Max-Vu technology, for tablet personal computers, and display systems development.

Interest Income

Interest income consists of interest earned on our cash balances invested primarily in a money market account. Interest income was $212,000 for three months ended April 2, 2005, an increase of $103,000 compared to $109,000 for the three months ended April 3, 2004. This increase was attributable to the increase in invested balances between periods primarily as a result of the reinvestment of cash flows from operations and increased interest rates.

Amortization of Intangible Assets

Intangible asset amortization for the three months ended April 2, 2005 and April 3, 2004 totaled $158,000 and $159,000, respectively.

Income Taxes

Income tax expense totaled $0.7 million for the three months ended April 2, 2005 and April 3, 2004. The combination of a higher effective tax rate with a slightly lower pre-tax income resulted in no net change. The Company’s effective tax rate approximated 32% for the three months ended April 2, 2005 and 28% for the three months ended April 3, 2004. The Company’s effective tax rate differs from the federal statutory tax rate of 35% due to the incremental impact of state income taxes offset by reductions for foreign sales exclusions and research and experimentation tax credits currently available for federal income tax purposes. We anticipate the effective tax rate to continue to approximate 32% in subsequent quarters.

Six Months ended April 2, 2005 compared to Six Months ended April 3, 2004

Net Sales

The following table shows our net sales by our two business segments and the markets they serve (in thousands):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	April 2, 2005	April 3, 2004

Microelectronic Segment
Military Market	$17,961	$19,918
Commercial Market	13,616	10,513

	31,577	30,431

Display Segment
Military/Industrial Market	4,995	5,864
Commercial Market	20,153	18,504

	25,148	24,368

Total	$56,725	$54,799

Microelectronic Segment
Military Market	32%	37%
Commercial Market	24%	19%

	56%	56%

Display Segment
Military/Industrial Market	9%	10%
Commercial Market	35%	34%

	44%	44%

Total	100%	100%

Net sales were $56.7 million for the six months ended April 2, 2005, an increase of $1.9 million, or 4%, from $54.8 million for the six months ended April 3, 2004.

•	Military sales in the microelectronic segment declined by $1.9 million to $18.0 million for the six months ended April 2, 2005 from $19.9 million for the six months ended April 3, 2004. The decrease in sales of $1.9 million is primarily due to the shift in military spending priorities away from the advanced technology products which lowered the volume of sales. We expect sales to military customers to remain flat in the near future.

•	Commercial sales in the microelectronic segment were $13.6 million for the six months ended April 2, 2005, an increase of $3.1 million, or approximately 30% from $10.5 million for the six months ended April 3, 2004. The growth was primarily due to increases in sales to a supplier for their hotel entertainment delivery systems. However, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2005 first quarter Report on Form 10-Q, we have begun to and will continue to see reduced sales to Unisys, who previously accounted for more than 10% of microelectronic sales, for their memory modules used in a high-end server application which are expected to transition to a new generation of memory modules at lower volumes.

•	Military/industrial sales in the display segment were $5.0 million for the six months ended April 2, 2005, a decrease of $0.9 million, or approximately 15%, from $5.9 million for the six months ended April 3, 2004. The decrease was due to a general decrease in overall order activity.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•	Commercial sales in the display segment were $20.1 million for the six months ended April 2, 2005, an increase of $1.6 million, or approximately 9%, from $18.5 million for the six months ended April 3, 2004. The increase was primarily due to increased sales of our tablet personal computer products.

During the six months ended April 2, 2005, no customer accounted for more than 10% of our total sales. For the six months ended April 2, 2005, On Command Corporation accounted for approximately 13% of our microelectronic segment net sales. For the six months ended April 2, 2005, Whirlpool Corporation and NCR Corporation accounted for approximately 12% and 15%, respectively, of our display segment net sales.

During the six months ended April 3, 2004, no customer accounted for more than 10% of our total sales. For the six months ended April 3, 2004, Lowrance Corporation and Whirlpool Corporation accounted for approximately 12% and 13%, respectively, of our display segment net sales.

The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, sales of our membrane keypad products, which totaled approximately $6.5 million in six months ended April 2, 2005, are subject to seasonal fluctuations relating to increased home appliance sales in the spring and fall.

Gross Profit

The following table illustrates our two segments’ gross margin percentages by the markets they serve:

	Six Months Ended
	April 2, 2005	April 3, 2004
Microelectronic Segment
Military/Industrial Market	50%	45%
Commercial Market	22%	18%
Total	38%	37%

Display Segment
Military/Industrial Market	25%	39%
Commercial Market	15%	19%
Total	17%	24%

Company Total	29%	31%

Gross profit was $16.1 million for the six months ended April 2, 2005, a decrease of $0.9 million or approximately 5% from $17.0 million for the six months ended April 3, 2004. For the six months ended April 2, 2005, gross margin as a percentage of net sales was approximately 29%, compared to approximately 31%, for the six months ended April 3, 2004.

Gross profit for the microelectronic segment was $12.0 million for the six months ended April 2, 2005, an increase of $0.7 million, or approximately 6%, from $11.2 million for the six months ended April 3, 2004. The increase in microelectronic segment gross profit was caused by a $1.1 million increase in gross profit in our commercial products offset be a $0.4 million decrease in our military products. Gross margin as a percentage of microelectronic sales was approximately 38% for the six months ended April 2, 2005 and 37% for the six months ended April 3, 2004. The increase in gross profit for our commercial products was the result of higher sales and changes in product mix. The decrease in our military products

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

gross profit was mainly the result of lower sales. Gross profit is highly driven by product mix; therefore it will fluctuate on a quarterly basis as the percentage of military versus commercial as a percentage of the total changes. We expect gross margins to decrease in the microelectronic segment over the remainder of fiscal 2005.

Gross profit for the display segment was $4.2 million for the six months ended April 2, 2005, a decrease of $1.6 million, or approximately 28%, from $5.8 million for the six months ended April 3, 2004. This decrease in gross profit was the result of decreases in the military and commercial products of $0.5 million and $1.1 million, respectively. Gross margin as a percentage of display segment sales was approximately 17% for the six months ended April 2, 2005 and 24% the six months ended April 3, 2004. The decrease in gross margin as a percentage of display segment net sales was the result of the higher costs of acquiring initial inventory in connection with the start-up of new programs. We anticipate the inventory costs as a percentage of net sales will decrease as sales volume increases for such programs and component prices decrease. Overall product mix also contributed to the decline in display segment gross margins. Gross margins for our display segment products continue to come under pressure from both domestic and Asian competition, and while we are implementing manufacturing strategies to improve our competitive position, it may be difficult to improve current gross margins in the future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $9.5 million for the six months ended April 2, 2005, an increase of $0.5 million, or approximately 6%, from $9.0 million for the six months ended April 3, 2004. Expenses increased by approximately $0.5 million primarily due to increases such as approximately $0.2 million of expenses related to an abandoned acquisition, $0.2 million incurred for compliance with the Sarbanes Oxley Act and $0.2 million related to compensation, partially offset by small decreases in various expense categories.

Selling, general and administrative expenses as a percentage of net sales were 17% for the six months ended April 2, 2005 and 16% for the three months ended April 3, 2004. As part of our overall management planning and analysis process, we have traditionally targeted approximately 15% of net sales for selling, general and administrative expenses. However, it is probable that selling, general and administrative expenses will be significantly higher than 15% of net sales over the next several quarters due to costs related to our first year compliance with the various provisions of Sarbanes-Oxley Act, and will remain at higher levels in the future due to continued compliance requirements.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $2.9 million for the six months ended April 2, 2005 a decrease of $0.3 million, or approximately 8%, from $3.2 million for the six months ended April 3, 2004. The decrease was primarily attributable to the timing of expenditures. Research and development expenses as a percentage of net sales have remained consistent and averaged between 5% and 6% of net sales over the past four quarters. We are committed to research and development of new and existing products and expect research and development expenses to average approximately 5-6% of net sales in the future.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest Income

Interest income consists of interest earned on our cash balances invested primarily in a money market account. Interest income was $432,000 for six months ended April 2, 2005, an increase of $209,000 compared to $222,000 for the six months ended April 3, 2004. This increase was attributable to the increase in invested balances between periods primarily as a result of the reinvestment of cash flows from operations and increased interest rates.

Amortization of Intangible Assets

Intangible asset amortization for the six months ended April 2, 2005 and April 3, 2004 totaled $316,000 and $324,000, respectively.

Income Taxes

Income tax expense totaled $1.2 million for the six months ended April 2, 2005 compared to $1.4 million for the six months ended April 3, 2004 primarily as a result of lower pre-tax income. The Company’s effective tax rate was approximately 31% for the six months ended April 2, 2005 and 30% for the six months ended April 3, 2004. The Company’s effective tax rate differs from the federal statutory tax rate of 35% due to the incremental impact of state income taxes offset by reductions for foreign sales exclusions and research and experimentation tax credits currently available for federal income tax purposes. We anticipate the effective tax rate to return to approximately 32% in subsequent quarters.

Liquidity and Capital Resources

Cash on hand as of April 2, 2005 totaled approximately $43.5 million. During the six months ended April 2, 2005, cash provided by operating activities was approximately $6.1 million. Depreciation and amortization totaled approximately $2.1 million for the six months ended April 2, 2005. We expect a similar amount in the second half of fiscal 2005. Net income, non-cash charges, and reductions in receivables and inventory were the primary sources of positive operating cash flow during the six months ended April 2, 2005. Payments against accounts payable reduced operating cash flow during the period. Accrued expenses increased due to increases in income taxes payable and compensation, partially offset by one week of accrued payroll as of April 2, 2005 versus two weeks as of October 2, 2004.

Purchases of property, plant and equipment during the six months ended April 2, 2005, totaled approximately $0.9 million. During the six months ended April 2, 2005, the purchases included $0.7 million for our microelectronic manufacturing facilities, primarily for production equipment and design fees for tenant improvements, and $0.2 million for our display and interface manufacturing facilities.

In connection with our decision to consolidate our Phoenix locations, we have entered into a new ten-year lease for the expanded headquarters/microelectronics building. We expect to incur approximately $4.0 million in capital expenditures for tenant improvements over the next two to three quarters. We have also put the IDS land and building in Phoenix on the market. We expect proceeds from the sale of the land and building to exceed our net book value, approximately $2.0 million as of April 2, 2005; however, we do not expect any ultimate gain or loss to have a material impact on our consolidated results of operations. We expect to fund these improvements and additional purchases from our cash balances and operating cash flows.

Accounts receivable decreased approximately $1.1 million from October 2, 2004. The change reflects better collections and an overall decline in net sales from the quarter ended October 2, 2004 as a result of lower sales of our military microelectronic products. Days sales outstanding at April 2, 2005 were 59

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

days, which is down from 64 days as of October 2, 2004. Our days sales outstanding typically approximates 60 days.

Inventories decreased approximately $1.4 million from the end of fiscal 2004. Inventory of approximately $23.3 million as of April 2, 2005 represented 111 days of inventory on hand, less than the 117 days on hand at October 2, 2004. The levels of inventory fluctuate based on changes in expected production requirements and availability of raw materials. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to buy larger amounts of inventory per purchase and hold it for longer periods of time. This would have the effect of increasing our days of inventory on hand. We expect to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our cash balances and operating cash flows.

Accounts payable as of April 2, 2005 declined by approximately $1.9 million from the end of fiscal 2004 primarily related to our payments for inventory purchased during the fourth quarter of fiscal 2004. Deferred revenue at April 2, 2005 was approximately $1.5 million. Additionally, accrued income taxes were approximately $0.5 million higher than at year-end as a result of the timing of estimated tax payments. Accrued commissions were approximately $0.2 million lower than the previous year-end because of a lower amount of sales to customers covered by our manufacturers’ representatives.

Accrued salaries and benefits were approximately $0.5 million higher at April 2, 2005 compared to the end of fiscal 2004 due to higher vacation/sick balances, accrued compensation and the timing of payments.

We have a $12.0 million revolving line of credit with Bank One. Borrowings under the line of credit bear interest at either the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the Bank One “prime rate”. The line of credit was renewed on March 19, 2004 for an additional two years, at similar terms and conditions as the previous credit facility, and now expires on March 28, 2006. As of April 2, 2005 there were no borrowings against the line of credit, and we have not borrowed against the line of credit since April 2003.

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

Contractual Obligations

We have entered into certain long-term contractual obligations that will require various payments over future periods as follows (in thousands of dollars):

	Payments due by Period as of April 2, 2005
		Less than			After
(In thousands of dollars)	Total	1 year	1 - 3 years	4 - 5 years	5 years

Operating leases	$12,066	$1,496	$2,939	$2,799	$4,832
Pension funding (1)

Total Contractual Cash Obligations	$12,066	$1,496	$2,939	$2,799	$4,832

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Contingencies

On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors. The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint (the “Complaint”) was filed on or about February 14, 2005. The Complaint alleges, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, in violation of the federal securities laws. The Complaint seeks unspecified monetary damages. On April 15, 2005, defendants moved to dismiss the Complaint. Any opposition to the motion to dismiss must be filed with the Court by May 20, 2005. A hearing date on the motion to dismiss has not been scheduled. We believe plaintiffs’ claims are without merit and we intend to vigorously defend ourselves in the consolidated matter. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse affect on our consolidated results of our operations, liquidity or financial condition.

On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company is also named as a nominal defendant in both actions. The complaints allege that between January 2003 and the date on which the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints allege claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment. The complaints seek unspecified damages, equitable relief, and restitution as against the individual defendants. We believe the claims made in the complaints are without merit and intend to vigorously defend these actions. On October 22, 2004, we moved to dismiss both actions and, in the alternative, moved to stay the Christ action. In December 2004, the Court agreed to stay the Christ action until April 20, 2005. While that stay has now expired, the parties intend to request the Court to continue it until the motions to dismiss that Dodt action are resolved. The motions to dismiss the Dodt action are still pending and a hearing date has not been scheduled. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse affect on our consolidated results of operations, liquidity or financial condition.

In addition, from time to time, we are subject to claims and litigation incident to our business. There are currently no such material, pending proceedings to which we are a party.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (FIN 47) — “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 is currently being evaluated by the Company and is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board (FASB) issued No. SFAS 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of abnormal. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The implementation of this Statement is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB revised SFAS No. 123 (SFAS 123R), “Share-Based Payment.” SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation” and requires companies to expense the estimated fair value of employee stock options and similar awards. On April 21, 2005, the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with SFAS 123R. The accounting provisions of SFAS 123R will now be effective for the Company’s first quarter of fiscal 2006. The Company is in the process of determining which transition method will be adopted as well as the impact the recognition of compensation expense will have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring after the beginning of the Company’s fourth quarter of 2005. The Company is not currently contemplating any nonmonetary transactions that would be affected by this Statement.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note Regarding Forward Looking Statements And Associated Risks

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Conditions and Result of Operations” and documents incorporated herein by reference, contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project” and “predict”, or similar words and phrases regarding expectations generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to, statements regarding: our expectations regarding the amount of capital expenditures for tenant improvements, the amount of proceeds from the sale of the IDS land and building in Phoenix, and the potential impact on the Company’s results; our expectations regarding sales to Unisys; our expectation regarding future display segment sales; our expectations regarding sales, and profits, of microelectronic segment products in the future; our expectations regarding future gross margins for the Company overall and for display segment gross margins; our anticipation that inventory costs will decline as a percentage of sales for new display segment programs; our expectations regarding the availability and price of supply for memory and display components; our expectations regarding future selling, general and administrative expenses; our expectations for research and development expenses; our expectations of lower sales in the future compared to the previous year’s corresponding quarters; our expectations regarding our effective tax rate in the future; our expectations regarding future property, plant and equipment expenditures and our ability to fund such expenditures from current balances and operations; our expectations regarding the impact of changes in raw material lead times on inventory levels and the number of days of inventory on hand ratio; our expectations regarding our existing sources of liquidity and their sufficiency to satisfy cash requirements over the next year; our anticipated use of foreign sales income exclusions and research and development tax credits; our expectations regarding future depreciation and amortization expense; our expectations regarding the impact of the adoption of new accounting pronouncements and the impact on our effective tax rate of changes in the law; our expectations regarding pension plan funding; our expectations regarding future demand for our products; our expectations regarding changes in sales to certain industries; our expectations for sales of military microelectronic products in 2005; our expectations regarding future purchases of components and anticipated product shipment dates; our expectations regarding the effect of interest rate changes and foreign currency and commodity price risks; our expectations regarding the expected levels of future product development and capital expenditures; our expectations that cash flow from operations should be sufficient to fund cash needs in the short and long term; our expectations of future product sales mix and gross margins; our expected cost of compliance with the Sarbanes-Oxley Act; our expectations regarding overall demand in the semiconductor market; our expectations regarding revenue; and our expectations regarding the impact of the litigation on the Company.

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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 2, 2005, we had no borrowings on our revolving line of credit with Bank One. Should we borrow against the line, interest charged on these borrowings would be at either the bank’s prime rate or LIBOR plus 1.5%. During the three months ended April 2, 2005, the bank’s prime rate averaged 5.66% and was 5.75% as of April 2, 2005.

We are subject to changes in the prime rate based on Federal Reserve actions and general market interest fluctuations. We are also subject to fluctuations in the LIBOR rate. As of April 2, 2005, the LIBOR rate was approximately 3.84%. Should we begin borrowing against the credit line, quarterly interest expense (at 5.75%) would be approximately $14,375 for every $1.0 million borrowed. A hypothetical interest rate increase of 1% would increase interest expense by approximately $2,500 per $1.0 million borrowed on a quarterly basis. We believe that moderate interest rate increases will not have a material adverse impact on our consolidated results of operations or financial position.

We believe that we are not subject to any material forms of market risk, such as foreign currency exchange risk (our sales to foreign customers and purchases from foreign suppliers are denominated in U.S. dollars) or commodity price risk.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 2, 2005 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures.

PART II OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors. The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint (the “Complaint”) was filed on or about February 14, 2005. The Complaint alleges, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, in violation of the federal securities laws. The Complaint seeks unspecified monetary damages. On April 15, 2005, defendants moved to dismiss the Complaint. Any opposition to the motion to dismiss must be filed with the Court by May 20, 2005. A hearing date on the motion to dismiss has not been scheduled. We believe plaintiffs’ claims are without merit and we intend to vigorously defend ourselves in the consolidated matter. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse affect on our consolidated results of our operations, liquidity or financial condition.

On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company is also named as a nominal defendant in both actions. The complaints allege that between January 2003 and the date on which the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints allege claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

enrichment. The complaints seek unspecified damages, equitable relief, and restitution as against the individual defendants. We believe the claims made in the complaints are without merit and intend to vigorously defend these actions. On October 22, 2004, we moved to dismiss both actions and, in the alternative, moved to stay the Christ action. In December 2004, the Court agreed to stay the Christ action until April 20, 2005. While that stay has now expired, the parties intend to request the Court to continue it until the motions to dismiss that Dodt action are resolved. The motions to dismiss the Dodt action are still pending and a hearing date has not been scheduled. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse affect on our consolidated results of operations, liquidity or financial condition.

In addition, from time to time, we are subject to claims and litigation incident to our business. There are currently no such material, pending proceedings to which we are a party.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The Annual Meeting of the Shareholders was held on March 10, 2005.

b)	At the meeting all of the then current directors were re-elected. The votes were as follows:

Name	Number of Shares Voted	For	Withhold Authority
Thomas M. Reahard	22,902,429	22,382,565	519,864
Hamid R. Shokrgozar	22,902,429	21,746,079	1,156,350
Thomas J. Toy	22,902,429	21,760,395	1,142,034
Edward A. White	22,902,429	17,122,221	5,780,208
Jack A. Henry	22,902,429	21,726,050	1,176,379
Paul D. Quadros	22,902,429	21,719,989	1,182,440

c)	Also at the meeting, PricewaterhouseCoopers LLP was ratified as independent registered public accounting firm for the Company and its subsidiaries for the fiscal year ending October 1, 2005. The vote was as follows:

Number of Shares
Voted	For	Against	Abstain	Broker Non-Votes
22,902,429	21,145,989	1,665,396	91,044	0

ITEM 6 EXHIBITS

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

Dated: May 12, 2005