Form 10-Q
period 2005-07-02
WHITE ELECTRONIC DESIGNS CORP
filed 2005-08-11
CIK 13606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 2, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to_________
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
Yes ☑ No ☐
At August 10, 2005 24,477,776 shares of the Registrant’s Common Stock were outstanding.

WHITE ELECTRONIC DESIGNS CORPORATION
AND SUBSIDIARIES

PART I FINANCIAL INFORMATION	3-15

Item 1: Financial Statements

Unaudited Consolidated Balance Sheets as of July 2, 2005 and October 2, 2004	3

Unaudited Consolidated Statements of Operations for the Three and Nine Months ended July 2, 2005 and July 3, 2004	4

Unaudited Consolidated Statements of Cash Flows for the Nine Months ended July 2, 2005 and July 3, 2004	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3: Quantitative and Qualitative Disclosures About Market Risk	33

Item 4: Controls and Procedures	34

PART II OTHER INFORMATION	34

Item 6: Exhibits	36
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands of dollars, except share data)

	July 2,	October 2
	2005	2004

ASSETS
Current Assets
Cash and cash equivalents	$46,037	$38,030
Accounts receivable, less allowance for doubtful accounts of $375 and $560	18,925	19,039
Inventories, net	23,090	24,744
Prepaid expenses and other current assets	2,326	1,584
Deferred income taxes	4,156	4,652

Total Current Assets	94,534	88,049

Property, plant and equipment, net	13,232	13,975
Goodwill, net	17,105	17,105
Intangible assets, net	5,168	5,643
Other assets, net	125	128

Total Assets	$130,164	$124,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,697	$9,070
Accrued salaries and benefits	2,493	1,396
Other accrued expenses	1,999	2,258
Deferred revenue	1,868	1,646

Total Current Liabilities	13,057	14,370

Accrued long-term pension liability	522	522
Deferred income taxes	2,462	1,175
Other long term liabilities	1,659	1,618

Total Liabilities	17,700	17,685

Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 24,477,076 and 24,335,310 shares issued	2,448	2,433
Treasury stock, 44,442 and 44,442 shares, at cost	(4)	(4)
Additional paid-in capital	90,787	90,347
Unearned compensation	—	(8)
Retained earnings	19,450	14,664
Accumulated other comprehensive loss	(217)	(217)

Total Shareholders’ Equity	112,464	107,215

Total Liabilities and Shareholders’ Equity	$130,164	$124,900

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands of dollars, except share and per share data)

	Three months ended		Nine months ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Net sales	$30,329	$25,390	$87,055	$80,189
Cost of sales	21,159	18,457	61,695	56,217

Gross profit	9,170	6,933	25,360	23,972

Operating expenses:
Selling, general and administrative	5,192	4,515	14,662	13,485
Research and development	1,363	1,476	4,290	4,668
Amortization of intangible assets	158	158	474	483

Total operating expenses	6,713	6,149	19,426	18,636

Operating income	2,457	784	5,934	5,336
Interest expense	—	—	—	2
Interest (income)	(290)	(109)	(722)	(330)

Income before income taxes	2,747	893	6,656	5,664
Provision for income taxes	677	328	1,870	1,762

Net income	$2,070	$565	$4,786	$3,902

Earnings per share — basic	$0.08	$0.02	$0.20	$0.16

Earnings per share — diluted	$0.08	$0.02	$0.19	$0.16

Weighted average number of common shares and equivalents:
Basic	24,459,807	24,226,213	24,424,182	24,174,085
Diluted	24,963,098	24,886,520	24,992,593	25,028,783

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	Nine months ended
	July 2,	July 3,
	2005	2004

OPERATING ACTIVITIES:
Net income	$4,786	$3,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,116	3,340
Amortization of premium on marketable securities	—	80
Premium on marketable securities	—	(120)
Deferred income tax expense	1,783	1,014
Loss on sale of property, plant, and equipment	3	38
Tax benefit related to exercise of stock options	52	315
Net changes in balance sheet accounts:
Accounts receivable	114	2,986
Inventories	1,654	(3,877)
Prepaid expenses	(742)	(1,685)
Other assets	3	92
Accounts payable	(2,373)	160
Accrued expenses	1,060	(3,346)
Other long-term liabilities	41	849

Net cash provided by operating activities	9,497	3,748

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(1,893)	(2,081)
Proceeds from maturity of marketable security	—	5,120

Net cash (used in) provided by investing activities	(1,893)	3,039

FINANCING ACTIVITIES:
Common stock issued for exercise of options	297	387
Common stock issued through employee purchase plan	106	268

Net cash provided by (used in) financing activities	403	655

Net change in cash	8,007	7,442
Cash at beginning of period	38,030	30,176

Cash at end of period	$46,037	$37,618

The accompanying notes are an integral part of these financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. INTERIM FINANCIAL INFORMATION
The consolidated balance sheet as of July 2, 2005, the consolidated statements of operations for the three and nine months ended July 2, 2005 and July 3, 2004, and the consolidated statements of cash flows for the nine months ended July 2, 2005 and July 3, 2004 have been prepared by the Company and are unaudited. The consolidated balance sheet as of October 2, 2004 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended October 2, 2004. The Company’s fiscal year end is the Saturday nearest to September 30th. It is the Company’s policy to adjust its annual calendar to include an additional week in the first quarter of its fiscal year when necessary. Such adjustment was required in fiscal 2004, and as a result, the nine months ended July 3, 2004 includes forty (40) weeks of activity while the nine months ended July 2, 2005 includes thirty-nine (39) weeks of activity. The Company believes that this additional week of activity in fiscal 2004 did not have a material impact on its year to date results of operations. It is the opinion of management that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004. The results of operations for the three and nine months ended July 2, 2005 are not necessarily indicative of the operating results for the full year.
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
2. EARNINGS PER SHARE
Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128) requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all potential dilutive common shares that were outstanding during the period unless they are antidilutive. Potential dilutive common shares consist of the incremental common shares that would be issued upon exercise of stock options.
In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended
	July 2, 2005			July 3, 2004
	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount

Net Income	$2,070,000			$565,000

Basic EPS
Earnings available to common stockholders	$2,070,000	24,459,807	$0.08	$565,000	24,226,213	$0.02

Effects of Dilutive Securities
Dilutive effect of stock options		503,291			660,307

Dilutive EPS
Earnings available to common stockholders	$2,070,000	24,963,098	$0.08	$565,000	24,886,520	$0.02

Options excluded from the calculation of diluted earnings per share were 943,344 and 514,965 for the three months ended July 2, 2005 and July 3, 2004, respectively, as the exercise price was greater than the average share price for the period.

	Nine months ended
	July 2, 2005			July 3, 2004
	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount

Net Income	$4,786,000			$3,902,000

Basic EPS
Earnings available to common stockholders	$4,786,000	24,424,182	$0.20	$3,902,000	24,174,085	$0.16

Effects of Dilutive Securities
Dilutive effect of stock options		568,411				854,698

Dilutive EPS
Earnings available to common stockholders	$4,786,000	24,992,593	$0.19	$3,902,000	25,028,783	$0.16

Options excluded from the calculation of diluted earnings per share were 859,344 and 238,215 for the nine months ended July 2, 2005 and July 3, 2004, respectively, as the exercise price was greater than the average share price for the period.
3. STOCK BASED COMPENSATION
The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. As allowed by SFAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) in accounting for its stock option plans. Accordingly, since all options are issued with exercise prices greater than or equal to the market price on the grant date, no compensation cost has been recognized for the stock option plans.
For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The pro forma information required under SFAS 123 for the three and nine months ended July 2, 2005 and July 3, 2004 is as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	(In thousands of dollars except per share information)
	Three months ended		Nine months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net income — as reported	$2,070	$565	$4,786	$3,902
Stock compensation expense-net of tax	(202)	(177)	(578)	(576)

Net income — pro forma	$1,868	$388	$4,208	$3,326

Basic earnings per share — as reported	$0.08	$0.02	$0.20	$0.16
Basic earnings per share — pro forma	$0.08	$0.02	$0.17	$0.14

Diluted earnings per share — as reported	$0.08	$0.02	$0.19	$0.16
Diluted earnings per share — pro forma	$0.07	$0.02	$0.17	$0.13

Stock compensation expense was estimated using the Black-Scholes option pricing model under the following weighted average assumptions:

Expected option term (years)	8.32	5.13	8.32	5.13
Risk free interest rate	3.84%	3.81%	3.84%	3.81%
Volatility	119%	84%	119%	84%
Dividends	none	none	none	none
4. INVENTORIES, NET
Inventories consisted of the following (in thousands of dollars):

	July 2, 2005	October 2, 2004

Gross inventories:
Raw materials	$15,446	$17,059
Work-in-process	7,087	7,583
Finished goods	4,015	4,451

Total gross inventories	26,548	29,093

Less reserve for excess and obsolete inventories	(3,458)	(4,349)

Total net inventories	$23,090	$24,744

Raw materials included approximately $1.0 million and $1.4 million at July 2, 2005 and October 2, 2004, respectively, for which the Company had received advance payment from the customer. These advance payments are recorded as deferred revenue until the finished goods are delivered. Approximately $0.6 and $1.2 million of inventories were written off against the reserve during the three and nine months ended July 2, 2005, respectively.
5. INTANGIBLE ASSETS, NET
The Company’s acquired intangible assets, of which all but approximately $0.2 million are subject to amortization, consist of the following as of July 2, 2005 and October 2, 2004 (in thousands of dollars):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Gross	Accumulated
Intangible Assets	Amount	Amortization	Net Amount

July 2, 2005
Customer relationships	$4,100	$(661)	$3,439
Existing technology	2,427	(910)	1,517
Other	1,199	(987)	212

Total intangible assets	$7,726	$(2,558)	$5,168

October 2, 2004
Customer relationships	$4,100	$(456)	$3,644
Existing technology	2,427	(760)	1,667
Other	1,199	(867)	332

Total intangible assets	$7,726	$(2,083)	$5,643

Changes in the carrying amount of acquired intangible assets during the nine months ended July 2, 2005 (in thousands of dollars):

Balance as of October 2, 2004	$5,643

Amortization	(475)

Balance as of July 2, 2005	$5,168

Estimated Aggregate Future Amortization Expense:

Remaining three months of 2005	$132
2006	473
2007	473
2008	473
2009	473
Thereafter	2,944

$4,968

6. PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment consist of the following (in thousands of dollars):

	As of
	July 2, 2005	October 2, 2004

Land	$697	$697
Buildings and improvements	3,928	3,922
Machinery and equipment	16,616	15,774
Furniture and fixtures	3,552	3,227
Leasehold improvements	2,225	2,224
Construction/assets in progress	754	60

Total, at cost	27,772	25,904
Less accumulated depreciation	(14,540)	(11,929)

Property, plant, and equipment, net	$13,232	$13,975

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Depreciation expense was approximately $872,000, and $917,000, for the three months ended July 2, 2005, and July 3, 2004, respectively. Depreciation expense was approximately $2,633,000, and $2,838,000, for the nine months ended July 2, 2005, and July 3, 2004, respectively.
7. OTHER ACCRUED EXPENSES
Other accrued expenses consist of the following major categories (in thousands of dollars):

	As of
	July 2, 2005	October 2, 2004

Sales commissions	$698	$895
Income taxes	18	—
Warranty reserve	544	640
Other accruals	739	723

Total other accrued expenses	$1,999	$2,258

The Company estimates potential warranty obligations for its products based on annual product sales and historical customer product return data. Based on this data, the Company records estimated warranty reserves and expense needed to account for the estimated cost of product returns. The following table summarizes activity in the warranty reserve for the nine months ended July 2, 2005 (in thousands of dollars):

Warranty reserve, October 2, 2004	$640

Provision for warranty claims	434
Warranty claims charged against the reserve	(530)

Warranty reserve, July 2, 2005	$544

8. CREDIT FACILITY
The Company maintains a $12.0 million revolving line of credit with Bank One. Borrowings under the line of credit bear interest at either the London Interbank Offered Rate (LIBOR) plus 1.5%, or the Bank One prime rate. The line of credit was renewed on March 19, 2004 for an additional two years, at similar terms and conditions as the previous credit facility, and now expires on March 28, 2006. As of July 2, 2005 there were no borrowings against the line of credit, and the Company has not borrowed against the line of credit since April 2003.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. PENSION PLAN
The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. The following table summarizes the components of net periodic benefit cost recognized (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Service Cost	$21	$24	$63	$71
Interest Cost	46	50	131	148
Expected return on plan assets	(42)	(54)	(128)	(146)
Amortization of prior service cost	12	7	25	23
Amortization of net (gain) loss	(3)	3	3	10

Net periodic benefit cost	$34	$30	$94	$106

10. FINANCIAL DATA BY BUSINESS SEGMENT
The Company has two business segments, each of which requires different design and manufacturing resources and generally serves customers in different markets. The microelectronic segment accounted for approximately 51% and 54% of total Company sales during the three and nine months ended July 2, 2005, while the display segment accounted for 49% and 46% of total Company sales during the respective periods of 2005.
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
The display segment serves a number of markets with products and solutions that are incorporated into global positioning systems, automatic teller machines, point of service (POS) order confirmation displays, home appliances, consumer electronics, medical devices, outdoor displays, military and industrial avionics and various military applications. Our display segment manufactures enhanced viewing liquid crystal displays, interface devices and electromechanical assemblies. Enhanced viewing liquid crystal displays can be either ruggedized or commercial. Ruggedized displays are manufactured to perform in harsh environmental conditions primarily in military and high-end industrial applications, while commercial display products offer greater viewing performance than off-the-shelf displays, but are not designed for harsh environmental conditions. Interface devices include electromechanical components and instrument packages that can consist of ruggedized keyboards, aircraft trim panels,

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
rotating devices, mechanical packages, membrane keypads, silver flexible circuits, graphic overlays, control panels, and keypad/controller assemblies.
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
During the three months ended July 2, 2005, NCR Corporation accounted for approximately 12% of total sales and approximately 25% of display segment sales, while On Command Corporation accounted for approximately 17% of the microelectronic segment sales. During the nine months ended July 2, 2005, no one customer accounted for more than 10% of total sales. However, NCR Corporation accounted for approximately 19% of display segment sales while On Command Corporation accounted for approximately 14% of microelectronic segment sales in the nine months ended July 2, 2005. During the three months ended July 3, 2004, no one customer accounted for more than 10% of total segment sales. However, Whirlpool Corporation accounted for approximately 13% of display segment net sales. For the nine months ended July 3, 2004, Whirlpool Corporation and Lowrance Corporation accounted for approximately 13% and 10%, respectively, of display segment net sales.
A significant portion of the Company’s business activity in each segment is from contractors who have contracts with the United States Department of Defense. Military sales were $12.2 million and $10.6 million for the quarters ended July 2, 2005 and July 3, 2004, respectively, and $35.1 million and $36.3 million for the first nine months of fiscal 2005 and 2004, respectively.
Foreign sales as a percentage of total sales in the three months ended July 2, 2005 and July 3, 2004 were 17% for both periods. Foreign sales as a percentage of total sales for the nine months ended July 2, 2005 and July 3, 2004 were 18% for both periods. A summary of net sales by geographic region is as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

United States	$25,202	$21,194	$71,477	$66,108
Europe and Middle East	2,273	2,674	7,558	8,684
Asia Pacific	2,230	761	6,216	3,375
Other	624	761	1,804	2,022

Net sales	$30,329	$25,390	$87,055	$80,189

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
A summary of results of operations by business segment is as follows:

(In thousands of dollars)
	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net sales
Microelectronic	$15,459	$14,568	$47,036	$44,999
Display	14,870	10,822	40,019	35,190

Net sales	$30,329	$25,390	$87,055	$80,189

Income (loss) before tax
Microelectronic	$2,547	$1,785	$7,498	$6,666
Display	200	(892)	(842)	(1,002)

Total income before income taxes	$2,747	$893	$6,656	$5,664

Capital expenditures
Microelectronic	$901	$501	$1,649	$1,040
Display	70	209	244	1,041

Total capital expenditures	$971	$710	$1,893	$2,081

Depreciation and amortization expense
Microelectronic	$582	$603	$1,784	$1,944
Display	448	478	1,332	1,396

Total depreciation and amortization	$1,030	$1,081	$3,116	$3,340

	As of
Identifiable assets	July 2, 2005	October 2, 2004

Microelectronic	$43,652	$44,760
Display	36,195	37,330
General corporate	50,317	42,810

Total assets	$130,164	$124,900

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
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense,

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of abnormal. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The implementation of this Statement is not expected to have a material impact on the Company’s financial condition or results of operations.
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
SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces Accounting Principals Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28” was issued in May 2005. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its financial position or results of operations except to the extent that the statement requires retrospective application in circumstances that would previously have been effected in the period of the change under APB No. 20.
12. COMMITMENTS AND CONTINGENCIES
Contingencies
On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors. The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint (the “Complaint”) was filed on or about February 14, 2005. The Complaint alleges, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, in violation of the federal securities laws. The Complaint seeks unspecified monetary damages. On April 15, 2005, defendants moved to dismiss the Complaint. Plaintiffs opposed defendants’ motions to dismiss. A hearing date on the motion to dismiss has not been scheduled. The Company believes plaintiffs’ claims are without merit and it intends to vigorously defend itself in the consolidated matter. Although the outcome of this litigation is uncertain, based on the Company’s current assessment of the merits of the complaints and considering the amount of insurance the Company maintains covering claims of this nature, the Company does not believe the ultimate outcome of these matters will have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.
On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company is also named as a nominal defendant in both actions. The complaints allege that between January 2003 and the date on which the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints allege claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment. The complaints sought unspecified damages, equitable relief, and restitution as against the individual defendants. In October 2004, the Company moved to dismiss the complaints. On June 7, 2005, the Court dismissed the Dodt action and on June 15, 2005, the Court dismissed the Christ action. On July 7, 2005, the plaintiff in the Dodt action filed a Notice of Appeal. The appellate court has not set a briefing schedule or hearing date for the plaintiff’s appeal. The Company believes the claims made in the complaints are without merit and, in the event that the plaintiff’s appeal is successful, intends to vigorously defend these actions. Although the outcome of this litigation is uncertain, based on the Company’s current assessment of the merits of the complaints and considering the amount of insurance the Company maintains covering claims of this nature, the Company does not believe the ultimate outcome of these matters will have a material adverse effect on its consolidated results of operations, liquidity or financial condition.
In addition, from time to time, the Company is subject to claims and litigation incident to its business. There are currently no such material pending proceedings to which the Company is a party.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED JULY 2, 2005 COMPARED TO THE THREE AND NINE MONTH PERIODS ENDED JULY 3, 2004
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
Executive Summary
Our net sales for the quarter ended July 2, 2005 increased by approximately $4.9 million, to $30.3 million from $25.4 million for the quarter ended July 3, 2004. During the first nine months of fiscal 2005, net sales increased by $6.9 million to $87.1 million compared to $80.2 million during the first nine months of fiscal 2004. Military sales in both our microelectronic and display segments have experienced recent improvements in sales over the past quarters as they increased $1.0 million for the three months ended July 2, 2005, but were still down $1.6 million for the nine months ended July 2, 2005 compared to the corresponding periods in the prior year. We expect military sales to be appreciably above 2004 levels in the fourth quarter of fiscal 2005. Commercial sales have increased $3.3 million and $8.1 million for the three and nine months ended July 2, 2005, respectively, as compared to the same prior year periods as we continue to see the benefits of our investment in the development of circuit complexity management, interface communications and display enhancement technologies in the display segment. However, we made a strategic business decision in our display segment not to pursue future business in low margin products. In connection with this decision, our contract with NCR Corporation will end in our fiscal fourth quarter and we will see significantly lower sales in the fourth quarter of fiscal 2005 and into fiscal 2006.
A key indicator of our future sales is the amount of new orders received compared to current net sales, known as the book-to-bill ratio. During the quarter ended July 2, 2005, we had new orders of approximately $24.7 million, which equates to a book-to-bill ratio of 0.82 for the period. Display segment orders were approximately $8.8 million during the quarter resulting in a segment book-to-bill ratio of 0.59. This is primarily due to the strategic decision we made in not pursuing lower margin sales and the resulting completion of our contract with NCR Corporation. Orders for the microelectronic segment were approximately $15.9 million during the quarter resulting in a segment book-to-bill ratio of 1.03. Military bookings were strong again for the second quarter in a row, resulting in a book-to-bill for the military products of 1.31:1. However, we do not have a level of visibility that indicates to us that this trend will continue in the coming quarters.

Our gross margin increased for the three months ended July 2, 2005 to 30% from 27% for the three months ended July 3, 2004. Our gross margin decreased for the nine months ended July 2, 2005 to 29% from 30% for the nine months ended July 3, 2004. The reason for the increase in the three months ended July 2, 2005 was higher margin in both the microelectronic and display segments. The microelectronic segment gross margin increased to 39% in the third quarter of 2005 as compared to 34% in the quarter ending July 3, 2004, due to a higher percentage of military sales, which traditionally carry larger margins, over commercial sales. The display segment gross margin increased to 21% from 19%, primarily due to increased efficiencies and material volume discounts achieved in the quarter. The primary reason for the decrease for the nine months ended July 2, 2005 was a decrease in the display segment margin from 22% to 18%, offset by an increase in the microelectronic segment margin to 38% from 36% for the first nine months of 2005 and 2004, respectively. Gross margin for our display segment products continue to come under pressure from both domestic and international competition, and while we are implementing manufacturing strategies to improve our competitive position, it may be difficult to continue to maintain current gross margin in the future. Gross margin for our microelectronic segment increased primarily due to product mix.
Our overall production has, at times, been affected by longer lead times for certain components, which may affect the timing and cost of sales during the year. The availability and price of memory and display components, based on supply and demand, will go up and down on a monthly or quarterly basis. When supply exceeds demand, prices will fall and lead times will shorten. Overall, supply in the semiconductor market rose in our fiscal third quarter and prices decreased slightly. As a result of excess supply, production is being curtailed to hold prices in the second half of the calendar year. The availability of liquid crystal displays has stabilized with prices down year over year. We expect prices of liquid crystal displays to increase slightly in the second half of calendar 2005.
In order to be more competitive in the commercial display market for our tablet personal computer products, we have purchased duplicate equipment for our Max-Vu technology for tablet personal computers which will be produced with our manufacturing partner located in China. We expect to start producing parts effective the second quarter of fiscal 2006.
Net income for the three months ended July 2, 2005 was $2.1 million compared to $0.6 million for the same period in fiscal 2004. While gross margin was up year over year, higher selling, general and administrative expenses due to compliance with the Sarbanes-Oxley Act and higher compensation costs tempered the progress made in gross margin. Net income for the nine months ended July 2, 2005 was $4.8 million compared to $3.9 million for the same period in fiscal 2004. Higher sales for the nine months of fiscal 2005 were partially offset by lower gross margin and increased selling, general and administrative expenses.
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

Revenue Recognition
We sell microelectronic and display products primarily to military prime contractors and commercial OEMs. A small portion of our products is also sold through distributors or resellers. We recognize revenue on product sales when persuasive evidence of an arrangement with the customer exists, title to the product has passed to the customer, which usually occurs at time of shipment, the sales price is fixed or determinable, and collectibility of the related billing is reasonably assured. Advance payments from customers are deferred and recognized when the related products are shipped. Revenue relating to products sold to distributors or resellers who either have return rights or where we have a history of accepting product returns are deferred and recognized when the distributor or reseller sells the product to the end customer. We also provide limited design services pursuant to related customer purchase orders and generally recognize the associated revenue as such services are performed. However, it may be deferred until certain elements are completed. We may from time to time enter into certain arrangements that contain multiple elements such as performing limited design services accompanied with follow-on manufacturing of related products. We allocate revenue to the elements based on relative fair value, and recognize revenue for each element when there is evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Arrangements with multiple elements that are not considered separate units of accounting require deferral of revenue until certain other elements have been delivered or the services have been performed. The amount of the revenue recognized is impacted by our judgment as to whether an arrangement includes multiple elements and whether the elements are considered separate units of accounting.
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
Goodwill and Intangible Assets
We account for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which requires goodwill to be tested for impairment on an annual basis (and more frequently in certain circumstances) and written down when impaired. We completed our annual testing for goodwill impairment in the fourth quarter of fiscal 2004 and determined that our recorded goodwill was not impaired. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years.

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
Results of Operations
The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of net sales:

	For the Three Months Ended		For the Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.8%	72.7%	70.9%	70.1%

Gross profit	30.2%	27.3%	29.1%	29.9%

Operating expenses:
Selling, general and administrative	17.1%	17.8%	16.8%	16.8%
Research and development	4.5%	5.8%	4.9%	5.8%
Amortization of intangible assets	0.5%	0.6%	0.5%	0.6%

Total operating expenses	22.1%	24.2%	22.3%	23.2%

Operating income	8.1%	3.1%	6.8%	6.7%
Interest expense	0.0%	0.0%	0.0%	0.0%
Interest (income)	-1.0%	-0.4%	-0.8%	-0.4%

Income before income taxes	9.1%	3.5%	7.6%	7.1%
Provision for income taxes	2.2%	1.3%	2.1%	2.2%

Net income	6.9%	2.2%	5.5%	4.9%

Three Months ended July 2, 2005 compared to Three Months ended July 3, 2004
Net Sales
The following table shows our net sales by our two business segments and the markets they serve (in thousands, except percentages):

	Three Months Ended
	July 2, 2005	July 3, 2004

Microelectronic Segment
Military/Industrial Market	$9,188	$7,700
Commercial Market	6,271	6,868

	15,459	14,568

Display Segment
Military/Industrial Market	3,004	2,862
Commercial Market	11,866	7,960

	14,870	10,822

Total	$30,329	$25,390

Microelectronic Segment
Military/Industrial Market	30%	30%
Commercial Market	21%	27%

	51%	57%

Display Segment
Military/Industrial Market	10%	11%
Commercial Market	39%	32%

	49%	43%

Total	100%	100%

Net sales were $30.3 million for the three months ended July 2, 2005, an increase of approximately $4.9 million, or 19.5%, from $25.4 million for the three months ended July 3, 2004.
•	Military/industrial sales in the microelectronic segment increased to $9.2 million for the three months ended July 2, 2005 from $7.7 million for the comparable quarter in the previous year. Sales were higher than the previous year due to higher order rates for procurement of weapons and technology equipment over the past two quarters. While we have seen some upside in sales, we do not have a level of visibility that indicates to us that military sales will continue to grow at current rates in the coming quarters. Although we are seeing an increase in bookings, the timing of the deliveries is such that while we expect fourth quarter sales for fiscal 2005 to exceed fourth quarter sales for fiscal 2004, we are unsure of how sales will evolve in fiscal 2006.

•	Commercial sales in the microelectronic segment were $6.3 million for the three months ended July 2, 2005, a decrease of $0.6 million, or approximately 9% from $6.9 million for the three months ended July 3, 2004. As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2005 second quarter Report on Form 10-Q, we have begun to and will continue to see reduced sales to Unisys, who previously accounted for more than 10% of microelectronic sales, for their memory modules used in a high-end server application which are expected to transition to a new generation of memory modules at lower volumes. We expect sales to be flat in the fourth quarter of fiscal 2005.

•	Military/industrial sales in the display segment were $3.0 million for the quarter ended July 2, 2005, an increase of $0.1 million, or approximately 5%, from $2.9 million for the quarter ended July 3, 2004. We expect sales to be flat in the fourth quarter of fiscal 2005 and to decrease in the first part of fiscal 2006.

•	Commercial sales in the display segment were $11.9 million for the three months ended July 2, 2005, an increase of $3.9 million, or approximately 49%, from $8.0 million for the three months ended July 3, 2004. The increase was due to a $3.5 million increase in commercial display product sales and a $0.4 million increase in commercial interface product sales. Commercial display net sales increased primarily due to a $3.7 million increase in sales to NCR Corporation for their point of service application and a $1.5 million increase in our tablet personal computer products from the prior year, partially offset by decreased sales to other customers during the period. We made a strategic business decision not to pursue future orders of this type with NCR Corporation due to the margins on this business, and their contract will end in the fourth quarter of fiscal 2005. As a result, we expect sales to significantly decline in this segment in the near future.
During the three months ended July 2, 2005 NCR Corporation accounted for approximately 12% of total sales and approximately 25% of display segment net sales. No other customer accounted for more than 10% of total sales. However, On Command Corporation accounted for approximately 17% of microelectronic segment sales. During the three months ended July 3, 2004, no customer accounted for more than 10% of total sales. However, Whirlpool Corporation accounted for approximately 13% of display segment net sales.
The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, sales of our membrane keypad products, which totaled approximately $3.2 million in three months ended July 2, 2005, are subject to seasonal fluctuations relating to increased home appliance sales in the spring and fall. Accordingly, we expect a decrease in these sales in the fourth quarter of fiscal 2005.

Gross Profit
The following table illustrates our two segments’ gross margin percentages by the markets they serve:

	Three Months Ended
	July 2, 2005	July 3, 2004
Microelectronic Segment
Military/Industrial Market	52%	43%
Commercial Market	21%	23%
Total	39%	34%

Display Segment
Military/Industrial Market	42%	38%
Commercial Market	15%	12%
Total	21%	19%

Company Total	30%	27%
Gross profit was $9.2 million for the three months ended July 2, 2005, an increase of $2.2 million or approximately 32% from $6.9 million for the three months ended July 3, 2004. For the three months ended July 2, 2005, gross margin as a percentage of total net sales was approximately 30%, compared to approximately 27% for the three months ended July 3, 2004.
Gross profit for the microelectronic segment was $6.1 million for the three months ended July 2, 2005, an increase of $1.2 million, or approximately 24%, from $4.9 million for the three months ended July 3, 2004. Gross margin as a percentage of microelectronic segment sales was approximately 39% for the three months ended July 2, 2005, compared to approximately 34% for the three months ended July 3, 2004. The $1.2 million increase in microelectronic segment gross profit was caused by an increase of $1.4 million in our military products gross profit offset by a $0.2 million decrease in gross profit from our commercial products. The increase in gross profit for our military products was the result of higher sales volume and lower manufacturing costs. The decrease in our commercial products gross profit was primarily the result of lower sales combined with lower margin product mix.
Gross profit for the display segment was $3.1 million for the three months ended July 2, 2005, an increase of $1.1 million from $2.0 million for the three months ended July 3, 2004. Gross margin as a percentage of display segment sales was approximately 21% for the three months ended July 2, 2005, as compared to 19% for the three months ended July 3, 2004. This increase was attributable to higher sales of both our commercial and military display and interface products combined with increased efficiencies and material volume discounts achieved in the quarter on our commercial products.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $5.2 million for the three months ended July 2, 2005, an increase of $0.7 million, or approximately 15%, from $4.5 million for the three months ended July 3, 2004. Expenses increased primarily due to the $0.2 million in additional costs incurred for the implementation of Sarbanes-Oxley Act requirements and $0.3 million related to compensation.
Selling, general and administrative expenses as a percentage of net sales decreased to 17% for the three months ended July 2, 2005 from 18% for the three months ended July 3, 2004 primarily due to increased sales. As part of our overall management planning and analysis process, we have traditionally targeted approximately 15% of net sales for selling, general and administrative expenses. However, it is probable that selling, general and administrative expenses will be significantly higher than 15% of net sales over the next several quarters due to costs related to our first year compliance with the various provisions of the Sarbanes-Oxley Act, and will remain at higher levels in the future due to continued compliance requirements.
Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $1.4 million for the three months ended July 2, 2005, a decrease of $0.1 million, or approximately 8%, from $1.5 million for the three months ended July 3, 2004. The decrease was primarily attributable to the timing of expenditures. Research and development expenses as a percentage of net sales have remained consistent and averaged between 5% and 6% of net sales over the past four quarters. We are committed to research and development of new and existing products and expect research and development expenses to average approximately 5% to 6% of net sales in the future.
Ongoing product development projects for the microelectronic segment include new packaging designs for memory products including synchronous dynamic random access memory (SDRAM), and synchronous static random access memory (SSRAM), as well as the latest technology, double data rate (DDR) II memory modules, along with microprocessor modules and ball grid array packaging products using these semiconductors; continuing development of anti-tamper technology for microelectronic products; next generation memory and power personal computer products assembled in various multi-chip packages to be used in both commercial and military markets; and qualification of new semiconductor products. Ongoing product development projects for the display segment include glass lamination process technology, high volume glass lamination (HVGL), our new Max-Vu technology for tablet personal computers, and display systems development.
Interest Income
Interest income consists of interest earned on our cash balances invested primarily in a money market account. Interest income was $290,000 for three months ended July 2, 2005, an increase of $181,000 compared to $109,000 for the three months ended July 3, 2004. This increase was attributable to the increase in invested balances between periods, primarily as a result of the reinvestment of cash flows from operations, and increased interest rates.
Amortization of Intangible Assets
Intangible asset amortization for the three months ended July 2, 2005 and July 3, 2004 totaled $158,000 for both periods.

Income Taxes
Income tax expense totaled $0.7 million for the three months ended July 2, 2005 compared to $0.3 million for the three months ended July 3, 2004 primarily as a result of higher pretax income partially offset by a lower effective tax rate. The Company’s effective tax rate approximated 25% for the three months ended July 2, 2005 and 37% for the three months ended July 3, 2004. The Company’s effective tax rate differs from the federal statutory tax rate of 35% due to the incremental impact of state income taxes offset by reductions for foreign sales exclusions and research and experimentation tax credits currently available for federal income tax purposes. The decrease in the effective rate is primarily due to approximately $0.2 million of nonrecurring return to provision adjustments relating to the filing of the fiscal 2004 federal and state tax returns. Excluding these adjustments, our effective tax rate would have been approximately 32% in the third quarter of fiscal 2005.
Nine Months ended July 2, 2005 compared to Nine Months ended July 3, 2004
Net Sales
The following table shows our net sales by our two business segments and the markets they serve (in thousands, except percentages):

	Nine Months Ended
	July 2, 2005	July 3, 2004

Microelectronic Segment
Military/Industrial Market	$27,149	$27,619
Commercial Market	19,887	17,380

	47,036	44,999

Display Segment
Military/Industrial Market	7,999	8,726
Commercial Market	32,020	26,464

	40,019	35,190

Total	$87,055	$80,189

Microelectronic Segment
Military/Industrial Market	31%	34%
Commercial Market	23%	22%

	54%	56%

Display Segment
Military/Industrial Market	9%	11%
Commercial Market	37%	33%

	46%	44%

Total	100%	100%

Net sales were $87.1 million for the nine months ended July 2, 2005, an increase of $6.9 million, or 9%, from $80.2 million for the nine months ended July 3, 2004.

•	Military/industrial sales in the microelectronic segment declined by $0.5 million to $27.2 million for the nine months ended July 2, 2005 from $27.7 million for the nine months ended July 3, 2004. The decrease in sales of $0.5 million is primarily the result of the shift in military spending priorities away from the advanced technology products in the first half of the fiscal year which lowered the volume of sales. Although we are seeing an increase in bookings, the timing of the deliveries is such that while we expect a strong fourth quarter for fiscal 2005, we are unsure of how sales will evolve in fiscal 2006.

•	Commercial sales in the microelectronic segment were $19.9 million for the nine months ended July 2, 2005, an increase of $2.5 million, or approximately 14%, from $17.4 million for the nine months ended July 3, 2004. The growth was primarily due to increases in sales to a supplier for their hotel entertainment delivery systems. However, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2005 second quarter Report on Form 10-Q, we have begun to and will continue to see reduced sales to Unisys, who previously accounted for more than 10% of microelectronic sales, for their memory modules used in a high-end server application which are expected to transition to a new generation of memory modules at lower volumes. We expect sales to be flat in the fourth quarter of fiscal 2005.

•	Military/industrial sales in the display segment were $8.0 million for the nine months ended July 2, 2005, a decline of $0.7 million, or approximately 8% from $8.7 million for the nine months ended July 3, 2004. The decrease was due to a general decrease in overall order activity. We expect sales to be flat in the fourth quarter of fiscal 2005 and to decrease in the first part of fiscal 2006.

•	Commercial sales in the display segment were $32.0 million for the nine months ended July 2, 2005, an increase of $5.5 million, or approximately 21%, from $26.5 million for the nine months ended July 3, 2004. The increase was primarily due to increased sales to NCR Corporation of $7.5 million and $2.5 million of our tablet personal computer products over the prior year, partially offset by decreased sales to other customers during the period. We made a strategic business decision not to pursue future orders of this type with NCR Corporation due to the margins on this business, and their contract will end in the fourth quarter of fiscal 2005. As a result, we expect sales to significantly decline in this segment in the near future.
During the nine months ended July 2, 2005 and July 3, 2004, no customer accounted for more than 10% of our total sales. For the nine months ended July 2, 2005 NCR Corporation accounted for approximately 19% of the display segment sales while On Command Corporation accounted for approximately 14% of the microelectronic segment net sales. For the nine months ended July 3, 2004, Whirlpool Corporation and Lowrance Corporation accounted for approximately 13% and 10%, respectively, of our display segment net sales.
The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, sales of our membrane keypad products, which totaled approximately $9.7 million in nine months ended July 2, 2005, are subject to seasonal fluctuations relating to increased home appliance sales in the spring and fall.

Gross Profit
The following table illustrates our two segments’ gross margin percentages by the markets they serve:

	Nine Months Ended
	July 2, 2005	July 3, 2004
Microelectronic Segment
Military/Industrial Market	51%	44%
Commercial Market	22%	22%
Total	38%	36%

Display Segment
Military/Industrial Market	31%	39%
Commercial Market	15%	17%
Total	18%	22%

Company Total	29%	30%
Gross profit was $25.4 million for the nine months ended July 2, 2005, an increase of $1.4 million or approximately 6% from $24.0 million for the nine months ended July 3, 2004. For the nine months ended July 2, 2005 gross margin as a percentage of total net sales was approximately 29%, compared to approximately 30% for the nine months ended July 3, 2004.
Gross profit for the microelectronic segment was $18.1 million for the nine months ended July 2, 2005, an increase of $2.0 million, or approximately 12%, from $16.1 million for the nine months ended July 3, 2004. The $2.0 million increase in microelectronic segment gross profit was caused by a $1.1 million increase in our military products gross profit and by a $0.9 million increase in gross profits from our commercial products. The increase in gross profit for our military products was the result of changes in product mix, lower manufacturing costs, and higher sales volume. The increase in our commercial products gross profit was the result of higher sales and changes in product mix. Gross profit is highly driven by product mix; therefore it will fluctuate on a quarterly basis as the percentage of military versus commercial as a percentage of the total changes. We expect gross margins to decrease in the microelectronic segment over the remainder of the year.
Gross profit for the display segment was $7.3 million for the nine months ended July 2, 2005, a decrease of $0.6 million, or approximately 7%, from $7.9 million for the nine months ended July 3, 2004. This decrease in gross profit was the result of an increase in the commercial products of $0.3 million offset by a decrease in the military/industrial products of $0.9 million. Gross margin as a percentage of display segment sales was approximately 18% for the nine months ended July 2, 2005 and 22% for the nine months ended July 3, 2004. The decrease in gross margin as a percentage of display segment net sales was the result of the higher costs of acquiring initial inventory in connection with the start-up of new programs. We have seen the inventory costs as a percentage of net sales decrease as sales volumes have increased for such programs and component prices have decreased during the fiscal year. Overall product mix also contributed to the decline in display segment gross margins. Gross margins for our display segment products continue to come under pressure from both domestic and international competition, and while we are implementing manufacturing strategies to improve our competitive position, it may be difficult to improve current gross margins in the future.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $14.7 million for the nine months ended July 2, 2005 an increase of $1.2 million, or approximately 9%, from $13.5 million for the nine months ended July 3,

2004. Expenses increased by approximately $0.5 million for Sarbanes-Oxley related expenses, $0.5 million for compensation, and $0.2 for increased selling expenses as a result of higher sales, as well as $0.2 million of costs associated with an abandoned acquisition. These were offset by $0.2 million of decreases in various expense items.
Selling, general and administrative expenses as a percentage of net sales was 17% for the nine months ended July 2, 2005, consistent with 17% for the nine months ended July 3, 2004. As part of our overall management planning and analysis process, we have traditionally targeted approximately 15% of net sales for selling, general and administrative expenses. However, it is probable that selling, general and administrative expenses will be significantly higher than 15% of net sales over the next several quarters due to costs related to our first year compliance with the various provisions of the Sarbanes-Oxley Act, and will remain at higher levels in the future due to continued compliance requirements.
Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $4.3 million for the nine months ended July 2, 2005, a decrease of $0.4 million, or approximately 8%, from $4.7 million for the nine months ended July 3, 2004. The decrease was primarily attributable to a decrease of $0.4 million in our display segment due to completion of product development projects. Research and development expenses as a percentage of net sales have remained consistent and averaged between 5% and 6% of net sales over the past four quarters. We are committed to research and development of new and existing products and expect research and development expenses to average approximately 5% to 6% of net sales in the future.
Ongoing product development projects for the microelectronic segment include new packaging designs for memory products including synchronous dynamic random access memory (SDRAM), and synchronous static random access memory (SSRAM), as well as the latest technology, double data rate (DDR) II memory modules, along with microprocessor modules and ball grid array packaging products using these semiconductors; continuing development of anti-tamper technology for microelectronic products; next generation memory and power personal computer products assembled in various multichip packages to be used in both commercial and military markets; and qualification of new semiconductor products. Ongoing product development projects for the display segment include glass lamination process technology, high volume glass lamination (HVGL), our new Max-Vu technology for tablet personal computers, and display systems development.
Interest Income
Interest income consists of interest earned on our cash balances invested primarily in a money market account. Interest income was $0.7 million for nine months ended July 2, 2005, an increase of $0.4 million compared to $0.3 million for the nine months ended July 3, 2004. This increase was attributable to the increase in invested balances between periods, primarily as a result of the reinvestment of cash flows from operations, and increased interest rates.
Amortization of Intangible Assets
Intangible asset amortization for the nine months ended July 2, 2005 and July 3, 2004 totaled $0.5 million for both periods.

Income Taxes
Income tax expense totaled $1.9 million for the nine months ended July 2, 2005 compared to $1.8 million for the nine months ended July 3, 2004 primarily as a result of higher pre-tax income partially offset by a lower effective tax rate. The Company’s effective tax rate was approximately 28% for the nine months ended July 2, 2005 and 31% for the nine months ended July 3, 2004. The Company’s effective tax rate differs from the federal statutory tax rate of 35% due to the incremental impact of state income taxes offset by reductions for foreign sales exclusions and research and experimentation tax credits currently available for federal income tax purposes. The decrease in the effective rate is primarily due to $0.2 million of nonrecurring return to provision adjustments relating to the filing of the fiscal 2004 federal and state tax returns. Excluding these adjustments, our effective tax rate would have been approximately 31% for the nine months ended July 2, 2005.
Liquidity and Capital Resources
Cash on hand as of July 2, 2005 totaled approximately $46.0 million. During the nine months ended July 2, 2005, cash provided by operating activities was approximately $9.5 million compared to $3.7 million in the prior year period. Depreciation and amortization totaled approximately $3.1 million for the nine months ended July 2, 2005. We expect depreciation and amortization to remain consistent over the next quarter. Net income, non-cash charges, and reductions in inventory and deferred income taxes were the primary sources of positive cash flow during the nine months ended July 2, 2005. Payments against accounts payable and increases in prepaids were the primary uses of cash during the period. Accrued expenses increased due to increases in deferred revenue and compensation.
Purchases of property, plant and equipment during the nine months ended July 2, 2005, totaled approximately $1.9 million. During the nine months ended July 2, 2005, the purchases included $1.7 million for our microelectronic manufacturing facilities, primarily for production equipment and tenant improvements, and $0.2 million for our display and interface manufacturing facilities.
In connection with our decision to consolidate our Phoenix locations, we entered into a new ten-year operating lease for the expanded headquarters/microelectronics building. We expect to incur approximately $4.0 million in capital expenditures for tenant improvements. As of the end of the third quarter, we had incurred approximately $0.7 million in improvements, with the remainder to be purchased over the next two quarters. We have also put the IDS land and building in Phoenix on the market. We expect proceeds from the sale of the land and building to exceed our net book value of approximately $2.0 million as of July 2, 2005; however, we do not expect any ultimate gain or loss to have a material impact on our consolidated results of operations. We expect to fund these improvements and additional purchases from our cash balances and operating cash flows.
Accounts receivable decreased approximately $0.1 million from the fiscal year ended October 2, 2004, as a result of better collections, despite an overall net sales increase of $1.6 million from the quarter ended October 2, 2004. Days sales outstanding at July 2, 2005 were 57 days compared to 64 days at October 2, 2004. Our days sales outstanding typically approximates 60 days.
Inventories decreased approximately $1.7 million from the end of fiscal 2004. Inventory of approximately $23.0 million as of July 2, 2005 represented 100 days of inventory on hand, less than the 117 days on hand at October 2, 2004. The levels of inventory fluctuate based on changes in expected production requirements and availability of raw materials. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to buy larger amounts of inventory per purchase and hold it for longer periods of time. This would have the effect of increasing our days of inventory on hand. We expect to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our cash balances and operating cash flows.

Prepaid expenses increased approximately $0.7 million from the end of fiscal 2004. This increase was due to the income tax receivable related to the filing of amended tax returns and the timing of prepayments.
Accounts payable as of July 2, 2005 declined by approximately $2.4 million from the end of fiscal 2004, primarily related to our payments for inventory purchased during the fourth quarter of fiscal 2004.
Deferred revenue at July 2, 2005 was approximately $1.9 million, an increase of $0.2 million from the end of fiscal 2004. Accrued salaries and benefits were approximately $1.1 million higher at July 2, 2005 compared to the end of fiscal 2004 due to higher vacation/sick balances, accrued compensation and the timing of payments. Other accrued expenses were approximately $0.2 million lower at July 2, 2005 compared to the end of fiscal 2004 primarily due to lower accrued sales commissions and warranty reserve.
We have a $12.0 million revolving line of credit with Bank One. Borrowings under the line of credit bear interest at either the London Interbank Offered Rate (LIBOR) plus 1.5%, or the Bank One prime rate. The line of credit was renewed on March 19, 2004 for an additional two years, at similar terms and conditions as the previous credit facility, and now expires on March 28, 2006. As of July 2, 2005 there were no borrowings against the line of credit, and we have not borrowed against the line of credit since April 2003.
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
Contractual Obligations
We have entered into certain long-term contractual obligations that will require various payments over future periods as follows (in thousands of dollars):

(In thousands of dollars)	Payments due by Period as of July 2, 2005
		Less than			After
	Total	1 year	1 - 3 years	4 - 5 years	5 years

Operating leases	$11,056	$1,520	$2,976	$2,743	$3,817
Pension funding (1)

Total Contractual Cash Obligations	$11,056	$1,520	$2,976	$2,743	$3,817

(1)	We are committed to meeting the annual minimum funding requirements relating to our pension plan, which covers approximately 38 employees at our Ft. Wayne facility. Although not required, we contributed $80,000 to the pension plan in the third quarter of fiscal 2005. The Company cannot estimate expected minimum funding requirements after this year at this time. The Company may also make contributions to the pension fund in excess of the minimum funding requirements during any year.

Contingencies
On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB),
Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors. The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint (the “Complaint”) was filed on or about February 14, 2005. The Complaint alleges, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, in violation of the federal securities laws. The Complaint seeks unspecified monetary damages. On April 15, 2005, defendants moved to dismiss the Complaint. Plaintiffs opposed defendants’ motions to dismiss. A hearing date on the motion to dismiss has not been scheduled. We believe plaintiffs’ claims are without merit and we intend to vigorously defend ourselves in the consolidated matter. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse effect on our consolidated results of our operations, liquidity or financial condition.
On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company is also named as a nominal defendant in both actions. The complaints allege that between January 2003 and the date on which the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints allege claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment. The complaints sought unspecified damages, equitable relief, and restitution as against the individual defendants. In October 2004, we moved to dismiss the complaints. On June 7, 2005, the Court dismissed the Dodt action and on June 15, 2005, the Court dismissed the Christ action. On July 7, 2005, the plaintiff in the Dodt action filed a Notice of Appeal. The appellate court has not set a briefing schedule or hearing date for the plaintiff’s appeal. We believe the claims made in the complaints are without merit and, in the event that the plaintiff’s appeal is successful, intend to vigorously defend these actions. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse effect on our consolidated results of operations, liquidity or financial condition.
In addition, from time to time, we are subject to claims and litigation incident to our business. There are currently no such material pending proceedings to which we are a party.

Recently Enacted Accounting Pronouncements
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
SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces Accounting Principals Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28” was issued in May 2005. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its financial position or results of operations except to the extent that the statement requires retrospective application in circumstances that would previously have been effected in the period of the change under APB No. 20.
Note Regarding Forward Looking Statements And Associated Risks
This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Conditions and Result of Operations” and documents incorporated herein by reference, contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project” and “predict”, or similar words and phrases regarding expectations generally identify forward-looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to, statements regarding: our expectations regarding the timing and success of anticipated production for the Max-Vu technology in China; our expectations regarding the amount of capital expenditures for tenant improvements, the amount of proceeds from the sale of the IDS land and building in Phoenix, and the potential impact on the Company’s results; our expectations regarding future military sales and commercial sales in the microelectronic and display segments; our expectations regarding future gross margins and profits for the Company; our expectations regarding the availability and price of supply for memory and display components; our expectations regarding future selling, general and administrative expenses; our expectations for research and development expenses; our expectations regarding future sales compared to the previous year’s corresponding periods; our expectations regarding future property, plant and equipment expenditures and our ability to fund such expenditures from current balances and operations; our expectations regarding the impact of changes in raw material lead times on inventory levels and the number of days of inventory on hand ratio; our expectations regarding our existing sources of liquidity and cash flows from operations and their sufficiency to satisfy cash requirements in the short and long term; our anticipated use of foreign sales income exclusions and research and development tax credits; our expectations regarding future depreciation and amortization expense; our expectations regarding the impact of the adoption of new accounting pronouncements and the impact on our effective tax rate of changes in the law; our expectations regarding pension plan funding; our expectations regarding future demand for our products; our expectations regarding changes in sales to certain industries and to certain customers, such as Unisys and NCR Corporation; our expectations regarding future purchases of components and anticipated product shipment dates; our expectations regarding the effect of interest rate changes and foreign currency and commodity price risks; our expectations regarding the expected levels of future product development and capital expenditures; our expectations of future product sales mix and gross margins; our expected cost of compliance with the Sarbanes-Oxley Act; our expectations regarding overall demand in the semiconductor market; our expectations regarding revenue; and our expectations regarding the impact of the litigation on the Company.
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
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of July 2, 2005, we had no borrowings on our revolving line of credit with Bank One. Should we borrow against the line, interest charged on these borrowings would be at either the bank’s prime rate or LIBOR plus 1.5%. During the three months ended July 2, 2005, the bank’s prime rate averaged 6.0% and was 6.25% as of July 2, 2005. From October 2, 2004 to July 2, 2005, the bank’s prime rate has increased approximately 1.5%.
We are subject to changes in the prime rate based on Federal Reserve actions and general market interest fluctuations. We are also subject to fluctuations in the LIBOR rate. As of July 2, 2005, the LIBOR rate was approximately 3.86%. Should we begin borrowing against the credit line, quarterly interest expense (at 6.25%) would be approximately $15,625 for every $1.0 million borrowed. A hypothetical interest rate increase of 1% would increase interest expense by approximately $2,500 per $1.0 million borrowed on a quarterly basis. We believe that moderate interest rate increases will not have a material adverse impact on our consolidated results of operations or financial position.
We believe that we are not subject to any material forms of market risk, such as foreign currency exchange risk (our sales to foreign customers and purchases from foreign suppliers are denominated in U.S. dollars) or commodity price risk.

ITEM 4
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of July 2, 2005 our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures.
PART II OTHER INFORMATION
ITEM 1 LEGAL PROCEEDINGS
On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors. The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint (the “Complaint”) was filed on or about February 14, 2005. The Complaint alleges, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, in violation of the federal securities laws. The Complaint seeks unspecified monetary damages. On April 15, 2005, defendants moved to dismiss the Complaint. Plaintiffs opposed defendants’ motions to dismiss. A hearing date on the motion to dismiss has not been scheduled. We believe plaintiffs’ claims are without merit and we intend to vigorously defend ourselves in the consolidated matter. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse effect on our consolidated results of our operations, liquidity or financial condition.
On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company is also named as a nominal defendant in both actions. The complaints allege that between January 2003 and the date on which the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints allege claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment. The complaints sought unspecified damages, equitable relief, and restitution as against the individual defendants. In October 2004, we moved to dismiss the complaints. On June 7, 2005, the Court dismissed the Dodt action and on June 15, 2005, the Court dismissed the Christ action. On July 7,

2005, the plaintiff in the Dodt action filed a Notice of Appeal. The appellate court has not set a briefing schedule or hearing date for the plaintiff’s appeal. We believe the claims made in the complaints are without merit and, in the event that the plaintiff’s appeal is successful, intend to vigorously defend these actions. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse effect on our consolidated results of operations, liquidity or financial condition.
In addition, from time to time, we are subject to claims and litigation incident to our business. There are currently no such material pending proceedings to which we are a party.

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

Dated: August 11, 2005