Form 10-K
period 2005-10-01
WHITE ELECTRONIC DESIGNS CORP
filed 2005-12-15
CIK 13606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: October 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 1-4817
WHITE ELECTRONIC DESIGNS CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-0905052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3601 E. University Drive Phoenix, Arizona	85034 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
602/437-1520
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, stated value $.10 per share	NASDAQ National Market
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $109,748,000 as of December 13, 2005, based upon the sale price on the NASDAQ National Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Shareholders to be held on March 24, 2006 are incorporated by reference into PART III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

NOTE REGARDING FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS
      This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and documents incorporated herein by reference, contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project” and “predict”, or similar words and phrases regarding expectations generally identify forward looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to:

•	our belief that we will complete the consolidation of our Phoenix locations in the second quarter of fiscal 2006 and that related moving and rearrangement costs will be immaterial; our estimates of the amount of capital expenditures that our leasehold improvements will require and proceeds from the sale of the land and building;

•	our expectations regarding our overall future sales, profits and gross margins, as well as bookings, for our display and microelectronic segments;

•	our expectations of an increase in raw material lead times for ceramic packages, memory components, and display glass materials, which may impact net sales and gross margins, and of short supplies for liquid crystal displays and memory components and future purchases of components including possible allocations of display and semiconductor components;

•	our expectations of increases or decreases in raw material prices;

•	our expectations for the future demands for our products and future product sales mix, including our expectations for continued growth for our anti-tamper products and that foreign sales will continue to account for a significant portion of our sales, as well as our expectations regarding changes in sales to certain industries;

•	our expectations regarding future demand for our products, our ability to continue to meet our customer’s requirements and with regard to market acceptance and profitability of our new products;

•	our belief regarding a trend of reduced weapons procurement by the military;

•	our expectations regarding the sale of a range of military microelectronic products and fluctuations in product mix;

•	our expectations regarding our product production times, future shipments of backlog, and the impact of changes in raw material lead times on pricing, sales and inventory levels and the number of days of inventory on hand ratio;

•	our expectations regarding our effective tax rate in the future and the adequacy of our tax reserves, the impact of the adoption of new accounting pronouncements and changes in the law on our effective tax rate, and our anticipated use of foreign sales income exclusions and research and development tax credits;

•	our estimates regarding future amortization expense or goodwill impairment from our Panelview and IDS reporting units;

•	our expectations regarding future research and development costs and risks associated with the costs of start-up product development, including the levels of future product development in fiscal 2006 and beyond for products related to our Max-Vutm process technology and plans to introduce new products and technologies;

•	our estimates regarding selling, general and administrative expenses, including with regard to future expected levels of sales and minimum funding requirements for our pension plan;

•	our expectations regarding future property, plant and equipment expenditures and capital expenditures;

•	our expectations regarding our existing sources of liquidity and their sufficiency to satisfy cash requirements over the next year, including our expectations that cash flow from operations should be sufficient to fund cash needs in the short and long term and our belief that we are able to fund sales growth inventory increases and other operating expenses from available cash balances and operating cash flows;

•	our expectations regarding the need to draw on our line of credit and any related effect of interest rate changes; and

•	our belief that we will not pay cash dividends in the future.
      We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission (“SEC”) or in public news releases. Such additional statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for future operations, financing needs or plans, the impact of inflation and plans relating to our products or services, as well as assumptions relating to the foregoing. Forward-looking statements are based largely on management’s expectations and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Annual Report on Form 10-K, including those set forth in the Notes to the Consolidated Financial Statements and the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and under the subheading entitled “Risk Factors”, describe factors that could contribute to or cause actual results to differ materially from our expectations. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, but are not limited to:

•	the loss of one or more principal customers or delays or cancellations of orders due to the impact of adverse weather conditions on one or more principal customers;

•	the failure of customers to accept our anti-tamper packaging or the development of improved anti-tamper packaging by competitors;

•	the inability to procure required components and raw materials;

•	any downturn in the semiconductor and telecommunications markets which could cause a decline in selling unit prices;

•	reductions in military spending or changes in the acquisition requirements for military products;

•	the ability to locate appropriate acquisition candidates, negotiate an appropriate purchase price, and integrate into our business the people, operations, and products from acquired businesses;

•	the inability to develop, introduce and sell new products or the inability to develop new manufacturing technologies;

•	changes or restrictions in the practices, rules and regulations relating to sales in international markets; and

•	a negative outcome in our current litigation or additional litigation complaints.
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
      We are an Indiana corporation, originally incorporated in 1951 as Bowmar Instrument Corporation (“Bowmar”). On October 26, 1998, Bowmar merged with Electronic Designs, Inc. (“EDI”). In connection with the merger, Bowmar changed its name to White Electronic Designs Corporation. At the time of the merger, Bowmar was a manufacturer of high reliability electronic components and interface and mechanical devices, mainly for military applications. EDI was a manufacturer of commercial memory products for the telecommunications and data communications markets and also had a small “ruggedized” (manufactured to perform in harsh environments) display business serving the military and industrial market. The merger provided us with a diversified platform to expand our product offerings within both the military and commercial markets. In order to complement our military/industrial display business, we acquired Panelview, Inc. (“Panelview”) in January 2001. Panelview was a designer and manufacturer of enhanced commercial flat panel display products. Following the acquisition, we consolidated our display operations into our Panelview subsidiary. In January 2003, we acquired Interface Data Systems, Inc. (“IDS”), a designer and manufacturer of membrane keypads, flexible circuits, sensors, control panels and handheld and desktop electronic devices. This acquisition allowed us to expand our interface device product offerings and enhance our subsystem solutions. In addition, with IDS’ design and manufacturing capabilities, we can offer fully integrated system level solutions. In September 2003, we completed our consolidation of manufacturing operations for our commercial memory microelectronic products by moving operations from our former facility in Marlborough, Massachusetts to our IDS facility and land in Phoenix, Arizona. In October 2004, we made the decision to consolidate our two Phoenix locations and sell the IDS facility and land. In connection with this, we have signed an amendment to renew our lease on the headquarters building for ten years beginning in June 2005 and to lease an additional 31,000 square feet. See our discussion below under Item 2, Properties, for additional information regarding the amendment to our headquarters lease. The IDS facility and land was put on the market in October 2004. We believe the actual consolidation will be completed in the second quarter of fiscal 2006.
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
BUSINESS SEGMENTS
      We have two business segments, each of which require different design and manufacturing resources and generally serve customers in different markets. The microelectronic segment accounted for approximately 55% of our total sales in fiscal 2005, while the display segment accounted for approximately 45% of our total sales in fiscal 2005. Financial information for our business segments is disclosed in Note 17 of the Notes to the Consolidated Financial Statements.

MICROELECTRONIC SEGMENT
      Our microelectronic segment manufactures semiconductor multi-chip packaged products primarily for memory storage. Our products in the microelectronic segment are generally sold to military prime contractors and commercial OEMs in the aerospace, defense, military equipment, computer networking and telecommunication/datacommunication industries. Certain industries require these semiconductor parts to pass specific qualifications due to the application requirements for those products. A commercial grade product generally meets the standard of industries such as the consumer electronic, computer networking and telecommunication/datacommunication industries. Higher performing products, also known as high-reliability products, are needed in certain industries, such as aerospace, defense, and military equipment and systems, and are often referred to as “military” products. Military products are designed to meet more stringent standards and are resistant to adverse conditions, such as high and low temperature extremes. High-reliability products can also be used in commercial and industrial applications where products are exposed to harsh conditions.
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
      In addition, our microelectronic segment includes our anti-tamper security processing for mission critical semiconductor components in military applications. We are one of a limited number of licensees for anti-tamper technology for microelectronic products and have developed a proprietary process for applying anti-tamper protection for mission critical semiconductor components in military applications. We believe our process offers greater scalability and higher yields than those of our competitors.

      The following table describes the key products that we sell in the microelectronic segment and some of their applications:

Product	Sample Application

Military:

• System on a substrate	• Counter-measure suite of the F-16 Fighting Falcon 16 Fighting Falcon

• Microprocessor modules	• Air-to-air missiles, such as the Sidewinder AIM-9X and AIM-120 AMRAAM
• Embedded computers used in the Apache Helicopter, Advanced Amphibious Assault Vehicle and the Abrams M1A2 Tank

• Memory modules	• Air-to-air missiles, such as the Sidewinder AIM-9X and AIM-120 AMRAAM
• Embedded computers used in the Comanche Helicopter, F-22 Raptor, Patriot PAC-3 Missile System
• Radar used in the F/A-18 Hornet

• Anti-tamper technology	• Various military programs

Commercial:

• Multi-chip package	• Telephone, data, and video communications

• SDRAM/ DDR II memory modules	• High-end servers for networking and ERP systems
• Wireless CDMA base stations

• Flash memory PC card	• Linear Flash PCMCIA Cards

• Microelectronic system boards	• Home entertainment consoles
• Hotel entertainment systems

Backlog
      The backlog for microelectronic products, represented by firm customer purchase orders, was approximately $33.1 million and $28.8 million at the end of fiscal years 2005 and 2004, respectively. This increase was primarily due to higher military orders as we saw a return to more traditional levels of military spending in the second half of fiscal 2005. Approximately 86% of the segment’s fiscal year-end 2004 backlog was shipped during fiscal 2005 with the remaining backlog scheduled for shipment in fiscal 2006 or beyond. Approximately 66% of the fiscal 2005 year-end backlog is planned for shipment during fiscal 2006 with the remaining backlog scheduled for shipment in fiscal 2007 and beyond. The backlog after fiscal 2006 is a result of customer scheduling requirements for high-reliability products and not constraints on our capacity.

Competition
      In the microelectronic product markets, we compete primarily based on performance, quality, durability and price. We have a number of present and potential competitors, including customers, many of which have greater financial, technical, marketing, distribution and other resources than we do.
      Our principal competitors in the military microelectronic product markets are divisions of Aeroflex Corporation, Austin Semiconductor and Teledyne Microelectronics Group. Our principal competitors in the commercial microelectronic product markets are Simple Technology, Smart Module Technology, Crucial

Technology, a division of Micron Semiconductor and Samsung Memory Modules, a division of Samsung. We also compete with manufacturers that provide single chip microelectronic products.
DISPLAY SEGMENT
      The display segment serves a number of markets with products and solutions that are incorporated into global positioning systems, home appliances, consumer electronics, medical devices, transportation, outdoor displays, military and commercial avionics and various military applications. Our products in the display segment are generally sold to the high-end industrial markets, including commercial avionics. Our display solutions include enhanced viewing liquid crystal flat panel display products, interface devices and electromechanical assemblies. Enhanced viewing liquid crystal displays and sunlight readable displays can be used in either ruggedized or commercial applications. Ruggedized displays are manufactured to perform in harsh environmental conditions, while commercial display products offer greater viewing performance than off-the-shelf displays but are not designed for harsh environmental conditions. Interface devices include electromechanical components and instrument packages that can consist of ruggedized keyboards, aircraft trim panels, rotating devices, mechanical packages, membrane keypads, silver flexible circuits, graphic overlays, control panels and keypad/controller assemblies.
      We enhance standard flat panel displays using patented, proprietary and commercially available technology. We believe our enhanced display products offer several benefits, including:

•	Increased viewability (anywhere viewable); increased visibility in bright light conditions (Max-Vutm);

•	Increased visibility in bright light conditions; super bright low reflectance (SBLRtm);

•	Ability to withstand heavy vibration and extreme temperatures; and

•	Wider viewing angles
      Additionally, we combine various display, keyboard, and other components and their supporting electronics into fully integrated solutions for our customers.
      The following table describes key products that we sell in the display segment and some of their applications:

Product	Sample Application

Military:

• Mechanical components	• Impulse counters, altitude counters, rounds counters, logicator F-16 trim panel

• Super bright low reflectance technology (SBLR)	• Ground based vehicles, such as the Abrams M1A2 Tank
• Aircraft displays, such as the Apache Helicopter and the F-16 Fighting Falcon

Commercial:

• Max-Vutm process technology	• Mobile Personal Computers (“PC”), Tablet PC

• Display module assembly	• Patient monitors

• Optically enhanced displays	• Drive-thru kiosks; medical instruments; marine navigation; notebook PCs; cockpit instrumentation; automotive test equipment

• Membrane keypads	• Home appliances

• Keypad modules	• Hand-held barcode applications

Backlog
      The display segment backlog, represented by firm customer purchase orders, was approximately $20.2 million and $22.7 million at the end of fiscal years 2005 and 2004, respectively. The decrease from the previous year is attributable to decreased orders from NCR Corporation as we made a strategic business decision not to pursue future orders of this type due to the low margins we experienced on this business. Our contract with NCR Corporation ended in the fourth quarter of fiscal 2005. Approximately 82% of this segment’s fiscal 2004 year-end backlog was shipped during fiscal 2005 while the remaining backlog is scheduled for shipment in fiscal 2006 and beyond. Approximately 78% of the fiscal 2005 year-end backlog is expected to be shipped during fiscal 2006 with the remaining backlog scheduled for shipment in fiscal 2007 and beyond. The backlog after fiscal 2006 is a result of customer scheduling requirements for display and military mechanical products and not constraints on our capacity.

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
SALES, MARKETING AND DISTRIBUTION
      We use an integrated sales approach to closely manage relationships at multiple levels of the customer’s organization, including management, engineering and purchasing personnel. This approach involves a team consisting of a senior executive, a business development specialist, and members of our engineering department. Our sales team consists of approximately 31 people, including 12 sales managers. Our use of experienced engineering personnel as part of the sales effort enables close technical collaboration with our customers during the design and qualification phase of new equipment. We believe that this is critical to the incorporation of our products into our customers’ equipment. Some of our executive officers are actively involved in key aspects of our relationships with our major customers and work closely with our customers’ senior management. We also use manufacturers’ representatives, independent sales representatives and distributors as needed.
      The military sales cycle, and certain commercial product sales, tends to be long in nature with a protracted design phase. Once a product is designed into a military system, it is typically sole-sourced to a particular supplier. Due to the extensive qualification process and potential redesign required for using an alternative source, customers are reluctant to change the incumbent supplier. The majority of our business is not affected by seasonality factors; however, our membrane keypad business is subject to seasonal fluctuations relating to home appliance sales. Additionally, our military orders tend to follow the government’s fiscal year, which is consistent with ours, with lower orders in the first half of the fiscal year and higher orders in the second half of the fiscal year.

      Our products are sold with a warranty which differs in terms and conditions depending on the product and customer. Our products may be subject to repair or replacement during the warranty period.
PRINCIPAL CUSTOMERS
      Our customers consist mainly of military prime contractors and commercial OEMs, and the contract manufacturers who work for them, in the United States, Europe and Asia. Our segments have common customers, mainly in the aerospace defense industry. Sales to military customers accounted for approximately $49.3 million, or 42%, of our sales in fiscal 2005 as compared to approximately $48.1 million, or 44%, in fiscal 2004. Sales to our commercial customers accounted for approximately $67.7 million, or 58%, of our sales in fiscal 2005, as compared to approximately $60.9 million, or 56%, in fiscal 2004.
      In fiscal 2005 and 2004, no customer accounted for more than 10% of our total net sales. In fiscal 2005, NCR Corporation accounted for 18% of display segment net sales. On Command Corporation accounted for 15% of microelectronic net sales in fiscal 2005. In fiscal 2004, Whirlpool Corporation accounted for 12% of display segment net sales. No one customer accounted for more than 10% of microelectronic net sales in fiscal 2004. In fiscal 2003, Garmin International, Inc. (“Garmin”), a display segment customer, accounted for 11% of our total net display sales. Due to a change in their manufacturing strategy during the fourth quarter of fiscal 2003, sales to Garmin decreased to 1% of total net sales in fiscal 2004.
      Total foreign sales for fiscal 2005, 2004 and 2003 were approximately $20.7 million, $18.4 million and $27.9 million, respectively. Additional information concerning sales by geographic area can be found in Note 17 of the Notes to the Consolidated Financial Statements. Foreign sales decreased in fiscal 2004 primarily due to the loss of sales to Garmin in Asia.
RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT
      Our research and development efforts primarily involve engineering and design relating to:

•	developing new products;

•	improving existing products;

•	adapting existing products to new applications; and

•	developing prototype components for specific programs.
      Some of our product development costs are recoverable under contractual arrangements; however, the majority of these costs are self-funded. Our research and development expenditures approximated $5.6 million, $6.0 million and $6.0 million in fiscal 2005, 2004 and 2003, respectively. We believe that strategic investment in process technology and product development is essential for us to remain competitive in the markets we serve. We are committed to maintaining appropriate levels of expenditures for product development.
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

International Trade Regulations
      We must comply with laws concerning the export of material used exclusively for military purposes. The export of these types of materials is covered under International Traffic in Arms Regulations (“ITAR”) laws. We applied for and received a four year license in December 2003 that allows us to export materials covered under these regulations.
RAW MATERIALS
      The most significant raw materials that we purchase for our operations are memory devices in wafer, die and component forms for our microelectronic segment and AMLCDs for our display segment. We are highly dependent on one static random access memory (“SRAM”) semiconductor manufacturer for memory devices and one package manufacturer of ceramic packages for military components. Despite the risks associated with purchasing from single sources, or from a limited number of sources, we have made the strategic decision to select single source or limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. We buy the same types of material components typically used in the commercial commodity markets which we enhance through packaging, testing, and other processes. As a result, we have to monitor the supply and demand and proactively plan our purchases. We have long-standing strategic relationships with world class semiconductor and display suppliers. Because of these capabilities and relationships, we believe we can continue to meet our customers’ requirements. In cases where unanticipated customer demand or supply shortages occur, we attempt to arrange, through strategic relationships with our semiconductor suppliers, for alternative sources of supply, where available, or defer planned production to meet anticipated availability of critical components or materials. We do not have specific long-term contractual arrangements with our vendors, but believe we have good relationships with them.
INTELLECTUAL PROPERTY
      We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. The products we sell from both our microelectronic segment and our display segment require a large amount of engineering design and manufacturing expertise. The majority of these technological capabilities, however, are not protected by patents and licenses. We rely on the expertise of our employees and our learned experiences in both the design and manufacture of our products. It is possible, and it has occurred in the past, that a competitor may also learn to design and produce products with similar performance abilities as our products. As competitors do so, it may result in increased competition and a reduction of sales for our products.
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
      We have been issued a patent (patent #6181394B1) from the United States Patent and Trademark Office for our Super Bright Low Reflectance (“SBLR”) technology. This technology significantly reduces glare and reflections in liquid crystal displays while simultaneously increasing brightness. This patent expires in January 2018. We received two additional patents in fiscal 2005, one for Elastomer Keypad and Bezel (patent #6936778) and Memory Module (patent #6943454) and have applied for five other patents, three of which relate to our anti-tamper manufacturing process.
EMPLOYEES
      As of November 22, 2005, we had approximately 446 employees, including 40 in sales and marketing, 50 in research, development and engineering, 292 in manufacturing and quality assurance, and 64 in general and administrative. Approximately 27 of our employees in the display segment are employed pursuant to a three year collective bargaining agreement covering workers at our Fort Wayne, Indiana facility that was ratified on November 24, 2004. We believe our relationship with our employees is good.
FINANCIAL INFORMATION BY GEOGRAPHIC SEGMENT
      See Note 17 of the Notes to the Consolidated Financial Statements for information relating to foreign sales by geographic segment.

ITEM 1A	RISK FACTORS

We are dependent on sales to defense-related companies for a large portion of our net sales and profits, and changes in military spending levels and patterns could negatively affect us.
      Our current orders from defense-related companies account for a material portion of our overall net sales. Military sales accounted for approximately 42%, 44% and 47% of our total net sales in fiscal 2005, 2004 and 2003, respectively. Military spending levels depend on factors that are outside of our control. Reductions or changes in military spending could have a material adverse effect on our sales and profits. Although we saw increases in bookings over the last half of fiscal 2005, we do not have a level of visibility that indicates to us that this trend will continue. We believe that because of the unexpected length and cost of the war in Iraq and as part of a broad overhaul of U.S. priorities, funds for weapons and equipment have been reallocated in support of the war’s operations. In addition, the United States defense industry is moving toward the purchase of commercial off-the-shelf products rather than those designed and manufactured to higher military specifications. To the extent that our products are substituted with commercial off-the-shelf products, our operations would suffer. Even if military spending continues to increase, shifts in military spending away from high technology programs to areas that we do not supply, such as personnel and infrastructure, would also negatively affect our sales and profits.

Our goodwill has been and may become impaired in the future.
      We have goodwill resulting from our acquisitions, specifically Panelview and IDS. At least annually, we evaluate this goodwill for impairment based on the fair value of the related reporting units. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company. These changes have in the past, and may in the future, result in an impairment that would require a material non-cash charge to our results of operations. Our annual review of goodwill in the fourth quarter of fiscal 2005 resulted in the impairment of goodwill to our commercial microelectronics product line in Phoenix and our display product line in Oregon. See Notes 2 and 6 of the Notes to the Consolidated Financial Statements for additional information. As of October 1, 2005, we have $5.7 million of goodwill recorded.

We have made and we may make other acquisitions, and we cannot assure you that any potential acquisition will be successful.
      We are looking for strategic opportunities to grow and diversify our product offerings through acquisitions. There can be no assurance that we will be successful in identifying appropriate acquisition candidates or integrating products and operations with any such candidates that we may acquire. Any such acquisitions could involve the dilutive issuance of equity securities and/or the incurrence of debt. In addition, acquisitions may involve numerous additional risks, including:

•	exposure to unanticipated liabilities of an acquired company;

•	the potential loss of key customers or key personnel of an acquired company;

•	the recording of goodwill and non amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	the diversion of the attention of our management team from other business concerns;

•	the risk of entering into markets or producing products where we have limited or no experience, including the integration of the purchased technologies and products with our technologies and products; and

•	our ability to assess, integrate and implement internal controls of an acquired company in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.
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
      A large portion of our net sales has been derived from sales to a small number of our customers. Our five largest customers accounted for approximately 28% and 22% of our net sales in fiscal 2005 and fiscal 2004, respectively. However, no one customer accounted for more than 10% of our net sales in fiscal 2005 or fiscal 2004. Our customers are not subject to any minimum purchase requirements and can discontinue the purchase of our products at any time. In the event one or more of our major customers reduces, delays or cancels orders with us, and we are not able to sell our services and products to new customers at comparable levels, our net sales could decline significantly. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our results of operations.

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
      We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts as passed down to us by our customers in their purchase orders, which affects our military business and may impose added cost on our business. We are subject to government investigations of our policies, procedures, and internal controls for compliance with procurement regulations and applicable laws. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including the termination of our contracts, the forfeiture of profits, the suspension of payments owed to us, fines, and our suspension or debarment from doing business with federal government agencies. Since military sales accounted for approximately 42% and 44% of our business in fiscal 2005 and fiscal 2004, respectively, any debarment or suspension of our ability to obtain military sales would greatly reduce our overall net sales and profits, and would likely affect our ability to continue as a going concern.

We may have an adverse resolution of litigation which may harm our operating results or financial condition.
      We are a party to lawsuits in the normal course of our business. In addition, we are defendants in several shareholder class action lawsuits. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.

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

Changes in stock compensation accounting rules will affect our future results of operations.
      In December 2004, the FASB revised Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123R”) to set forth new guidance that addresses the accounting for share-based payment. We currently expect the adoption of SFAS No. 123R, which will be effective for us in our first quarter of fiscal 2006, to have an adverse effect on our results of operations by requiring us to reflect the value of share-based payments as an operating expense. This and other changes from current accounting regulations may have a significant effect on our future results of operations. See our discussion under Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Pronouncements for additional information with regard to recent accounting pronouncements and the expected impact on our financial condition or results of operations.

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

Our operating results could be seriously harmed if the markets in which we sell our products do not grow.
      Our continued success depends in large part on the continued growth of various market sectors that use our products, including the following:

•	defense and aerospace equipment;

•	computers and computer related peripherals;

•	medical electronics and equipment;

•	home appliances and consumer electronics;

•	industrial controls; and

•	telecommunication/datacommunication equipment.
      Approximately 12% of our product sales for fiscal year 2005 and 16% of our product sales for fiscal year 2004 were incorporated into data communication end products. The telecommunications industry is making a gradual recovery, and we believe this recovery will be slow as companies gradually use up their excess network capacity. Slower growth in the other markets in which we sell our products could reduce our sales, adversely affecting our business, financial condition and results of operations. For example, decreases in demand in the consumer electronics and home appliance markets, could negatively impact our sales and profits for our subsidiary, IDS.

Further downturns in the industries in which we operate could reduce the value of our inventories and cause a reduction in our profits.
      In the past, we have experienced reductions in the value of our inventories due to unexpected demand declines, resulting from a softening of the semiconductor and telecommunications industries. Such declines have caused us to write down several million dollars worth of inventory, which greatly reduced our profits for the given period. In 2001, for example, we reserved approximately $4.3 million in excess inventory. If any of the markets in which our customers operate suffers a decline, we may be forced to write down existing inventory, which could adversely affect our results of operations.

We utilize manufacturing resources in Asia and Mexico, which limits our control of the manufacturing process.
      As part of our strategy to decrease manufacturing costs, we outsource some of our manufacturing requirements to strategic partners in Taiwan, China, the Philippines and Mexico. Outsourcing, particularly with international manufacturers, carries certain risks, including:

•	the outsourcing contractors’ ability to manufacture products that meet our technical specifications and that have minimal defects;

•	the outsourcing contractors’ ability to honor their product warranties;

•	the financial solvency, labor concerns and general business condition of our outsourcing contractors;

•	unexpected changes in and the burdens and costs of compliance with a variety of foreign laws and regulatory requirements;

•	increased chances of our intellectual property being infringed as a result of the failure of foreign governments to enforce the protection of intellectual property rights;

•	political and economic instability in overseas locations; and

•	global health related matters, such as another SARS scare, Avian Flu and other factors.

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
      We anticipate that our foreign sales will continue to account for a significant portion of our net sales. Foreign sales accounted for approximately 18% and 17% of our overall sales for fiscal year 2005 and fiscal year 2004, respectively. Approximately $49.3 million of our fiscal year 2005 sales were to prime military contractors, and if the United States government placed restrictions on exporting military technology using our products in countries where we have customers, or vendors, it could cause a significant reduction in our sales and profits. Our foreign sales are subject to the following risks:

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
      We currently use limited quantities of hazardous materials common to our industry in connection with the production of our products. We must follow federal, state and local environmental laws and regulations regarding the handling, storage and disposal of these materials. To our knowledge, we are currently in material compliance with all federal, state and local environmental laws and regulations regarding the handling, use, storage and disposal of these materials. We could be subject to fines, suspensions of production, alteration of our manufacturing processes or interruption or cessation of our operations if we fail to comply with present or future laws or regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. These regulations could require us to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations. Our failure to control the handling, use, storage or disposal of, or adequately restrict the discharge of, hazardous substances could subject us to liabilities and production delays, which could cause us to miss our customer’s delivery schedules, thereby reducing our sales for a given period. We may also have to pay regulatory fines, penalties or other costs (including remediation costs), which could materially reduce our profits.

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
      We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, make required capital investments, design, develop, manufacture, market and sell services and products that meet our customers’ changing needs, and successfully anticipate or respond to technological changes on a cost effective and timely basis. Our sales will be reduced, either through loss of business to our competitors or discontinuance of our products in the market, if any of the following occur:

•	we fail to complete and introduce new product designs in a timely manner;

•	we are unable to design and manufacture products according to the requirements of our customers;

•	our customers do not successfully introduce new systems or products incorporating our products;

•	market demand for our new products does not develop as anticipated;

•	we are unable to obtain raw materials in a timely manner or at favorable prices; or

•	we are unable to maintain pricing to sustain or grow our gross margins.
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
      Our manufacturing operations require raw materials that must meet exacting standards. The most significant raw materials that we purchase are memory devices in wafer, die, and component forms and AMLCD panels. Shortages of wafers and other raw materials may occur when there is a strong demand for memory integrated circuits and other related products. AMLCD panels may also be in short supply at times. We rely heavily on our ability to maintain access to steady sources of these raw materials at favorable prices. We are highly dependent on one or two semiconductor manufacturers for memory devices, such as SRAM, SDRAM, Double Data Rate (“DDR2”), flash, etc. and one package manufacturer of ceramic packages for military components. We do not have specific long-term contractual arrangements with our suppliers but we believe we are on good terms with our suppliers. We cannot be certain that we will continue to have access to our current sources of supply or that we will not encounter supply problems in the future. Any interruption in our supply of raw materials could reduce our sales in a given period, and possibly cause a loss of business to a competitor, if we could not reschedule the deliveries of our product to our customers. In addition, our gross profits could suffer if the prices for raw materials increase, especially with respect to sales associated with military contracts where prices are typically fixed.

United States’ and global responses to terrorism, the Middle East situation and perceived nuclear threats increase uncertainties with respect to many of our businesses and may adversely affect our business and results of operations.
      United States’ and global responses to terrorism, the Middle East situation and perceived nuclear threats from North Korea and others increase uncertainties with respect to U.S. and other business and financial markets. Several factors associated, directly or indirectly, with terrorism, the Iraq situation and perceived nuclear threats and responses may adversely affect us.
      Various U.S. government responses to these factors could realign government programs and affect the composition, funding or timing of the government programs in which we participate. Government spending could shift to programs in which we may not participate or may not have current capabilities. The influence of any of these factors, which are largely beyond our control, could adversely affect our business.

While we believe our control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.
      We continue to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
      Our amended and restated articles of incorporation permit our Board of Directors, in its sole discretion, to issue up to 1,000,000 shares of authorized but unissued preferred stock. These shares may be issued by our Board of Directors, without further action by our shareholders, and may include any of the following rights, among others, which may be superior to the rights of our outstanding common stock:

•	voting rights, including the right to vote as a class on particular matters;

•	preferences as to dividends and liquidation rights;

•	conversion rights and anti-dilution protections; and

•	redemption rights.
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

Our shareholders’ rights plan may make it more difficult for others to obtain control of us.
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
     Our stock price has been volatile.
      The price of our common stock fluctuates significantly. The trading price of our common stock could be subject to wide fluctuations in response to:

•	future announcements concerning our company, our competitors or our principal customers, such as quarterly operating results, adjustments to previously reported results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations, or litigation;

•	the liquidity within the market of our common stock;

•	sales of common stock by our officers, directors and other insiders;

•	investor perceptions concerning the prospects of our business;

•	market conditions and investor sentiment affecting market prices of equity securities of high technology companies in the microelectronic or display industries;

•	general economic, political and market conditions, such as recessions or international currency fluctuations;

•	market reaction to acquisitions, joint ventures or strategic investments announced by us or our competitors; and

•	lawsuits filed against the Company.

ITEM 1B	UNRESOLVED STAFF COMMENTS
      We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more before the end of our 2005 fiscal year that remain unresolved.

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
      In addition to the above properties, we own 10 acres of vacant land adjacent to the Fort Wayne, Indiana facility. In the latter half of fiscal 2003, we consolidated all of our microelectronic product manufacturing into our Phoenix, Arizona facilities and closed our Marlborough, Massachusetts facility. In October 2004, we announced that we would be closing our Phoenix location on Flower Street (acquired as part of the IDS acquisition) and relocating employees and the machinery and equipment to our leased facility at our headquarters building. In November 2004, we entered into an amendment of our headquarters lease to add another 31,000 square feet of space in our headquarters facility which will be improved to accommodate the additional manufacturing being relocated. Our amended headquarters lease covers up to approximately 74,000 square feet. The lease term will expire in July 2015 and is subject to two five-year renewal options. We do not expect moving and rearrangement costs to be significant and expect to incur approximately $4.0 million in capital expenditures for the leasehold improvements, of which approximately $2.7 million has been incurred as of October 1, 2005. We expect the consolidation to be completed in the second quarter of fiscal 2006. We intend to sell the Flower Street land and building. We expect proceeds from the sale to exceed our net book value of our land and building related to the Flower Street location which is approximately $2.0 million. However, we do not expect any ultimate gain or loss to have a material impact on our consolidated results of operations. Our Panelview subsidiary leases approximately 51,000 square feet of office and manufacturing space in Hillsboro, Oregon for manufacturing ruggedized and industrial display products.
      We consider all of our facilities to be well maintained and adequate for current operations. All facilities have additional capacity, which could be utilized in the event of increased production requirements. Our manufacturing facilities that serve the military market must comply with stringent military specifications. Our microelectronic module manufacturing facility in Phoenix, Arizona is certified ISO-9001 and Class B status. Class B status means that we are qualified to manufacture compliant military products. Substantially all of our owned real property has been pledged as security for our line of credit with Bank One.

ITEM 3	LEGAL PROCEEDINGS
      On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors. The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint (the “Complaint”) was filed on or about February 14, 2005. The Complaint alleges, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, in violation of the federal securities laws. The Complaint seeks unspecified monetary damages. On April 15, 2005, defendants moved to dismiss the Complaint. Plaintiffs opposed defendants’ motions to dismiss. A hearing date on the motion to dismiss has not been scheduled. The Company believes plaintiffs’ claims are without merit and it intends to vigorously defend itself in the consolidated matter. Although the outcome of this litigation is uncertain, based on the Company’s current assessment of the merits of the Complaint and considering the amount of insurance the Company maintains covering claims of this nature, the Company does not believe the ultimate outcome of these matters will have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.
      On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company is also named as a nominal defendant in both actions. The complaints allege that between January 2003 and the date on which the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints allege claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment. The complaints sought unspecified damages, equitable relief, and restitution against the individual defendants. In October 2004, the Company moved to dismiss the complaints. On June 7, 2005, the Court dismissed the Dodt action and on June 15, 2005, the Court dismissed the Christ action. On July 7, 2005, the plaintiff in the Dodt action filed a Notice of Appeal. Under the current schedule, the plaintiff’s appellate brief must be filed with the Court of Appeals on January 9, 2006, and the defendants’ response must be filed on February 8, 2006. A hearing date has not been scheduled. The Company believes the claims made in the Complaint are without merit and, in the event that the plaintiff’s appeal is successful, intends to vigorously defend these actions. Although the outcome of this litigation is uncertain, based on the Company’s current assessment of the merits of the complaints and considering the amount of insurance the Company maintains covering claims of this nature, the Company does not believe the ultimate outcome of these matters will have a material adverse effect on its consolidated results of operations, liquidity or financial condition.
      In addition, from time to time, the Company is subject to claims and litigation incident to its business. There are currently no such pending proceedings to which the Company is a party that the Company believes will have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2005, through the solicitation of proxies or otherwise.
OUR EXECUTIVE OFFICERS
      The names, ages, positions and business experience of all of our executive officers are listed below. There are no family relationships between any of our directors and executive officers or any arrangement or understanding between any of our executive officers and any other person pursuant to which any executive officer was appointed to his office.

Hamid R. Shokrgozar, 45 President, Chief Executive Officer and Chairman of the Board	Hamid R. Shokrgozar has been our President and Chief Executive Officer since October 1998 and the Chairman of the Board since August 2000. Mr. Shokrgozar served as a director and as President and Chief Executive Officer of Bowmar from January 1998 until the merger of Bowmar and EDI in October 1998. Mr. Shokrgozar served as President of White Microelectronics, the largest division of Bowmar, from June 1993 to December 1997 and as its Vice President of Engineering and Technology from July 1988 to June 1993. Mr. Shokrgozar also served as Chairman of American Electronic Association (AEA), Arizona Council, during fiscal years 1999 and 2000. In addition, Mr. Shokrgozar holds a United States Patent for the invention of “Stacked Die Carrier Assembly.” Mr. Shokrgozar holds a Bachelors of Science in Electrical Engineering from California State University Fullerton.

Roger A. Derse, 55 Vice President, Chief Financial Officer	Roger A. Derse has been our Vice President and Chief Financial Officer since March 2004. Mr. Derse has over 25 years experience in finance and accounting. He previously served as Consultant/ Acting CFO for Vitron Manufacturing from 2002 through February 2004 and was Executive Vice President and Chief Operating and Financial Officer for Nanonics Corporation from 1998 to 2001. He was Chief Financial Officer for the White Microelectronics Division of Bowmar Instrument Corporation from 1993 to 1997. Mr. Derse holds a Bachelors of Science in Industrial Engineering from the University of Michigan, a Masters in Accounting from the University of Arizona, and is a Certified Public Accountant.

Dante V. Tarantine, 52 Executive Vice President, Sales & Marketing	Dante V. Tarantine has been our Corporate Executive Vice President, Sales and Marketing since January 2003. Mr. Tarantine served as our Senior Vice President of Sales from August 1998 to January 2003. He previously served as our Senior Vice President Sales and Marketing from September 1991 to August 1998 and as Vice President of Marketing for White Microelectronics from February 1987 to September 1991. Mr. Tarantine holds a Bachelors of Science in Electrical Engineering from California State University Northridge.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.
      Our common stock is currently traded on the NASDAQ National Market under the symbol WEDC. The following table sets forth the high and low sales prices for the common stock by quarter during the fiscal years ended October 1, 2005 and October 2, 2004.

	2005

	Q1	Q2	Q3	Q4

Common stock market price
High	$6.80	$6.40	$5.65	$6.27
Low	$5.38	$4.71	$4.40	$4.85

	2004

	Q1	Q2	Q3	Q4

Common stock market price
High	$12.70	$9.85	$8.27	$5.32
Low	$7.53	$7.08	$4.70	$4.53
      As of December 6, 2005, our stock price was $5.15, and there were approximately 12,000 holders of record of our common stock. We have not paid cash dividends on our common stock and do not expect to do so in the foreseeable future. We intend to retain all earnings to provide funds for the operation and expansion of our business. In addition, our credit agreement precludes the payment of cash dividends on our common stock.

ITEM 6	SELECTED CONSOLIDATED FINANCIAL DATA

	2005	2004	2003	2002	2001

	(In thousands of dollars, except per share data)
Statement of Income Data:
Net sales (Notes 1 and 2)	$117,031	$108,962	$113,534	$90,458	$96,761
Net income (loss) (Notes 3 and 4)	$(3,535)	$4,807	$10,150	$8,740	$3,272
Earnings (loss) per share:
Basic	$(0.14)	$0.20	$0.48	$0.44	$0.17
Diluted	$(0.14)	$0.19	$0.44	$0.42	$0.16
Balance Sheet Data (at year end):
Total assets	$121,268	$124,900	$119,806	$68,366	$57,228
Long-term obligations	$—	$—	$—	$—	$890
Shareholders’ equity	$104,220	$107,215	$101,028	$54,770	$43,780
Preferred stock	$—	$—	$—	$—	$—

This table should be read in conjunction with the Consolidated Financial Statements provided elsewhere herein.
Notes to Selected Financial Data

(1)	In January 2003, the Company acquired IDS for a purchase price of approximately $18.6 million. The effect of this transaction increased our total assets by approximately $18.0 million and our shareholders’ equity by approximately $9.0 million. Net sales for IDS in fiscal 2005, fiscal 2004 and fiscal 2003 totaled approximately $28.8 million, $23.4 million and $16.1 million, respectively.

(2)	In January 2001, the Company acquired Panelview Inc. for a purchase price of approximately $9.1 million. The effect of the transaction increased our total assets by approximately $9.0 million as well as our shareholders’ equity by approximately $8.0 million. Net sales for Panelview in fiscal 2005, fiscal 2004, fiscal 2003, fiscal 2002 and fiscal 2001 totaled approximately $30.2 million, $25.2 million, $34.4 million, $27.8 million and $7.7 million, respectively.

(3)	In fiscal 2003, the Company discontinued the amortization of its goodwill with the adoption of SFAS No. 142. Goodwill amortization expense, net of tax, was approximately $0.9 million and $0.8 million in fiscal 2002 and 2001, respectively.

(4)	In fiscal 2005, the Company recorded a non-cash goodwill impairment charge of approximately $11.4 million in connection with its annual review of goodwill for impairment and favorable income tax adjustments of approximately $1.0 million. The goodwill impairment had no corresponding income tax benefit.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Summary
      Net sales for the fiscal year ended October 1, 2005 were approximately $117.0 million, compared to net sales of $109.0 million for fiscal 2004. The increase in fiscal 2005 was due to increases in both the microelectronic and the display segments. Microelectronic segment sales to the military/industrial customers, which had trailed fiscal 2004 sales for the first half of fiscal 2005, finished strong in the fourth quarter and increased annual sales by 4% over fiscal 2004. Commercial sales in the microelectronic segment grew primarily due to the increase in sales to a customer for their hotel entertainment delivery systems. Military/industrial display segment net sales fell due to an overall decrease in order activity. The increase in commercial display segment net sales was primarily attributable to increased sales to NCR Corporation and for tablet personal computer products. We continue to see the benefits of our investment in the development of circuit complexity management, interface communications and display enhancements in the display segment. However, we made a strategic business decision in our display segment not to pursue future business in low margin products. In connection with this decision, our contract with NCR Corporation ended in our fiscal fourth quarter.
      A key indicator of our future sales is the amount of new orders received compared to current net sales, known as the book-to-bill ratio. For the year, we had new orders of approximately $118.7 million, which equates to a book-to-bill ratio of 1.01 for the year. Microelectronic segment orders for the year were approximately $68.2 million, which equates to a book-to-bill ratio of 1.06 for the year. Military/industrial bookings were strong again for the third quarter in a row. However, we do not have a level of visibility that indicates to us that this trend will continue in the coming quarters. Display segment orders for the year were approximately $50.5 million, which equates to a book-to-bill ratio of 0.95 for the year. As a result of our strategic decision to not pursue lower margin sales and the resulting completion of the NCR contract, we expect display segment bookings to be down in fiscal 2006. New orders for our microelectronic segment’s anti-tamper process technology were approximately $7.4 million for the year and we had sales of approximately $6.3 million. We currently expect to see growth for anti-tamper technology products over the next several years.
      Our gross margins increased year over year to approximately 30% for fiscal 2005 from approximately 29% for fiscal 2004. The primary reason for this increase was higher margins in our microelectronic segment, which increased from 35% in fiscal 2004 to 38% in fiscal 2005. The reason for the increase was due to a higher percentage of military sales, which traditionally carry larger margins over commercial sales, as well as the product mix within military/industrial sales. Display segment gross margins decreased from 21% in fiscal 2004 to 19% in fiscal 2005. Gross margins for our display segment products continue to come under pressure from both domestic and Asian competition, and while we are implementing business and manufacturing strategies to improve our competitive position, it may be difficult to continue to maintain current gross margins in the future.

      Our overall production has, at times, been affected by longer lead times for certain components, which may affect the timing and cost of sales during the year. The availability and price of memory components, based on supply and demand, will go up and down on a monthly or quarterly basis. When demand exceeds supply, prices will rise and lead times will lengthen. When supply exceeds demands, prices will fall and lead times will shorten. Since Intel did not launch the Double Data Rate II (“DDR II”) system as analysts were anticipating, the Dynamic Random Access Memory (“DRAM”) and DDR II market continues to be soft due to high levels of supply and, accordingly, prices have decreased. It is predicted that prices will be flat or slightly down in 2006. The Flash memory market is in a growth mode and prices are expected to increase. The availability of liquid crystal displays (“LCDs”) has stabilized with prices up slightly over the last few quarters. Due to the expected demand of LCD TVs, analysts are predicting a shortage of LCDs in the second half of calendar 2006, which may impact the availability of LCD products and cause prices to increase.
      In order to be more competitive in the commercial display market for our tablet personal computer products, we have purchased duplicate equipment for our Max-VuTM process technology which has been placed in a manufacturing company located in China. We expect to start producing parts during the second quarter of fiscal 2006.
      In performing the annual goodwill impairment test in the fourth quarter of fiscal 2005, the Company found indicators of impairment related to the commercial microelectronics reporting units in Phoenix and the display reporting unit in Oregon. Most of the commercial microelectronics businesses in Phoenix was purchased as part of the IDS acquisition in January 2003 and the display business in Oregon was purchased in January 2001. Based on the current and forecasted competitive market conditions, the Company has lowered earnings and cash flow projections for these divisions and expects them to grow more slowly than had previously been projected. In the commercial microelectronics reporting units, revenue and profitability did not meet management’s expectations in fiscal 2005 primarily due to (1) the market softness of the raw material associated with DRAM components which caused a lower average selling price and margin from sales of related products in fiscal 2005; (2) lower than expected orders from one of the division’s key customers that experienced a slower than expected growth and market acceptance of its next generation enterprise server systems in fiscal 2005; and (3) the lower than expected sales to a customer that serves the hotel industry because the 2005 hurricanes delayed shipments of that customer’s entertainment video systems which affected the Company’s product shipment flow to them with the possibility of further delays in the rollout of these products in fiscal 2006. In the display business in Oregon, the Company changed its business strategy to pursue markets such as transportation, mobile PC, medical and industrial markets to focus on higher margin products. Accordingly, the Company must replace the $9.3 million of fiscal year 2005 revenues from NCR Corporation that generated margins lower than management’s expectations, despite higher volume business. The Company is dedicating fiscal year 2006 to the development of further enhancement to its Max-Vutm process technology and plans to introduce new display products related to this technology. The Company’s current projections reflect the risk associated with the costs of the start-up product development, the risk of technology transfer to China and the acceptance of this higher end technology in the marketplace.
      Accordingly, in the fourth quarter of fiscal 2005, the Company wrote down $8.5 million of the $10.2 million of unamortized IDS acquisition goodwill related to the commercial microelectronics reporting units of which $7.1 million of the write-down is in the microelectronics segment and $1.4 million is in the display segment. In addition, the Company wrote down $2.9 million of the $6.5 million of unamortized goodwill related to the Panelview reporting unit in the display segment in the fourth quarter of fiscal 2005. The fair value of these reporting units was estimated using standard valuation techniques weighted 75% to a discounted cash flow method, 20% to a market multiples method and 5% to a transaction or cost method.
      During the fourth quarter of fiscal 2005, the Internal Revenue Service completed its examination of our federal income tax returns for the fiscal years ended September 28, 2002 and September 27, 2003. Based on the results of the examination, we have decreased previously recorded tax reserves by approximately $0.8 million and decreased income tax expense by a corresponding amount.

      Net loss for fiscal year 2005 was approximately $3.5 million compared to net income of approximately $4.8 million for fiscal 2004. The decline was due to the non-cash impairment of goodwill described above, offset slightly by the adjustment of the tax reserves.
Segments
      Our product and market diversification as well as our broad customer base have allowed us to maintain relative sales stability and profitability. The following table shows our historical net sales and the percent of net sales by our two business segments and the markets they serve (in thousands):

	2005	2004	2003

Microelectronic Segment
Military/ Industrial Market	$37,765	$36,294	$42,426
Commercial Market	26,318	24,397	19,007

	64,083	60,691	61,433

Display Segment
Military/ Industrial Market	11,515	11,764	11,307
Commercial Market	41,433	36,507	40,794

	52,948	48,271	52,101

Total	$117,031	$108,962	$113,534

Microelectronic Segment
Military/ Industrial Market	33%	33%	37%
Commercial Market	22%	23%	17%

	55%	56%	54%

Display Segment
Military/ Industrial Market	10%	11%	10%
Commercial Market	35%	33%	36%

	45%	44%	46%

Total	100%	100%	100%

      For the year ended October 1, 2005, IDS contributed approximately $12.0 million of net sales to the commercial market of our microelectronic segment and approximately $16.8 million of net sales to the commercial market of our display segment. For the year ended October 2, 2004, IDS contributed approximately $7.0 million of net sales to the commercial market of our microelectronic segment and approximately $16.5 million of net sales to the commercial market of our display segment. For the year ended September 27, 2003, IDS contributed approximately $5.5 million of net sales to the commercial market of our microelectronic segment and approximately $10.5 million of net sales to the commercial market of our display segment. The foregoing information includes IDS’ net sales from the date of acquisition on January 22, 2003.
Critical Accounting Policies and Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include the following items:

•	We sell microelectronic and display products primarily to military prime contractors and commercial OEMs. A small portion of our products are also sold through distributors or resellers. We recognize revenue on product sales when persuasive evidence of an arrangement with the customer exists, title to the product has passed to the customer, which usually occurs at time of shipment, the sales price is fixed or determinable, and collectibility of the related billing is reasonably assured. Advance payments from customers are deferred and recognized when the related products are shipped. Revenue relating to products sold to distributors or resellers who either have return rights or where the Company has a history of accepting product returns are deferred and recognized when the distributor or reseller sells the product to the end customer. We also provide limited design services pursuant to related customer purchase orders and generally recognize the associated revenue as such services are performed. However, it may be deferred until certain elements are completed. We may from time to time enter into certain arrangements that contain multiple elements such as performing limited design services accompanied with follow-on manufacturing of related products. We allocate revenue to the elements based on relative fair value, and recognize revenue for each element when there is evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Arrangements with multiple elements that are not considered separate units of accounting require deferral of revenue until certain other elements have been delivered or the services have been performed. The amount of the revenue recognized is impacted by our judgment as to whether an arrangement includes multiple elements, and whether the elements are considered separate units of accounting.

•	Historically, we have experienced fluctuations in the demand for our products based on cyclical fluctuations in the microelectronic and display markets. These fluctuations may cause inventory on hand to lose value or become obsolete. In order to present the appropriate inventory value on our financial statements, we identify slow moving or obsolete inventories and record provisions to write down such inventories to net realizable value. These provisions are based on management’s comparison of the value of inventory on hand against expected future sales. If future sales are less favorable than those projected by management, additional inventory provisions may be required.

•	We record trade accounts receivable at the invoiced amount and they do not bear interest. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make these estimates based on an analysis of accounts receivable using available information on our customers’ financial status and payment histories. Historically, bad debt losses have not differed materially from our estimates. Write-offs against the allowance totaled approximately $274,000 in fiscal 2005, $170,000 in fiscal 2004 and $145,000 in fiscal 2003.

•	We maintain a pension plan for eligible union employees at our Fort Wayne, Indiana facility. To account for the cost of this plan, we make estimates concerning the expected long-term rate of return on plan assets, and discount rates to be used to calculate future benefit obligations. Changes in the expected long-term rate of return on plan assets affect the amount of investment income expected to be earned in the future. We base our related estimates using historical data on the rate of return from equities and fixed income investments, as well as projections for future returns on such investments. If the actual returns on plan assets do not equal the estimated amounts, we may have to fund future benefit obligations with additional contributions to the plan. Changes in the discount rate affect the value of the plan’s future benefit obligations. A lower discount rate increases the liabilities of the plan because it raises the value of future benefit obligations. This will also cause an increase in pension expense recognized. We use published bond yields to estimate the discount rate used for calculating the value of future benefit obligations.

•	We account for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which requires goodwill to be tested for impairment on an annual basis (and more frequently in certain circumstances) and written down when impaired. We completed our transitional testing for goodwill impairment upon adoption of SFAS 142, and our annual testing for fiscal 2004 and 2003 determined that our recorded goodwill was not impaired. However, in fiscal 2005 it was determined that our commercial microelectronics businesses in Phoenix and our display business in Oregon were impaired. Accordingly, we wrote down the related goodwill by approximately $11.4 million. Goodwill recorded was $5.7 million and $17.1 million at October 1, 2005 and October 2, 2004, respectively. See Notes 2 and 6 of the Notes to the Consolidated Financial Statements for information relating to the goodwill impairment. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years.

•	We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carry forwards. We regularly review our deferred tax assets for recoverability and, if necessary, establish a valuation allowance. During the ordinary course of business, there are transaction and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Results of Operations
      The following table sets forth, for the periods indicated, certain operating data expressed as a percentage of net sales:

	Adjusted
	2005(1)(2)	2005	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.3%	70.3%	70.9%	65.9%

Gross profit	29.7%	29.7%	29.1%	34.1%

Operating expenses:
Selling, general and administrative	16.8%	16.8%	17.0%	14.6%
Research and development	4.8%	4.8%	5.5%	5.3%
Amortization of intangible assets	0.5%	0.5%	0.6%	1.0%
Goodwill impairment	0.0%	9.8%	0.0%	0.0%

Total operating expenses	22.1%	31.9%	23.1%	20.9%

Operating income (loss)	7.6%	(2.2)%	6.0%	13.2%
Interest expense	0.0%	0.0%	0.0%	0.1%
Interest (income)	(0.9)%	(0.9)%	(0.4)%	(0.2)%

Income (loss) before income taxes	8.5%	(1.3)%	5.6%	12.9%
Provision for income taxes	2.6%	1.7%	2.0%	4.4%

Net income (loss)	5.9%	(3.0)%	3.6%	8.5%

(1)	Excludes $11.4 million non-cash impairment of goodwill, offset by the fourth quarter income tax adjustment of $0.8 million, and the third quarter provision to return adjustment of $0.2 million.

(2)	These are considered “non-GAAP financial measures” as defined in Item 10(e) of Regulation S-K of the Securities and Exchange Act. The presentation of this financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented with GAAP. We use this adjusted financial information to evaluate our operating performance and believe the presentation of this information provides investors with a useful indicator of our results that is comparable among periods because it excludes the effects of material and unusual items that may occur on an irregular basis.

      The following table sets forth, for the periods indicated, certain operating data (in thousands of dollars, except share and per share data):

	Twelve Months Ended

	GAAP	Adjusted
	October 1,	October 1,	October 2,
	2005	2005(1)(2)	2004

Net sales	$117,031	$117,031	$108,962
Cost of sales	82,298	82,298	77,297

Gross profit	34,733	34,733	31,665

Operating expenses:
Selling, general and administrative	19,704	19,704	18,498
Research and development	5,634	5,634	6,036
Amortization of intangible assets	606	606	641
Goodwill impairment	11,435	—	—

Total operating expenses	37,379	25,944	25,175

Operating income (loss)	(2,646)	8,789	6,490
Interest expense	—	—	2
Interest (income)	(1,138)	(1,138)	(454)

Income (loss) before income taxes	(1,508)	9,927	6,942
Provision for income taxes	2,027	3,022	2,135

Net income (loss)	$(3,535)	$6,905	$4,807

Earnings (loss) per share — basic	$(0.14)	$0.28	$0.20

Earnings per share — diluted	$(0.14)	$0.28	$0.19

Weighted average number of common shares and equivalents:
Basic	24,437,672	24,437,672	24,201,436

Diluted	24,437,672	24,975,852	25,001,906

(1)	Excludes $11.4 million non-cash impairment of goodwill, offset by the fourth quarter income tax adjustment of $0.8 million and the third quarter provision to return adjustment of $0.2 million.

(2)	These are considered “non-GAAP financial measures” as defined in Item 10(e) of Regulation S-K of the Securities and Exchange Act. The presentation of this financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented with GAAP. We believe the presentation of this information provides investors with a useful indicator of our results that is comparable among periods because it excludes the effects of unusual items that may occur on an irregular basis.

      The following table sets forth, for the periods indicated, a reconciliation of reported GAAP results to adjusted results (in thousands, except per share information):

	Twelve Months Ended

	October 1,	October 2,
	2005	2004

GAAP net income (loss)	$(3,535)	$4,807
Adjustments:
Goodwill impairment	11,435	—
Tax adjustments	(995)	—

Adjusted net income	$6,905	$4,807

Income (loss) per common share:
Basic
GAAP net income (loss)	$(0.14)	$0.20
Adjustments	0.42	—

Adjusted net income	$0.28	$0.20

Diluted
GAAP net income (loss)	$(0.14)	$0.19
Adjustments	0.42	—

Adjusted net income	$0.28	$0.19

Fiscal Year ended October 1, 2005 compared to Fiscal Year ended October 2, 2004

Net Sales
      Net sales were $117.0 million for the year ended October 1, 2005, an increase of $8.0 million, or 7%, from $109.0 million for the year ended October 2, 2004.

•	Military/industrial sales in the microelectronic segment were $37.8 million for the year ended October 1, 2005, an increase of $1.5 million, or approximately 4%, from $36.3 million for the year ended October 2, 2004. We expect sales to military/industrial customers to remain consistent in fiscal 2006 as compared to fiscal 2005.

•	Commercial sales in the microelectronic segment were $26.3 million for the year ended October 1, 2005, an increase of $1.9 million, or approximately 8%, from $24.4 million for the year ended October 2, 2004. The growth was primarily attributable to products used in the high-end server applications and product sold to a hotel industry supplier for their entertainment video systems. However, we began to see in the second quarter of fiscal 2005 and expect to continue to see reduced sales to Unisys, who previously accounted for more than 10% of microelectronic sales, for their memory modules used in a high-end server application which are expected to transition to a new generation of memory modules at lower volumes. However, we anticipate commercial sales in the microelectronic segment to grow slightly in fiscal 2006.

•	Military/industrial sales in the display segment were $11.5 million for the year ended October 1, 2005, a decrease of $0.2 million, or approximately 2%, from $11.8 million for the year ended October 2, 2004. The slight decrease was due to decreased requirements for products used in the commercial aviation industry. We expect military/industrial sales in the display segment in fiscal 2006 to be consistent with sales in fiscal 2005.

•	Commercial sales in the display segment were $41.4 million for the year ended October 1, 2005, an increase of $4.9 million, or approximately 13%, from $36.5 million for the year ended October 2, 2004.

The increase from prior year is attributable to increased sales to NCR of $9.3 million and $2.7 million of our tablet personal computer products over the prior year, partially offset by decreased sales to other customers during the period. Due to our strategic decision not to pursue future business in low margin products and the resulting completion of the NCR contract in the fourth quarter of fiscal 2005, we expect commercial sales in the display segment to be flat in fiscal 2006.

      On Command Corporation accounted for approximately $9.3 million, or 15% of our 2005 microelectronic segment sales as compared to $3.7 million, or 6%, and $2.5 million, or 4%, in 2004 and 2003 microelectronic segment sales, respectively. Northrop Grumman accounted for approximately $1.9 million, or 3% of our 2005 microelectronic segment sales as compared to approximately $2.6 million, or 4%, of our 2004 microelectronic segment sales and approximately $6.2 million, or 10%, of our 2003 microelectronic segment sales. No other customer accounted for more than 10% of segment or total net sales for these periods.
      In 2005, NCR accounted for approximately $9.3 million, or 18%, of our display segment net sales as compared to $0.5 million or approximately 2% of our display sales in 2004. In 2005, $4.9 million, or 9%, of our display segment net sales came from Whirlpool as compared to approximately $5.8 million, or 12%, in 2004. We had no sales from Garmin in fiscal 2005, and approximately $1.1 million, or 1%, of 2004 net sales for our display segment came from Garmin, compared to $12.8 million, or 25%, of 2003 net sales, while GE Medical accounted for approximately $2.9 million, or 5%, of 2005 display segment net sales compared to $3.0 million, or 6%, of 2004 display segment net sales and approximately $7.7 million, or 15%, of 2003 display segment net sales. Our sales to Garmin and GE Medical declined significantly during fiscal 2004 due to a shift in their manufacturing strategies. We do not expect net sales to increase to their previous levels.
      The majority of our commercial sales are not subject to seasonal fluctuations over the course of a year. Sales of our membrane keypad products, which totaled approximately $12.3 million in fiscal 2005 and $12.0 million in fiscal 2004, are subject to seasonal fluctuations relating to home appliance sales in the spring and fall. Our military sales tend to follow the government’s fiscal year, which ends in September, and are typically less in the first quarter of our fiscal year and strong in the fourth quarter of our fiscal year.

Gross Profit
      Gross profit was $34.7 million for the year ended October 1, 2005, an increase of $3.0 million or approximately 10% from $31.7 million for the year ended October 2, 2004. Gross margin as a percentage of net sales was approximately 30% for the year ended October 1, 2005, compared to approximately 29% for the year ended October 2, 2004.
      Gross profit for the microelectronic segment was $24.6 million for the year ended October 1, 2005, an increase of $3.2 million, or approximately 15%, from $21.4 million for the year ended October 2, 2004. The majority of the increase in gross profit came from an increase in military/industrial sales in the microelectronic segment as a result of changes in product mix, lower manufacturing costs, and higher sales volume. Gross margin as a percentage of microelectronic segment net sales was approximately 38% for the year ended October 1, 2005, compared to approximately 35% for the year ended October 2, 2004. The product mix in the microelectronic segment shifted to a greater number of military products, which historically have a higher selling price and higher gross margin than commercial products.
      Gross profit for the display segment was $10.1 million for the year ended October 1, 2005, a decrease of $0.1 million, or approximately 1%, from $10.2 million for the year ended October 2, 2004. Gross margin as a percentage of display segment net sales was approximately 19% for the year ended October 1, 2005, compared to approximately 21% for the year ended October 2, 2004. The decrease in gross margin was the result of the higher costs of acquiring initial inventory in connection with the start-up of new programs. We have seen the inventory costs as a percentage of net sales decrease as sales volumes have increased for such programs and component prices have decreased during the fiscal year. Other product mix also contributed to the decline in display segment gross margins. We have recently made a strategic decision not to pursue future business in low margin products as we continue to come under pressure from both domestic and Asian competition. While we are implementing business and manufacturing strategies to improve our competitive position, it may be difficult to improve current gross margins in the future.

Selling, General and Administrative Expenses
      Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $19.7 million for the year ended October 1, 2005, an increase of $1.2 million, or approximately 7%, from $18.5 million for the year ended October 2, 2004. This increase was due to a $1.5 million increase in general and administrative expenses, offset by a decrease in selling expenses of $0.3 million over the comparable period. General and administrative expenses increased mainly because of higher professional fees of $0.6 million in connection with compliance with Sarbanes–Oxley Act and recent accounting requirements, $0.8 million for compensation and $0.2 million related to an abandoned acquisition. Selling expenses decreased primarily due to lower commissions.
      As a percentage of net sales, selling, general and administrative expenses have remained consistent with the prior year at approximately 17% of net sales. As part of our overall management planning and analysis process, we have traditionally targeted approximately 15% of net sales for selling, general and administrative expenses. However, it is probable that selling, general and administrative expenses will be higher than 15% of net sales due to continuing costs associated with the Sarbanes-Oxley Act and increased expenses due to the adoption of SFAS No. 123R.

Research and Development Expenses
      Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $5.6 million for the year ended October 1, 2005, a decrease of $0.4 million, or 7%, as compared to $6.0 million for the year ended October 2, 2004. The decrease was primarily attributable to a decrease of $0.4 million in our display segment due to completion of product development projects. Research and development expenses as a percentage of net sales have remained consistent and averaged between 5% and 6% of net sales over the past two years. We are committed to research and development of new and existing products and expect research and development expenses to remain at approximately the same percentage of net sales in the future.
      Ongoing product development projects for the microelectronic segment include new packaging designs for various types of memory products including the latest technology, double data rate (“DDR”) II memory modules, along with microprocessor modules and ball grid array packaging products using these semiconductors; continuing development of anti-tamper technology for microelectronic products; next generation memory and power personal computer products assembled in various multi-chip packages to be used in both commercial and military markets; and qualification of new semiconductor products. Ongoing product development projects for the display segment include glass lamination process technology, high volume glass lamination (“HVGL”) for tablet personal computers, our new Max-VuTM process technology for tablet personal computers, and display systems development.

Goodwill Impairment
      During our annual testing of goodwill for impairment in the fourth quarter of 2005 in accordance with SFAS 142, we found indicators of impairment for our commercial microelectronics reporting units in Phoenix and our display reporting unit in Oregon from the former IDS and Panelview acquisitions. Accordingly, we wrote down goodwill by $11.4 million in the fourth quarter. See Notes 2 and 6 of the Notes to the Consolidated Financial Statements for information relating to the goodwill impairment.

Interest Expense
      Interest expense primarily consists of interest expense on long-term debt. We had no interest expense for the year ended October 1, 2005, and $2,000 for the year ended October 2, 2004. We had no borrowings outstanding as of October 1, 2005.

Interest Income
      Interest income consists of interest earned on our cash balances invested primarily in a money market account. Interest income was $1.1 million for the year ended October 1, 2005, an increase of $0.6 million compared to $0.5 million for the year ended October 2, 2004. This increase was attributable to the increase in invested balances between periods, primarily as a result of the reinvestment of cash flows from operations, and increased interest rates.

Amortization of Intangible Assets
      We adopted SFAS 142 on September 29, 2002 and discontinued amortization of goodwill at that time. Intangible asset amortization for the years ended October 1, 2005 and October 2, 2004 totaled $0.6 million and $0.7 million, respectively, almost entirely related to intangible assets acquired from IDS.

Income Taxes
      Income tax expense consists of current and deferred federal and state income taxes. Income tax expense was $2.0 million for the year ended October 1, 2005, compared to $2.1 million for the year ended October 2, 2004. The effective tax rate was approximately (134%) for the year ended October 1, 2005, compared to approximately 31% for the year ended October 2, 2004. The Company’s effective tax rate differs from the federal statutory tax rate of 35% due to state taxes and the impact of the $11.4 million goodwill impairment which has no income tax benefit, partially offset by reductions for foreign sales exclusions, research and experimentation tax credits currently available for federal income tax purposes, and the adjustment of tax reserves. Excluding the goodwill impairment, the fourth quarter income tax adjustment of $0.8 million and the third quarter provision return adjustment of $0.2 million, our effective tax rate would have been approximately 31% for the year ended October 1, 2005. See Note 11 to the consolidated financial statements.
      During the fourth quarter of fiscal 2005, the Internal Revenue Service completed its examination of our federal income tax returns for the fiscal years ended September 28, 2002 and September 27, 2003. Based on the results of the examination, we have decreased previously recorded tax reserves by approximately $0.8 million and decreased income tax expense by a corresponding amount.
      In October 2004, Congress passed the American Jobs Creation Act of 2004 (the “Act”), which will eliminate the extraterritorial income exclusion, and will provide a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities, referred to as the manufacturer deduction. The extraterritorial income exclusion will be phased out through 2006, and the manufacturer deduction will be phased in through 2010. The Company is currently studying the implication of these provisions, but does not believe the Act will have a significant impact on its effective rate in fiscal 2006.
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
      Northrop Grumman accounted for approximately $2.6 million, or 4%, of our 2004 microelectronic segment sales compared to approximately $6.2 million, or 10%, of our 2003 microelectronic segment sales. No other customer accounted for more than 10% of segment or total net sales for these periods.
      In 2004, approximately $5.8 million, or 12%, of our display segment net sales came from Whirlpool Corporation. Approximately $1.1 million, or 1%, of 2004 net sales for our display segment came from Garmin, compared to $12.8 million, or 25%, of 2003 net sales, while GE Medical accounted for approximately $3.0 million, or 6%, of 2004 display segment net sales compared to approximately $7.7 million, or 15%, of 2003 display segment net sales. Our sales to Garmin and GE Medical declined significantly during fiscal 2004 due to a shift in their manufacturing strategies.

Gross Profit
      Gross profit was $31.7 million for the year ended October 2, 2004, a decrease of $7.0 million or approximately 18% from $38.7 million for the year ended September 27, 2003. Gross margin as a percentage of net sales was approximately 29% for the year ended October 2, 2004, compared to approximately 34% for the year ended September 27, 2003.
      Gross profit for the microelectronic segment was $21.4 million for the year ended October 2, 2004, a decrease of $4.5 million, or approximately 17%, from $25.9 million for the year ended September 27, 2003. The majority of the decrease in gross profit came from a decrease in military/industrial sales in the microelectronic segment. Gross margin as a percentage of microelectronic segment sales was approximately 35% for the year ended October 2, 2004, compared to approximately 42% for the year ended September 27, 2003. The product mix in the microelectronic segment shifted to a greater number of commercial products, which historically have a lower selling price and lower gross margin than military products.
      Gross profit for the display segment was $10.2 million for the year ended October 2, 2004, a decrease of $2.6 million, or approximately 20%, from $12.8 million for the year ended September 27, 2003. Gross margin as a percentage of display segment sales was approximately 21% for the year ended October 2, 2004, compared to approximately 25% for the year ended September 27, 2003.

Selling, General and Administrative Expenses
      Selling, general and administrative expenses consisted mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $18.5 million for the year ended October 2, 2004, an increase of $1.9 million, or approximately 11%, from $16.6 million for the year ended September 27, 2003. This increase was primarily due to a $1.6 million increase in general and administrative expenses, and an increase in selling expenses of $0.3 million over the comparable period. General and administrative expenses increased mainly because of higher professional fees in connection with Sarbanes Oxley requirements, a $0.3 million insurance deductible payment for legal fees charged in connection with the shareholder litigation, a fixed asset write-off of $0.2 million, an accounts receivable reserve of $0.3 million pertaining to display shipments to a commercial company, and $0.2 million incurred in residual transition costs related to the shut down of our Massachusetts location. Selling, general and administrative expenses as a percentage of net sales increased to approximately

17% for the year ended October 2, 2004 from 15% for the year ended September 27, 2003, the result of higher expenses and lower revenue.

Research and Development Expenses
      Research and development expenses consisted primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $6.0 million for the year ended October 2, 2004, consistent with the $6.0 million for the year ended September 27, 2003. Expenses in the microelectronic segment decreased by $0.5 million primarily due to the closure of our Massachusetts location, and increased $0.5 million in the display segment due to the continued investment in new products to offset the loss of orders from GE Medical and Garmin.

Interest Expense
      Interest expense primarily consisted of interest expense on our long-term debt. Interest expense was $2,000 for the year ended October 2, 2004, a decrease of $86,000 from $88,000 for the year ended September 27, 2003. Interest expense for the year ended September 27, 2003 related to our assumption of approximately $6.9 million of debt in connection with the acquisition of IDS. We paid off the IDS debt in the fourth quarter of fiscal 2003 and had no borrowings outstanding as of October 2, 2004.

Interest Income
      Interest income consisted of interest earned on our cash balances in various types of interest bearing accounts, and interest earned on investments in short-term marketable securities. Interest income was $454,000 for the year ended October 2, 2004, an increase of $204,000 compared to $250,000 for the year ended September 27, 2003. This increase was attributable to the increase in cash equivalents between periods primarily as a result of the reinvestment of cash flows from operations and the proceeds received from our stock offering which was completed in July 2003.

Amortization of Intangible Assets
      We adopted SFAS 142 on September 29, 2002 and discontinued amortization of goodwill at that time. Intangible asset amortization for the year ended October 2, 2004 totaled $0.7 million, almost entirely related to intangible assets acquired from IDS.

Income Taxes
      Income tax expense consisted of current and deferred federal and state income taxes. Income tax expense was $2.1 million for the year ended October 2, 2004, compared to $5.0 million for the year ended September 27, 2003. The effective tax rate was approximately 31% for the year ended October 2, 2004, compared to approximately 33% for the year ended September 27, 2003. The decrease in the effective tax rate in 2004 was a result of additional available research and development credits.
Liquidity and Capital Resources
      Cash on hand as of October 1, 2005 totaled approximately $51.0 million and was primarily invested in a money market account. During fiscal year 2005, cash provided by operating activities was approximately $16.1 million versus $4.2 million in fiscal 2004. Depreciation and amortization totaled approximately $4.1 million for fiscal 2005. We expect depreciation and amortization to remain consistent over the next few quarters. The reductions in inventory and increases in accrued expenses were the primary sources of positive cash flow for the year ended October 1, 2005 compared to fiscal year 2004. Payments against accounts payable were the primary use of cash during the period.
      Accounts receivable increased approximately $0.4 million from fiscal year 2004, primarily as a result of an overall increase in net sales of $1.2 million from the quarter ended October 2, 2004. Days-sales-outstanding at October 1, 2005 was 61 days which was lower than the 64 days at October 2, 2004, primarily as a result of better collections. Our days sales outstanding typically approximate 60 days.
      Inventories decreased approximately $5.1 million from fiscal year 2004. Inventory of approximately $19.6 million as of October 1, 2005 represents 87 days of inventory on hand, a decrease from 117 days on hand at October 2, 2004. The levels of inventory fluctuate based on changes in expected production requirements and availability of raw materials. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to purchase larger amounts of inventory per order and hold it for longer periods of time. This would have the effect of increasing our days inventory on hand. We expect to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our cash balances and operating cash flows.
      Prepaid expenses decreased approximately $0.8 million from the end of fiscal 2004. This is primarily due to the receipt of income tax refunds from the filing of tax returns and the timing of prepayments.
      Accounts payable as of October 1, 2005 were approximately $4.2 million lower than at the end of fiscal 2004, primarily related to our payments for inventory purchased during the fourth quarter of 2004.
      Accrued expenses as of October 1, 2005 increased approximately $2.6 million from the end of fiscal 2004. Accrued salaries and benefits were approximately $1.0 million higher at October 1, 2005 compared to the end of fiscal 2004 due to higher vacation/sick balances, accrued compensation and the timing of payments. Other accrued expenses were approximately $1.4 million higher primarily due to the timing of income tax payments. Deferred revenue at October 1, 2005 was approximately $1.8 million, and consisted of approximately $1.7 million of advance payments from customers and approximately $0.1 million of revenue relating to inventory held at a reseller.
      Purchases of property, plant and equipment during the year ended October 1, 2005 totaled approximately $4.4 million, with $0.9 million remaining in accounts payable at year-end. During this period, the purchases included $3.8 million for our microelectronic manufacturing facilities, primarily for production equipment and tenant improvements, and $0.6 million for our display and interface manufacturing facilities.
      In connection with our decision to consolidate our Phoenix locations, we entered into a new ten-year operating lease for the expanded headquarters/microelectronics building. We expect to incur approximately $4.0 million in capital expenditures for tenant improvements. As of the end of the year, we had incurred approximately $2.7 million in improvements, with the remainder to be purchased over the next two quarters. We have also put the IDS land and building in Phoenix on the market. We expect proceeds from the sale of the land and building to exceed our net book value of approximately $2.0 million as of October 1, 2005; however, we do not expect any ultimate gain or loss to have a material impact on our consolidated results of operations. We expect to fund these improvements and additional purchases from our cash balances and operating cash flows.
      We maintain a pension plan for eligible union employees at our Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. Mainly because of a lower discount rate used to value expected future benefit obligations, the pension plan is currently under funded by approximately $0.6 million. See Note 12 to the consolidated financial statements for additional information. We expect to fund our pension obligation through expected returns on plan assets and Company contributions to the plan over the next several years. Actual contributions will be dependent on the actual investment returns during that period. During fiscal 2005, we contributed $80,000 to the plan. We believe that funding the plan over the next several years will not significantly impact our liquidity.
      An additional $0.4 million of cash was received pursuant to common stock options exercised and shares purchased through our employee stock purchase plan throughout fiscal year 2005.
      We have a $12.0 million revolving line of credit with Bank One. Borrowings under the line of credit bear interest at the lower of either the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the Bank One “prime rate”. The line of credit was renewed on March 19, 2004 for an additional two years, at similar terms and conditions as the previous credit facility, and now expires March 28, 2006. We are in compliance with all debt covenant requirements contained in our line of credit agreement. As of October 1, 2005, there were no borrowings against the line of credit and we have not borrowed against the line of credit since April 2003.
      We believe that our existing sources of liquidity, including expected cash flows from operating activities, existing cash balances, existing credit facilities and other financing sources, will satisfy our cash requirements for at least the next twelve months.
Contractual Obligations
      We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Payments Due by Period as of October 1, 2005

		Less Than			After
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years

	(In thousands)
Operating leases	$11,366	$1,507	$2,962	$2,498	$4,399
Pension funding(1)	—	—	—	—	—

Total Contractual Cash Obligations	$11,366	$1,507	$2,962	$2,498	$4,399

(1)	We are committed to meeting the annual minimum funding requirements relating to our pension plan, which covers approximately 37 employees at our Ft. Wayne facility. The Company cannot estimate expected minimum funding requirements at this time. The Company may also make contributions to the pension fund in excess of the minimum funding requirements during any year. See Note 12 to the Consolidated Financial Statements for additional information regarding the pension fund.
Contingencies
      On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors. The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint (the “Complaint”) was filed on or about February 14, 2005. The Complaint alleges, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, in violation of the federal securities laws. The Complaint seeks unspecified monetary damages. On April 15, 2005, defendants moved to dismiss the Complaint. Plaintiffs opposed defendants’ motions to dismiss. A hearing date on the motion to dismiss has not been scheduled. The Company believes plaintiffs’ claims are without merit and it intends to vigorously defend itself in the consolidated matter. Although the outcome of this litigation is uncertain, based on the Company’s current assessment of the merits of the Complaint and considering the amount of insurance the Company maintains covering claims of this nature, the Company does not believe the ultimate outcome of these matters will have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.
      On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company is also named as a nominal defendant in both actions. The complaints allege that between January 2003 and the date on which the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints allege claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment. The complaints sought unspecified damages, equitable relief, and restitution against the individual defendants. In October 2004, the Company moved to dismiss the complaints. On June 7, 2005, the Court dismissed the Dodt action and on June 15, 2005, the Court dismissed the Christ action. On July 7, 2005, the plaintiff in the Dodt action filed a Notice of Appeal. Under the current schedule, the plaintiff’s appellate brief must be filed with the Court of Appeals on January 9, 2006, and the defendants’ response must be filed on February 8, 2006. A hearing date has not been scheduled. The Company believes the claims made in the complaints are without merit and, in the event that the plaintiff’s appeal is successful, intends to vigorously defend these actions. Although the outcome of this litigation is uncertain, based on the Company’s current assessment of the merits of the complaints and considering the amount of insurance the Company maintains covering claims of this nature, the Company does not believe the ultimate outcome of these matters will have a material adverse effect on its consolidated results of operations, liquidity or financial condition.
      In addition, from time to time, the Company is subject to claims and litigation incident to its business. There are currently no such pending proceedings to which the Company is a party that the Company believes will have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.
Recent Accounting Pronouncements
      In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123R”), “Share-Based Payment.” SFAS No. 123R revises SFAS 123, “Accounting for Stock-Based Compensation” and requires companies to expense the estimated fair value of employee stock options and similar awards. On April 21, 2005, the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with SFAS No. 123R. The accounting provisions of SFAS No. 123R will now be effective for the Company’s first quarter of fiscal 2006. We plan to adopt SFAS No. 123R using the modified prospective application method as defined by SFAS No. 123R and accordingly will begin recognizing compensation expense in the first quarter of fiscal 2006. The implementation is expected to have an adverse effect on our consolidated results of operations in the future, although it is currently not expected to be material.
      In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123R-3 (“FAS 123R-3”), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FAS 123R-3 provides for a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Companies may elect either the guidance in SFAS No. 123R or this alternative transition method up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to make this one time election. We are currently evaluating FAS 123R-3.
      In December 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of abnormal. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The implementation of this Statement is not expected to have a material impact on our financial condition or results of operations.
      In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”) — “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 is currently being evaluated by us and is not expected to have a material impact on our financial condition or results of operations.

      In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring after the beginning of our fourth quarter of 2005. We are not currently contemplating any nonmonetary transactions that would be affected by this Statement.
      SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28” was issued in May 2005. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position or results of operations except to the extent that the statement requires retrospective application in circumstances that would previously have been effected in the period of the change under APB No. 20.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      As of October 1, 2005, we had no borrowings on our revolving line of credit with Bank One. Should we borrow against the line, interest charged on these borrowings would be at the lower of either the bank’s prime rate or LIBOR plus 1.5%. During fiscal 2005, the bank’s prime rate averaged 5.75% and was 7.00% as of October 1, 2005.
      We are subject to changes in the prime rate based on Federal Reserve actions and general market interest fluctuations. We are also subject to fluctuations in the LIBOR rate. As of October 1, 2005, the LIBOR rate was approximately 3.79%. Should we begin borrowing against the credit line, annual interest expense (at 7.00%) would be approximately $70,000 for every $1.0 million borrowed. A hypothetical increased rate change of 1% would increase interest expense by approximately $10,000 per $1.0 million borrowed on an annual basis. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations, liquidity or financial position.
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
      Evaluation of Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the fiscal year ended October 1, 2005, our disclosure controls and procedures are effective.
      Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(l) and 15d-15(f). Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the degree of compliance with internal control policies or procedures may deteriorate.
      Our management has undertaken an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 1, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the COSO framework, management has concluded that the Company’s internal control over financial reporting was effective as of October 1, 2005.
      PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 1, 2005 and the effectiveness of the Company’s internal control over financial reporting as of October 1, 2005, as stated in their report which appears in the “Report of Independent Registered Public Accounting Firm” on page 50 of this Form 10-K.

ITEM 9B	OTHER INFORMATION
      On December 12, 2005, the Compensation Committee of our Board of Directors increased the annual salary of our named executive officers as follows:

Name	Title	Salary

Roger A. Derse	Vice President, Chief Financial Officer, Secretary, Treasurer	$210,000
Dante V. Tarantine	Vice President, Sales & Marketing	$236,000
      Also, the Compensation Committee approved fiscal year 2005 discretionary cash bonus payments to executive officers in the following amounts set forth below opposite the name of such officer:

Name	Title	Bonus

Hamid R. Shokrgozar	President, Chief Executive Officer, Chairman of the Board	$150,000
Roger A. Derse	Vice President, Chief Financial Officer, Secretary, Treasurer	$45,000
Dante V. Tarantine	Vice President, Sales & Marketing	$50,000
      Bonuses were awarded in accordance with the policy established by the Board of Directors and the Compensation Committee. Base salaries and participation in cash bonus plans may be adjusted from time to time as determined by the Compensation Committee of the Board of Directors.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this Item for our directors is set forth in our Proxy Statement (which will be filed with the Securities Exchange Commission no later than 120 days following our 2005 fiscal year-end) relating to our annual meeting of shareholders to be held on March 24, 2006 (the “2006 Proxy Statement”), under the heading “Election of Directors” and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by this reference as if set forth in full.
      The information required by this Item for our executive officers is set forth under Part I, Item 1, of this Annual Report on Form 10-K, under the subheading “Our Executive Officers”.
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
      The information required by this Item is set forth in the 2006 Proxy Statement under the heading “Executive Compensation” and is incorporated herein by this reference as if set forth in full. The information set forth under the headings “Report of the Compensation Committee” and “Stock Price Performance Graph” contained in the 2006 Proxy Statement are not incorporated herein by this reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by Item 403 of Regulation S-K under this Item is set forth in the 2006 Proxy Statement under the heading “Principal Shareholders” and under the heading “Security Ownership by Management” and is incorporated herein by reference as if set forth in full.

Equity Compensation Plan Information
      The following table provides information as of October 1, 2005, with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

	Number of Securities
	to be Issued	Weighted Average
	Upon Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants, and Rights	for Future Issuance

Equity compensation plans approved by security holders(1)	1,382,709	$4.34	1,054,162

Equity compensation plans not approved by security holders(2)	994,328	$4.90	112,577

Total	2,377,037	$4.57	1,166,739

(1)	Equity compensation plans approved by security holders include the 1994 Flexible Stock Plan, as amended, the 2001 Director Stock Plan, and the Amendment to Company’s Stock Option Plan for Non-Employee Directors.

(2)	Equity Compensation Plans not approved by security holders include the following plans:

Shokrgozar Plan — During fiscal 2000, the Company’s Board of Directors approved an independent grant to Mr. Shokrgozar for a nonqualified stock option to purchase up to 125,000 shares of common stock at an exercise price of $2.75 per share, vesting over four years. At October 1, 2005, 125,000 shares from this independent option right were still under option.

2000 Broad Based Non-qualified Stock Plan — During fiscal 2001, the Company’s Board of Directors approved the 2000 Broad Based Non-qualified Stock Plan, which provides for the issuance of options to purchase shares of Common Stock at an exercise price equal to the fair market value at the date of grant. As of October 1, 2005, 112,577 shares were available for grant and 650,132 granted options were unexercised.

IDS Plan — The Company assumed the IDS Stock Option Plan and 169,000 warrants with the acquisition of IDS in January, 2003. As of October 1, 2005, 50,346 granted options were unexercised and no shares were available for grant, and all of the warrants were unexercised.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item is set forth in the 2006 Proxy Statement under the heading “Certain Relationships and Related Transactions” and under the heading “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by this reference as if set forth in full.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this Item is set forth in the 2006 Proxy Statement under the heading “Independent Registered Public Accounting Firm’s Fees and Services” and is incorporated herein by this reference as if set forth in full.
PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
(a)(2) Financial Statement Schedules
INDEX TO FINANCIAL STATEMENT SCHEDULES

Financial Schedule	Page

Schedule II Valuation and Qualifying Accounts and Reserves	79

(a)(3) Exhibits

2.1		Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)

2.2		Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4 filed on June 11, 1998, Registration No. 333-56565).

2.3		Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

2.4		Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp., and Interface Data Systems, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 24, 2003.

2.5		Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P. (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2001).

3.1		Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed December 24, 1998).

3.2		Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-3 filed June 2, 2003).

4.1		Shareholder Rights Agreement, effective December 6, 1996, (incorporated herein by reference to Exhibit 5 on Form 8-K, filed on December 19, 1996).

4.2		Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.1		Agreement to be Bound by Registration Rights Agreements, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4, filed on Jun 11, 1998, Registration No. 333-56565).

**10	.2	Agreement to be Bound by Severance Agreements and Employment Agreement, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

**10	.3	1994 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of Shareholders).

**10	.4	Amendment to Company’s 1994 Flexible Stock Plan, effective May 7, 2001 (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60544).

10.5		Revolving Credit and Term Loan Agreement by and between Bank One, Texas and White Electronic Designs Corporation, an Indiana Corporation, dated January 7, 2000. (Incorporated herein by reference to Exhibit 10.27 to the Company’s 10-Q for the quarter ended January 1, 2000).

10.6		First Amendment to Revolving Credit Agreement by and between Bank One effective as of June 3, 2000; Promissory Note effective June 3, 2000, Notice of Final Agreement effective June 3, 2000 (incorporated herein by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.7		Third Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 28, 2002 (incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2002).

10.8		Fourth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective January 13, 2003 (incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2003).

10.9		Fifth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 13, 2003 (incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2003).

**10	.10	White Electronic Designs Corporation 2001 Director Stock Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60536).

**10	.11	Amendment to Company’s Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60548).

**10	.12	White Electronic Designs Corporation 2000 Broad Based Employee Stock Option Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60542).

**10	.13	Executive Employment Agreement made as of December 14, 2004 between White Electronic Designs Corporation and Hamid R. Shokrgozar (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on December 16, 2004).

**10	.14	Non-Qualified Stock Option Agreement between White Electronic Designs Corporation and Hamid Shokrgozar dated November 10, 1999 (incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on December 23, 2002).

10.15		Industrial Real Estate Lease dated February 4, 1997 between Bowmar Instrument Corp., as tenant, and Allred Phoenix Properties, L.L.C., as landlord (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

10.16		Sixth Modification Agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 19, 2004 (incorporated here in by reference to Exhibit 10.1 on Form 10-Q, filed on May 14, 2004).

10.17		First Amendment to certain Industrial Real Estate Lease dated February 4, 1997 between White Electronic Designs Corporation (as successor — in — interest of Bowmar Instrument Corp.) and Gus Enterprises — XII, L.L.C. (as successor — in — interest of Allred Phoenix Properties, L.L.C.) dated November 5, 2004 (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on December 16, 2004).

*21	.1	Subsidiaries of White Electronic Designs Corporation.

*23	.1	Consent of PricewaterhouseCoopers LLP.

*31	.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	.1	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*32	.2	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management compensatory contract, plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

/s/ Roger A. Derse

Roger A. Derse
Chief Financial Officer, Secretary and Treasurer
Date: December 15, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

/s/ Hamid R. Shokrgozar

Hamid R. Shokrgozar
President, Chief Executive Officer
and Chairman of the Board
Date: December 15, 2005

/s/ Thomas M. Reahard

Thomas M. Reahard
Lead Director
Date: December 15, 2005

/s/ Jack A. Henry

Jack A. Henry
Director
Date: December 15, 2005

/s/ Paul D. Quadros

Paul D. Quadros
Director
Date: December 15, 2005

/s/ Edward A. White

Edward A. White
Vice Chairman of the Board of Directors
Date: December 15, 2005

/s/ Thomas J. Toy

Thomas J. Toy
Director
Date: December 15, 2005

/s/ Roger A. Derse

Roger A. Derse
Chief Financial Officer, Secretary and Treasurer
Date: December 15, 2005

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
White Electronic Designs Corporation:
      We have completed an integrated audit of White Electronic Designs Corporation’s October 1, 2005 consolidated financial statements and of its internal control over financial reporting as of October 1, 2005 and audits of its October 2, 2004 and September 27, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of White Electronic Designs Corporation and its subsidiaries at October 1, 2005 and October 2, 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of October 1, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/PricewaterhouseCoopers LLP
Phoenix, Arizona
December 15, 2005

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	October 1,	October 2,
	2005	2004

	(In thousands of dollars,
	except share data)
ASSETS
Current Assets
Cash and cash equivalents	$51,008	$38,030
Accounts receivable, less allowance for doubtful accounts of $250 and $560	19,457	19,039
Inventories, net	19,609	24,744
Prepaid expenses and other current assets	825	1,584
Deferred income taxes	4,508	4,652

Total Current Assets	95,407	88,049
Property, plant and equipment, net	14,952	13,975
Goodwill	5,670	17,105
Intangible assets, net	5,121	5,643
Other assets, net	118	128

Total Assets	$121,268	$124,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,712	$9,070
Accrued salaries and benefits	2,356	1,396
Other accrued expenses	3,701	2,258
Deferred revenue	1,797	1,646

Total Current Liabilities	13,566	14,370
Accrued long-term pension liability	547	522
Deferred income taxes	1,725	1,175
Other long-term liabilities	1,210	1,618

Total Liabilities	17,048	17,685

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 24,479,276 and 24,335,310 shares issued	2,448	2,433
Treasury stock, 44,442 and 44,442 shares, at cost	(4)	(4)
Additional paid-in capital	90,829	90,347
Unearned compensation	—	(8)
Retained earnings	11,129	14,664
Accumulated other comprehensive loss	(182)	(217)

Total Shareholders’ Equity	104,220	107,215

Total Liabilities and Shareholders’ Equity	$121,268	$124,900

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended

	October 1,	October 2,	September 27,
	2005	2004	2003

	(In thousands of dollars, except share data and per
	share data)
Net sales	$117,031	$108,962	$113,534
Cost of sales	82,298	77,297	74,847

Gross profit	34,733	31,665	38,687

Operating expenses:
Selling, general and administrative	19,704	18,498	16,607
Research and development	5,634	6,036	6,015
Amortization of intangible assets	606	641	1,106
Goodwill impairment	11,435	—	—

Total operating expenses	37,379	25,175	23,728

Operating income (loss)	(2,646)	6,490	14,959
Interest expense	—	2	88
Interest (income)	(1,138)	(454)	(250)

Income (loss) before income taxes	(1,508)	6,942	15,121
Provision for income taxes	2,027	2,135	4,971

Net income (loss)	$(3,535)	$4,807	$10,150

Earnings (loss) per share — basic	$(0.14)	$0.20	$0.48

Earnings (loss) per share — diluted	$(0.14)	$0.19	$0.44

Weighted average number of common shares and equivalents:
Basic	24,437,672	24,201,436	21,320,307

Diluted	24,437,672	25,001,906	22,920,209

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

						Retained	Accumulated
				Additional		Earnings	Other	Total
	Common	Common	Treasury	Paid-in	Unearned	(Accumulated	Comprehensive	Shareholders’
	Shares	Stock	Stock	Capital	Compensation	Deficit)	Loss	Equity

	(In thousands of dollars, except share data)
Balance, September 28, 2002	20,091,542	$2,009	$(4)	$53,313	$—	$(293)	$(255)	$54,770
Net income						10,150		10,150
Minimum pension liability							(71)	(71)

Comprehensive income								10,079

Stock options exercised	964,963	96		2,127				2,223
Common stock issued in public offering	2,402,874	240		21,718				21,958
Common stock issued through employee stock purchase plan	30,210	3		193				196
Common stock issued for IDS acquisition	577,595	58		4,557				4,615
Options and warrants issued for IDS acquisition				4,457	(51)			4,406
Stock compensation earned during the year					17			17
Tax benefits related to exercise of stock options				2,764				2,764

Balance, September 27, 2003	24,067,184	2,406	(4)	89,129	(34)	9,857	(326)	101,028
Net income						4,807		4,807
Minimum pension liability							109	109

Comprehensive income								4,916

Stock options exercised	220,956	22		575				597
Common stock issued through employee stock purchase plan	47,170	5		264				269
Stock compensation earned during the year					26			26
Tax benefits related to exercise of stock options				379				379

Balance, October 2, 2004	24,335,310	2,433	(4)	90,347	(8)	14,664	(217)	107,215
Net loss						(3,535)		(3,535)
Minimum pension liability							35	35

Comprehensive loss								(3,500)

Stock options exercised	119,752	12		288				300
Common stock issued through employee stock purchase plan	24,214	3		104				107
Stock compensation earned during the year					8			8
Tax benefits related to exercise of stock options				90				90

Balance, October 1, 2005	24,479,276	$2,448	$(4)	$90,829	$—	$11,129	$(182)	$104,220

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended

	October 1,	October 2,	September 27,
	2005	2004	2003

	(In thousands of dollars)
OPERATING ACTIVITIES:
Net income (loss)	$(3,535)	$4,807	$10,150
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,067	4,416	4,846
Amortization of premium on marketable securities	—	80	—
Goodwill impairment	11,435	—	—
Premium on marketable securities	—	(120)	—
Deferred income tax expense	670	1,188	32
Tax benefits related to exercise of stock options	90	379	2,764
(Gain) loss on sale of property, plant, and equipment	(41)	264	52
Net changes in balance sheet accounts:
Accounts receivable, net	(418)	650	(1,607)
Inventories	5,135	(6,026)	(43)
Prepaid expenses	759	143	(1,073)
Other assets	10	(40)	794
Accounts payable	(4,239)	996	1,026
Other accrued expenses	2,554	(3,494)	1,042
Other long-term liabilities	(407)	924	(8)

Net cash provided by operating activities	16,080	4,167	17,975

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(3,509)	(2,299)	(3,862)
Purchase of marketable securities	—	—	(5,080)
Proceeds from maturity of marketable security	—	5,120	—
Cash payments for acquisition, net of cash acquired	—	—	(8,391)

Net cash provided by (used for) investing activities	(3,509)	2,821	(17,333)

FINANCING ACTIVITIES:
Borrowings on line of credit	—	—	6,128
Repayments on line of credit	—	—	(6,128)
Borrowings of long-term debt	—	—	6,000
Repayments of long-term debt	—	—	(12,940)
Common stock issued for exercise of options	300	598	2,223
Common stock issued in public offering	—	—	21,958
Common stock issued through employee purchase plan	107	268	196

Net cash provided by financing activities	407	866	17,437

Net change in cash	12,978	7,854	18,079
Cash at beginning of year	38,030	30,176	12,097

Cash at end of year	$51,008	$38,030	$30,176

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$2	$88
Cash paid for income taxes	$1,653	$167	$3,911
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property, plant and equipment in accounts payable	$881	$—	$—
Common stock issued for acquisition	$—	$—	$4,615
Options and warrants issued for acquisition	$—	$—	$4,457
The accompanying notes are an integral part of these financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
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
      d. Accounts Receivable
      Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts to cover potential credit losses relating to its trade accounts receivable. The allowance is based on the Company’s historical collection experience as well as an analysis of specific past due accounts. Write-offs against the allowance totaled approximately $274,000 in fiscal 2005, $170,000 in fiscal 2004 and $145,000 in fiscal 2003.
      e. Inventories
      Inventories are valued at the lower of cost or market with cost determined using the average or standard cost methods, with standard costs approximating actual costs.
      f. Property, Plant and Equipment
      Property, plant and equipment are stated at cost. Depreciation is determined on a straight-line basis over the estimated useful lives ranging from 5 to 20 years for buildings and improvements and 3 to 7 years for machinery and equipment. Leasehold improvements are amortized over the lives of the leases or estimated useful lives of the assets, whichever is shorter. When assets are sold or otherwise retired, the cost and accumulated depreciation are removed from the books and the resulting gain or loss is included in operating results. The Company periodically evaluates the carrying value of its property, plant, and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, based upon the estimated cash flows to be generated by the related assets. The Company has never had a write-down of property, plant and equipment.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      g. Goodwill and Other Intangible Assets
      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets”, and was effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested annually for impairment (and in interim periods if events or circumstances indicate that the related carrying amount may be impaired). SFAS 142 also requires that reporting units be identified for purposes of assessing potential impairments and eliminated the forty-year limitation on the amortization period of intangible assets that have finite lives.
      SFAS 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, which is used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
      As of October 2, 2004 and September 27, 2003 the Company completed the first step impairment tests for the goodwill relating to its acquisition of Panelview, Inc. (“Panelview”) and the reporting units resulting from the acquisition of Interface Data Systems, Inc. (“IDS”). The fair value of each of the reporting units exceeded the related carrying value and, therefore, impairments of the related goodwill were not indicated.
      As of October 1, 2005, the Company completed the first step impairment tests for the goodwill relating to Panelview and the IDS reporting units. The fair value of Panelview and the Phoenix-based IDS reporting units did not exceed the related carrying value. The implied fair value of the goodwill was determined and an impairment charge of $11.4 million was recognized for the excess of the carrying amount over the fair value amount in the fourth quarter of fiscal 2005. See Note 6 of the Notes to the Consolidated Financial Statements for further discussion.
      Goodwill recorded was $5.7 million and $17.1 million at October 1, 2005 and October 2, 2004, respectively. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years.
      h. Product Warranties
      Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. The Company establishes a reserve for warranty obligations based on its historical warranty experience.
      i. Revenue Recognition
      The Company sells its microelectronic and display products primarily to military prime contractors and commercial original equipment manufacturers. A small portion of the Company’s products are also sold through distributors or resellers. The Company recognizes revenue on product sales when persuasive evidence of an arrangement with the customer exists, title to the product has passed to the customer which usually

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
occurs at time of shipment, the sales price is fixed or determinable, and collectibility of the related billing is reasonably assured. Advance payments from customers are deferred and recognized when the related products are shipped. Revenue relating to products sold to distributors or resellers who either have return rights or where the Company has a history of accepting product returns are deferred and recognized when the distributor or reseller sells the product to the end customer. The Company also provides limited design services pursuant to related customer purchase orders and recognizes the associated revenue generally as such services are performed, however, it may be deferred until certain elements are completed.
      The Company may from time to time enter into certain arrangements that contain multiple elements such as performing limited design services accompanied with follow-on manufacturing of related products. The Company allocates revenue to the elements based on relative fair value and recognizes revenue for each element when there is evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonable assured. Arrangements with multiple elements that are not considered separate units of accounting require deferral of revenue until certain other elements have been delivered or the services have been performed. The Company’s contracts with military prime contractors provide that they may be terminated at the convenience of the U.S. Government. Upon such termination, the Company is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs incurred and allocable to the contract and an allowance for profit on the allowable costs incurred or adjustment for loss if completion of performance would have resulted in a loss.
      j. Shipping Costs
      Shipping costs include charges associated with delivery of goods from the Company’s facilities to its customers and are reflected in costs of goods sold. Shipping costs paid to the Company by our customers are classified as revenue.
      k. Research and Development
      Research and development costs are expensed as incurred.
      l. Income Taxes
      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carry forwards.
      m. Fair Value of Financial Instruments
      The Company values financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the relatively short maturity of these items.
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
      o. Earnings (Loss) per Share
      Basic earnings (loss) per share are computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
earnings (loss) per share are similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued if the increase results in dilution.
      A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is as follows:

	2005

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Loss per share-basic
Net Loss	$(3,535,000)	24,437,672	$(0.14)

Loss available to common stockholders	(3,535,000)	24,437,672	(0.14)
Effects of Dilutive Securities
Stock options		—	—

Loss per share-diluted
Loss available to common stockholders	$(3,535,000)	24,437,672	$(0.14)

      The effect of common stock equivalents is not included in diluted loss per share calculation as their inclusion would be anti-dilutive. Stock option shares of 511,591 would have been included in the diluted earnings per share calculation had the Company reported net income for the period. Options of 856,959, had exercise prices greater than the average share price for the period.

	2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Earnings per share-basic
Net Income	$4,807,000	24,201,436	$0.20

Earnings available to common stockholders	4,807,000	24,201,436	0.20
Effects of Dilutive Securities
Stock options		800,470	(0.01)

Earnings per share-diluted
Earnings available to common stockholders	$4,807,000	25,001,906	$0.19

      Options excluded from the calculation of diluted earnings per share were 333,000, as the exercise price of those options was greater than the average share price for the period.

	2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Earnings per share-basic
Net Income	$10,150,000	21,320,307	$0.48

Earnings available to common stockholders	10,150,000	21,320,307	0.48
Effects of Dilutive Securities
Stock options		1,599,902	(0.04)

Earnings per share-diluted
Earnings available to common stockholders	$10,150,000	22,920,209	$0.44

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Options excluded from the calculation of diluted earnings per share were 156,000, as the exercise price of those options was greater than the average share price for the period.
      p. Stock-Based Compensation
      The Company accounts for employee stock options relating to its common stock in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and provides the pro forma disclosures required by SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”).
      Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net income (loss) for fiscal years 2005, 2004, and 2003 would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

	2005	2004	2003

Net income (loss) — as reported	$(3,535)	$4,807	$10,150
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,525)	(730)	(988)

Net income (loss) — pro forma	$(5,060)	$4,077	$9,162

Earnings (loss) per share-basic as reported	$(0.14)	$0.20	$0.48

Earnings (loss) per share-basic pro forma	$(0.20)	$0.17	$0.43

Earnings (loss) per share-diluted as reported	$(0.14)	$0.19	$0.44

Earnings (loss) per share-diluted pro forma	$(0.20)	$0.16	$0.40

      The fair value of each option grant has been determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Employee Stock Options
Expected options term (years)	5.2	4.7	5.0
Risk free interest rate	4.13%	3.35%	2.98%
Volatility	68%	81%	92%

	2005	2004	2003

Employee Stock Purchase Plan
Expected options term (years)	0.5	0.5	0.5
Risk free interest rate	3.79%	1.79%	0.94%
Volatility	39%	58%	50%
      The weighted-average estimated fair value of employee stock options granted during fiscal years 2005, 2004 and 2003 was $6.11, $7.33, and $6.55 per share, respectively. The weighted-average estimated fair value of the discount on the shares sold under the Employee Stock Purchase Plan during fiscal years 2005, 2004 and 2003 was $0.80, $1.05 and $1.14, respectively.
      q. Newly Issued Accounting Standards
      In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123R”), “Share-Based Payment.” SFAS No. 123R revises SFAS 123, “Accounting for Stock-Based Compensation” and requires companies to expense the estimated fair value of employee stock options and similar awards. On April 21, 2005, the

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with SFAS No. 123R. The accounting provisions of SFAS No. 123R will now be effective for the Company’s first quarter of fiscal 2006. The Company plans to adopt SFAS No. 123R using the modified prospective application method as defined by SFAS No. 123R and accordingly will begin recognizing compensation expense in the first quarter of fiscal 2006. The implementation is expected to have an adverse effect on the Company’s consolidated results of operations in the future, although it is currently not expected to be material.
      In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FAS 123R-3”). FAS 123R-3 provides for a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Companies may elect either the guidance in SFAS No. 123R or this alternative transition method up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to make this one time election. FAS 123R-3 is currently being evaluated by the Company.
      In December 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of abnormal. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The implementation of this Statement is currently not expected to have a material impact on the Company’s financial condition or results of operations.
      In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”) — “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 is currently being evaluated by the Company and is not expected to have a material impact on the Company’s financial condition or results of operations.
      In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring after the beginning of the Company’s fourth quarter of 2005. The Company is not currently contemplating any nonmonetary transactions that would be affected by this Statement.
      SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principals Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28” was issued in May 2005. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its financial position or results of operations except to the extent that the statement requires retrospective application in circumstances that would previously have been effected in the period of the change under APB No. 20.

3.	ACQUISITIONS
      On January 22, 2003, the Company acquired the outstanding stock of Interface Data Systems, Inc. (“IDS”), a privately held corporation headquartered in Phoenix, Arizona. IDS designs and manufactures membrane keypads, silver flexible circuits, graphic overlays, sensors, electro-luminescent lamps, control panels, keypad/controller assemblies, and handheld and desktop electronic devices for original equipment manufacturers. IDS sells to the home appliance, consumer electronics, industrial process controls, medical and communications markets. IDS has manufacturing facilities in Phoenix, Arizona and Columbus, Ohio and has strategic manufacturing alliances in China, Mexico and Taiwan. The acquisition of IDS expanded the Company’s product offerings and allows the Company to provide system and subsystem level solutions to its customers.
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
      The purchase price of the IDS acquisition was approximately $18.6 million, which included a cash payment of $9.0 million; 577,595 shares of the Company’s common stock valued at $4.6 million; the assumption of certain IDS employee stock options and warrants with a value of $4.5 million; and $0.5 million of acquisition costs. The Company issued approximately 469,000 options and 169,000 warrants to purchase its common stock in exchange for IDS options and warrants that were outstanding at the date of the acquisition. Approximately 38,000 of the options were unvested at the date of the acquisition and the related unearned compensation of approximately $51,000 was recognized over the remaining vesting period.
      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The Company used independent appraisers to assist in the determination of certain of these fair values (in thousands of dollars):

Current assets	$7,909
Property, plant and equipment	5,121
Intangible assets	7,100
Goodwill	10,507
Other	764

Total assets acquired	31,401

Current liabilities	4,012
Long-term debt	5,980
Deferred income taxes	3,387

Total liabilities assumed	13,379

Net assets acquired	$18,022

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The breakdown of acquired goodwill and intangible assets by business segment at the time of acquisition was as follows (in thousands of dollars):

	Amortization		Micro-
Asset	Period	Display	Electronics	Total

	(In years)
Goodwill		$1,953	$8,554	$10,507

Intangible assets:
Non-compete agreements	2.5	200	200	400
Contracted backlog	0.67	194	406	600
Existing technology	10	1,319	681	2,000
Customer relationships	15	2,704	1,396	4,100

		$4,417	$2,683	$7,100

      The following unaudited pro forma statement of operations information gives effect to the IDS acquisition as if it had occurred at the beginning of fiscal 2003. The pro forma information is included only for purposes of illustration, and does not necessarily indicate what the Company’s operating results would have been had the acquisition of IDS been completed on the date indicated.

Year Ended
September 27, 2003

(In thousands of
dollars except
share data)
Net sales	$120,767
Net income	$9,722
Earnings per share-basic	$0.45
Earnings per share-diluted	$0.42
      On January 29, 2001, the Company acquired Panelview, Inc., a manufacturer of display products located in Oregon. Panelview provides optical enhancements to display products sold to the transportation, medical and instrumentation markets. Panelview’s operating results have been included in the financial statements from the date of the acquisition.
      The purchase price of the Panelview acquisition was approximately $9.1 million and included 905,000 shares of common stock, and $142,000 of direct acquisition costs. In addition, the former shareholders of Panelview had the potential to earn up to an additional $1.0 million of the Company’s common stock if certain revenue and operating contribution targets were met over the twelve-month period from February 2001 through January 2002. The Company issued 19,687 additional shares of its common stock valued at $128,000 on March 7, 2002 in connection with these provisions of the purchase agreement.

4.	FACILITIES CLOSURE
      In October 2004, the Company announced that it would be closing the Flower Street building in Phoenix, Arizona (acquired as part of the IDS acquisition) and relocating employees and the machinery and equipment to the Company’s leased facility in the headquarters building. In November 2004 the Company entered into an amendment of its headquarters lease to add another 31,000 square feet of space in this facility which will be improved to accommodate the additional manufacturing being relocated. The amended headquarters lease covers up to approximately 74,000 square feet. The lease term will expire in July 2015 and is subject to two five-year renewal options. The Company does not expect moving and rearrangement costs to be significant and expects to incur approximately $4.0 million in capital expenditures for the leasehold improvements, of which

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $2.7 million was incurred as of October 1, 2005. The Company intends to sell the Flower Street land and building and expects proceeds from the sale to exceed the net book value; however, the Company does not expect any ultimate gain or loss to have a material impact on its consolidated results of operations. The consolidation is expected to be completed in the second quarter of fiscal 2006.
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
      Employee severance expense of approximately $462,000 was recorded during 2003. The Company also recorded approximately $137,000 during 2003 related to the remaining building lease expense, which has expired.

5.	INVENTORIES
      Inventories consist of the following (in thousands of dollars):

	October 1,	October 2,
	2005	2004

Gross inventories:
Raw materials	$12,933	$17,059
Work-in-process	6,603	7,583
Finished goods	3,354	4,451

Total gross inventories	22,890	29,093
Less reserve for excess and obsolete inventories	(3,281)	(4,349)

Total net inventories	$19,609	$24,744

      Raw materials include approximately $1.3 million and $1.4 million at year end 2005 and 2004, respectively, for which the Company has received advance payment from the customer.

6.	GOODWILL AND INTANGIBLE ASSETS
      Changes in the carrying amount of goodwill for the years ended October 1, 2005 and October 2, 2004 are as follows (in thousands of dollars):

	Microelectronic	Display
	Segment	Segment	Total

Balance as of September 27, 2003	$8,571	$8,469	$17,040
Purchase price adjustment	65	—	65

Balance as of October 2, 2004	8,636	8,469	17,105
Goodwill impairment	(7,144)	(4,291)	(11,435)

Balance as of October 1, 2005	$1,492	$4,178	$5,670

      In performing the annual goodwill impairment test in the fourth quarter of fiscal 2005, the Company found indicators of impairment related to the commercial microelectronics reporting units in Phoenix and the display reporting unit in Oregon. Most of the commercial microelectronics businesses in Phoenix were

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchased as part of the IDS acquisition in January 2003 and the display business in Oregon was purchased in January 2001. Based on the current and forecasted competitive market conditions, the Company has lowered earnings and cash flow projections for these divisions and expects them to grow more slowly than had previously been projected. In the commercial microelectronics businesses, revenue and profitability did not meet management’s expectations in fiscal 2005 primarily due to (1) the market softness of the raw material associated with Dynamic Random Access Memory components which caused a lower average selling price and margin from sales of related products in fiscal 2005; (2) lower than expected orders from one of the division’s key customers that experienced a slower than expected growth and market acceptance of its next generation enterprise server systems in fiscal 2005; and (3) the lower than expected sales to a customer that serves the hotel industry because the 2005 hurricanes delayed shipments of that customer’s entertainment video systems which affected the Company’s product shipment flow to them with the possibility of further delays in the rollout of these products in fiscal 2006. In the display business in Oregon, the Company changed its business strategy to pursue markets such as transportation, mobile PC, medical and industrial markets to focus on higher margin products. Accordingly, the Company must replace the $9.3 million of fiscal year 2005 revenues from NCR Corporation that generated margins lower than management’s expectations, despite higher volume business. The Company is dedicating fiscal year 2006 to the development of further enhancement to its Max-Vutm process technology and plans to introduce new display products related to this technology. The Company’s current projections reflect the risk associated with the costs of the start-up product development, the risk of technology transfer to China and the acceptance of this higher end technology in the marketplace.
      Accordingly, in the fourth quarter of fiscal 2005, the Company wrote down $8.5 million of the $10.2 million of unamortized IDS acquisition goodwill related to the commercial microelectronics reporting units of which $7.1 million of the write-down is in the microelectronics segment and $1.4 million is in the display segment. In addition, the Company wrote down $2.9 million of the $6.5 million of unamortized goodwill related to the Panelview reporting unit in the display segment in the fourth quarter of fiscal 2005. The fair value of these reporting units was estimated using standard valuation techniques weighted 75% to a discounted cash flow method, 20% to a market multiples method and 5% to a transaction or cost method.
      The Company’s acquired intangible assets, all of which are subject to amortization, consist of the following as of October 1, 2005 and October 2, 2004 (in thousands of dollars):

	Gross	Accumulated	Net
Intangible Assets	Amount	Amortization	Amount

October 1, 2005
Customer relationships	$4,100	$(729)	$3,371
Existing technology	2,427	(960)	1,467
Other	1,283	(1,000)	283

Total intangible assets	$7,810	$(2,689)	$5,121

October 2, 2004
Customer relationships	$4,100	$(456)	$3,644
Existing technology	2,427	(760)	1,667
Other	1,199	(867)	332

Total intangible assets	$7,726	$(2,083)	$5,643

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Changes in the carrying amount of acquired intangible assets during fiscal 2005 and 2004 are as follows (in thousands of dollars):

	October 1,	October 2,
	2005	2004

Balance at beginning of year	$5,643	$6,310
Change in intangible pension asset	84	(26)
Amortization	(606)	(641)

Balance at end of year	$5,121	$5,643

Estimated Aggregate Amortization Expense
for the Next Five Fiscal Years (in thousands):

2006	$473
2007	473
2008	473
2009	473
2010	473
Thereafter	2,473

$4,838

7.	PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment consist of the following (in thousands of dollars):

	October 1,	October 2,
	2005	2004

Land	$697	$697
Buildings and improvements	3,738	3,922
Machinery and equipment	16,129	15,774
Furniture and fixtures	3,432	3,227
Leasehold improvements	2,225	2,224
Construction in progress	3,020	60

Total, at cost	29,241	25,904
Less accumulated depreciation and amortization	(14,289)	(11,929)

Net property, plant and equipment	$14,952	$13,975

      Depreciation expense was $3.5 million, $3.7 million and $3.7 million for fiscal years 2005, 2004 and 2003, respectively. The net book value of the land and building related to the Flower location that is expected to be sold is approximately $2.0 million.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	OTHER ACCRUED EXPENSES
      Accrued expenses consist of the following (in thousands of dollars):

	October 1,	October 2,
	2005	2004

Sales commissions	$914	$895
Income taxes	1,308	—
Warranty	622	640
Other accruals	857	723

Total accrued expenses	$3,701	$2,258

      The following table summarizes activity in the warranty reserve for the year ended October 1, 2005 and October 2, 2004 (in thousands of dollars):

Warranty reserve, September 27, 2003	$783
Reduction of provision for warranty claims	(126)
Warranty claims charged against the reserve	(17)

Warranty reserve, October 2, 2004	640
Provision for warranty claims	914
Warranty claims charged against the reserve	(932)

Warranty reserve, October 1, 2005	$622

9.	LINE OF CREDIT
      The Company has a $12.0 million line of credit with Bank One that was renewed on March 19, 2004 for an additional two years, at similar terms and conditions as the previous credit facility and now expires March 28, 2006. Borrowings against the line are limited to eligible accounts receivable and inventories and bear interest at the lower of the Bank One “prime rate” or LIBOR plus 1.5%. A commitment fee of 0.25% is charged on the unused portion of the line. At October 1, 2005, there were no borrowings outstanding against the line of credit and we have not borrowed against the line of credit since April 2003. The agreement requires the Company to maintain compliance with certain financial covenants and the Company is in compliance with these covenants at October 1, 2005.
      The weighted average interest rate on the Company’s borrowings for fiscal 2003 was approximately 4.25%.

10.	PUBLIC OFFERING OF COMMON STOCK
      In July 2003, the Company completed a public offering of its common stock which resulted in net proceeds (after deducting underwriting discounts and commissions and offering expenses) of approximately $22.0 million. The Company initially sold 2,200,000 common shares on July 8, 2003 and an additional 202,874 shares on August 1, 2003, following the exercise by the underwriters of an over-allotment option. Two selling shareholders also participated in the offering and sold 2,772,126 shares of common stock held by them. The Company did not receive any proceeds from the sale of the selling shareholders’ shares. In July 2003, the Company used a portion of the proceeds from the offering to repay all outstanding amounts owing under its term loan.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	INCOME TAXES
      The provision for income taxes consists of the following (in thousands of dollars):

	2005	2004	2003

Current
Federal	$1,066	$803	$4,252
State	291	144	845

Total current	1,357	947	5,097

Deferred
Federal	818	1,190	(62)
State	(148)	(2)	(64)

Total deferred	670	1,188	(126)

Income tax provision	$2,027	$2,135	$4,971

      A reconciliation of the income tax provision calculated at the U.S. federal statutory tax rate of 34% to the actual tax provision is as follows (in thousands of dollars):

	2005	2004	2003

Income tax expense (benefit) provision at statutory rate	$(513)	$2,361	$5,141
State taxes, net of federal benefit	(56)	257	559
Federal and state credits	(816)	(415)	(376)
Extraterritorial income exclusion	(139)	(30)	(377)
Non-deductible goodwill impairment	4,311	—	—
Adjustments related to prior year accruals	(786)	—	—
Other	26	(38)	24

Income tax provision	$2,027	$2,135	$4,971

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax effect of loss carry forwards, tax credit carry forwards and temporary differences between financial and tax reporting give rise to the deferred income tax assets and liabilities. Such deferred income tax assets and liabilities consisted of the following (in thousands of dollars):

	October 1,	October 2,
	2005	2004

Deferred tax assets:
Tax credits	$200	$1,070
Allowance for doubtful accounts	98	220
Inventories	2,902	3,146
Deferred revenue	703	566
Accrued expenses and other liabilities	550	305
Pension	82	107
Net operating loss carry forwards	1,359	1,836

Deferred tax assets	5,894	7,250

Deferred tax liabilities:
Property, plant, and equipment	(1,029)	(1,510)
Intangible assets	(1,908)	(2,146)
Other	(174)	(117)

Deferred tax liabilities	(3,111)	(3,773)

Net deferred tax asset	$2,783	$3,477

      As of October 1, 2005, the Company had federal net operating loss carry forwards of approximately $4.0 million, which expire at various dates through 2018. There were state tax credit carry forwards of approximately $0.2 million as of October 1, 2005, which expire at various dates through 2020.
      Ownership changes, as defined in Internal Revenue Code Section 382, have limited the amount of net operating loss carry forwards that can be utilized by the Company annually to offset future taxable income and liability.
      During the fourth quarter of fiscal 2005, the Internal Revenue Service completed its examination of our federal income tax returns for the fiscal years ended September 28, 2002 and September 27, 2003. Based on the results of the examination, we have decreased our tax liabilities by approximately $0.8 million and decreased income tax expense by a corresponding amount.
      On October 11, 2004, Congress passed the American Jobs Creation Act of 2004 (the “Act”), which will eliminate the extraterritorial income exclusion, and will provide a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities, referred to as the manufacturer deduction. The extraterritorial income exclusion will be phased out through 2006, and the manufacturer deduction will be phased in through 2010. The Company does not believe the Act will have a significant impact on its effective rate in 2006.

12.	BENEFIT PLANS

Defined Benefit Plan
      The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. Benefits are based primarily on a benefits multiplier and years of service. The Company funds an amount equal to the minimum funding required plus

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
additional amounts which may be approved by the Company from time to time. Contributions were $80,000 in 2005 and $0 in 2004.
      The expected long-term rate of return on plan assets is updated annually taking into consideration the related asset allocation, historical returns on the types of assets held in the plan, and the current economic environment. Based on these factors, the Company expects its plan assets to earn a long-term rate of return of 7.00%. Actual year-by-year returns can deviate substantially from the long-term expected return assumption. However, over time it is expected that the amount of over performance will equal the amount of under performance. Changes in the mix of plan assets could impact the amount of recorded pension income or expense, the funded status of the plan and the need for future cash contributions. The discount rate used to calculate the expected present value of future benefit obligations as of October 1, 2005 was 5.65%. The Company periodically reviews the plan asset mix, benchmark discount rate, expected rate of return and other actuarial assumptions and adjusts them as deemed necessary.

	October 1,	October 2,
	2005	2004

	(In thousands)
Defined Benefit Plan
Reconciliation of Projected Benefit Obligation
Benefit obligation beginning of year	$3,085	$3,087
Service cost	61	56
Interest cost	183	172
Benefits paid	(154)	(142)
Actuarial (gain) loss	188	(88)

Benefit obligation end of year	$3,363	$3,085

Reconciliation of Fair Value of Plan Assets
Plan assets at fair market value beginning of year	$2,610	$2,542
Actual return on plan assets	288	222
Employer contributions	80	—
Benefits paid	(154)	(142)
Expenses	(13)	(12)

Plan assets at fair market value end of year	$2,811	$2,610

Funded Status	$(552)	$(475)
Unrecognized prior service cost	283	199
Unrecognized actuarial loss	264	323

Net amount recognized	$(5)	$47

Amounts recognized in the consolidated balance sheet
Accrued benefit liability	$(552)	$(475)
Intangible assets	283	199
Accumulated other comprehensive loss	264	323

Net amount recognized	$(5)	$47

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004	2003

	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$87	$83	$82
Interest cost	183	172	175
Expected return on market-related plan assets	(177)	(172)	(136)
Amortization of prior service cost	39	27	35
Recognized actuarial loss	—	11	14

Net periodic benefit cost	$132	$121	$170

	2005	2004	2003

	(In thousands)
Additional Information
Increase (decrease) in minimum liability included in other comprehensive income	$(35)	$(109)	$71

      The Company’s weighted-average assumptions used to determine net periodic benefit cost for the years ended October 1, 2005 and October 2, 2004 are as follows:

	October 1,	October 2,
	2005	2004

Weighted-Average Assumptions
Discount Rate	5.65%	5.92%
Expected return on plan assets	7.00%	7.00%
      The expected long-term rate of return on pension assets is selected by taking into account the expected duration of the Projected Benefit Obligation (“PBO”) for the plan, and the asset mix of the plan. SFAS No. 87, “Employers’ Accounting for Pensions (“SFAS 87”), calls for the rate of return to be the rate to be earned over the period until the benefits represented by the current PBO are paid. The expected return on plan assets is based on the Company’s expectation of historical long-term average rates of return on the different asset classes held in the pension fund. This is reflective of the current and projected asset mix of the funds and considers the historical returns earned on our asset allocation and the duration of the plan liabilities. Thus, the Company has taken a historical approach to the development of the expected return on asset assumption. The Company believes that fundamental changes in the markets cannot be predicted over the long-term. Rather, historical returns, realized across numerous economic cycles, should be representative of the market return expectations applicable to the funding of a long-term benefit obligation.
      The Company’s pension plan weighted-average asset allocations at October 1, 2005 and October 2, 2004 are as follows (in thousands):

	2005	2004

Asset Category
Cash and cash equivalents	$102	$223
Fixed income mutual funds	1,109	1,018
Equity mutual funds	1,594	1,364
Other	6	5

Total	$2,811	$2,610

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In determining the asset allocation, our investment manager recognizes the Company’s desire for funding and expense stability, the long-term nature of the pension obligation and current and projected cash needs for retiree benefit payments. Based on the Company’s criteria, it determined the Company’s present target asset allocation to be approximately 40% – 60% in equity securities and 40% – 60% in debt securities. The pension fund is actively managed within the target asset allocation ranges.
      As of October 1, 2005 and October 2, 2004, the Company’s pension plan assets did not hold any direct investment in the Company’s common stock.
      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

Pension
Benefits

2006	$168
2007	182
2008	197
2009	195
2010	207
Years 2011-2015	1,275

401(k) Plan
      The Company has an Incentive Savings 401(k) Plan covering its non-union employees who have completed six months of service. During fiscal 2005, the Company matched employee contributions equal to 50% of the first 6% of the participants wage base. During fiscal 2005, 2004 and 2003, the Company made contributions to the plan of approximately $352,000, $293,000 and $271,000, respectively.

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
      The Company issued approximately 469,000 options and 169,000 warrants to purchase its common stock in connection with the IDS acquisition. The stock options had a weighted average exercise price of $2.32 per share and expire in 2012, while the warrants have a weighted average exercise price of $2.96 and expire December 31, 2006. Approximately 38,000 of the options were unvested at the time of the acquisition, and the related unearned compensation of approximately $51,000 was recognized over the remaining vesting period of two years.
      In September 2005, the Company accelerated the vesting of all stock options, excluding options granted to non-employee directors, to purchases shares of the Company’s stock, issued at an exercise price greater than $5.10. This resulted in the acceleration of 167,309 shares. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. The Company took this action to eliminate future compensation expense it would otherwise recognize in its income statement with respect to such options after the adoption of SFAS 123R becomes effective.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the Company’s stock option activity and related information is as follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Beginning balance outstanding	2,047,635	$4.43	2,215,382	$4.15	2,678,032	$3.67
Issued in IDS acquisition	—	—	—	—	469,277	$3.90
Granted	325,000	6.11	179,000	7.33	155,132	9.11
Canceled	(56,362)	7.55	(114,149)	7.05	(123,050)	7.16
Exercised	(108,086)	2.36	(232,598)	2.76	(964,009)	2.31

Ending balance outstanding	2,208,187	$4.70	2,047,635	$4.43	2,215,382	$4.15

Options exercisable at year end	2,070,690	$4.58	1,690,859	$3.92	1,598,233	$3.45

Shares available for future grant	1,166,739		1,441,711		1,511,839

Weighted average fair value of all options granted during the year		$6.11		$7.33		$6.55

      The following table summarizes additional information about the Company’s stock options outstanding as of October 1, 2005.

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Shares	Average	Average		Average
	Under	Exercise	Remaining	Exercisable	Exercise
	Option	Price	Contractual Life	Shares	Price

Range of exercise price:
$ 0.0000 - $ 1.6000	263,982	$1.13	3.1	263,982	$1.13
$ 1.6001 - $ 3.2000	485,852	$2.51	3.2	485,852	$2.51
$ 3.2001 - $ 4.8000	517,394	$3.83	5.7	517,394	$3.83
$ 4.8001 - $ 6.4000	217,952	$5.82	8.0	142,952	$6.17
$ 6.4001 - $ 8.0000	517,750	$6.98	7.6	465,252	$6.89
$ 8.0001 - $ 9.6000	102,132	$8.67	7.6	92,133	$8.67
$ 9.6001 - $11.2000	91,125	$10.60	5.1	91,125	$10.60
$11.2001 - $12.8000	12,000	$12.19	7.9	12,000	$12.19

	2,208,187			2,070,690

Stock Purchase Plans
      In February 2001, the Company’s Board of Directors adopted the White Electronic Designs Corporation 2000 Employee Stock Purchase Plan. This plan provided for the purchase by employees of up to 300,000 shares of common stock at 85% of the fair market value on the first or last day of the offering period (as defined in the plan), whichever is lower. This plan began July 1, 2001; however, it was terminated effective December 31, 2004. The final offering period was from July 1, 2004 through December 31, 2004. There were 24,214 shares issued under this plan in fiscal 2005, 47,170 shares issued under this plan in fiscal 2004, and 30,210 shares issued under this plan in fiscal year 2003.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	COMMITMENTS AND CONTINGENCIES
      The Company leases certain property and equipment under non-cancelable lease agreements some of which include renewal options of up to five years. Total rent expense for 2005, 2004, and 2003 was $1,789,000, $1,272,000 and $2,215,000, respectively. Future minimum annual fixed rentals required under non-cancelable operating leases having an original term of more than one year are $1,506,978 in 2006, $1,472,857 in 2007, $1,489,372 in 2008, $1,471,690 in 2009, and $1,026,490 in 2010.
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
      On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors. The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint (the “Complaint”) was filed on or about February 14, 2005. The Complaint alleges, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, in violation of the federal securities laws. The Complaint seeks unspecified monetary damages. On April 15, 2005, defendants moved to dismiss the Complaint. Plaintiffs opposed defendants’ motions to dismiss. A hearing date on the motion to dismiss has not been scheduled. The Company believes plaintiffs’ claims are without merit and it intends to vigorously defend itself in the consolidated matter. Although the outcome of this litigation is uncertain, based on the Company’s current assessment of the merits of the Complaint and considering the amount of insurance the Company maintains covering claims of this nature, the Company does not believe the ultimate outcome of these matters will have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.
      On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company is also named as a nominal defendant in both actions. The complaints allege that between January 2003 and the date on which the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints allege claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment. The complaints sought unspecified damages, equitable relief, and restitution against the individual defendants. In October 2004, the Company moved to dismiss the complaints. On June 7, 2005, the Court dismissed the Dodt action and on June 15, 2005, the Court dismissed the Christ action. On July 7, 2005, the plaintiff in the Dodt action filed a Notice of Appeal. Under the current schedule, the plaintiff’s appellate brief must be filed with the Court of Appeals on January 9, 2006, and the defendants’ response must be filed on February 8, 2006. A

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
hearing date has not been scheduled. The Company believes the claims made in the complaints are without merit and, in the event that the plaintiff’s appeal is successful, intends to vigorously defend these actions. Although the outcome of this litigation is uncertain, based on the Company’s current assessment of the merits of the complaints and considering the amount of insurance the Company maintains covering claims of this nature, the Company does not believe the ultimate outcome of these matters will have a material adverse effect on its consolidated results of operations, liquidity or financial condition.
      In addition, from time to time, the Company is subject to claims and litigation incident to its business. There are currently no such pending proceedings to which the Company is a party that the Company believes will have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.

15.	CONCENTRATIONS OF CREDIT RISK
      Our customers consist mainly of military prime contractors and commercial OEMs and contract manufacturers who work for them, in the United States, Europe and Asia. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. Our losses from bad debts totaled approximately $274,000 in fiscal 2005, $170,000 in fiscal 2004, and $145,000 in fiscal 2003. Sales to military customers accounted for approximately $49.3 million, or 42%, of our sales in fiscal 2005, as compared to approximately $48.1 million, or 44%, of our sales in fiscal 2004. Sales to our commercial customers accounted for approximately $67.8 million, or 58%, of our sales in fiscal 2005, as compared to $60.9 million, or 56%, of our sales in fiscal 2004.
      In fiscal 2005 On Command Corporation accounted for approximately $9.3 million, or 15%, of our microelectronic segment sales. NCR Corporation accounted for approximately $9.3 million or 18% of our display segment sales. No one customer accounted for 10% or more of total sales for fiscal year 2005 or 2004. In fiscal 2003 Garmin International, Inc. (“Garmin”), a display segment customer, accounted for 11% of our net sales. Foreign sales for fiscal 2005, 2004 and 2003, were approximately $20.7 million, $18.4 million and $27.9 million, respectively. Additional information concerning sales by geographic area can be found in Note 17.
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
      The Company has two business segments, each of which requires different design and manufacturing resources and generally serves customers in different markets. The microelectronic segment accounted for approximately 55% of total Company sales in fiscal 2005, while the display segment accounted for approximately 45% of total Company sales in fiscal 2005.
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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In fiscal 2005, NCR Corporation accounted for 18% of display segment sales. On Command Corporation accounted for 15% of microelectronic segment sales.
      In fiscal 2004, Whirlpool Corporation accounted for 12.0% of display segment sales. No one customer accounted for more than 10% of microelectronic net sales in fiscal 2004.
      In fiscal 2003, Garmin accounted for 25% of display segment net sales, while GE Medical accounted for approximately 15% of display segment net sales. Northrop Grumman accounted for approximately 10% of microelectronic net sales in fiscal 2003.
      A significant portion of the Company’s business activity in each segment is from contractors who have contracts with the United States Department of Defense.
      A significant portion of the Company’s sales were shipped to foreign customers. Export sales as a percent of total sales in fiscal 2005, 2004 and 2003 were 18%, 17% and 25%, respectively. A summary of net sales by geographic region is as follows (in thousands of dollars):

	2005	2004	2003

United States of America	$96,295	$90,529	$85,637
Europe and Middle East	10,412	11,360	11,931
Asia Pacific	8,076	4,765	15,760
Other	2,250	2,308	206

Total Sales	$117,033	$108,962	$113,534

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
OPERATIONS BY BUSINESS SEGMENTS

	2005	2004	2003

	(In thousands of dollars)
Net sales
Microelectronics	$64,083	$60,691	$61,433
Display	52,948	48,271	52,101

Total net sales	$117,031	$108,962	$113,534

Income (loss) before tax(1)
Microelectronics	$3,133	$8,477	$12,568
Display	(4,641)	(1,535)	2,553

Total income (loss) before tax	$(1,508)	$6,942	$15,121

Identifiable assets
Microelectronics	$38,780	$44,760	$43,902
Display	26,853	37,330	35,271
General corporate	55,635	42,810	40,633

Total identifiable assets	$121,268	$124,900	$119,806

Capital expenditures
Microelectronics	$3,822	$1,125	$2,533
Display	568	1,175	1,329

Total capital expenditures	$4,390	$2,300	$3,862

Depreciation and amortization expense
Microelectronics	$2,304	$2,467	$2,992
Display	1,763	1,949	1,854

Total depreciation and amortization expense	$4,067	$4,416	$4,846

(1)	Fiscal year 2005 reflects a non-cash goodwill impairment charge of approximately $7.1 million for the microelectronic segment and $4.3 million for the display segment in connection with the annual review of goodwill for impairment.

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2005

	Year	Oct 1(1)	Jul 2	Apr 2	Jan 1

	(In thousand of dollars, except per share data)
Net sales	$117,031	$29,976	$30,329	$27,860	$28,866
Gross profit	$34,733	$9,373	$9,170	$8,653	$7,537
Income (loss) before income taxes	$(1,508)	$(8,164)	$2,747	$2,212	$1,697
Net income (loss)	$(3,535)	$(8,321)	$2,070	$1,506	$1,210
Earnings (loss) per share-basic	$(0.14)	$(0.34)	$0.08	$0.06	$0.05
Earnings (loss) per share-diluted	$(0.14)	$(0.34)	$0.08	$0.06	$0.05

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2004

	Year	Oct 2 (2)	Jul 3	Apr 3	Jan 3

Net sales	$108,962	$28,773	$25,390	$28,944	$25,855
Gross profit	$31,665	$7,693	$6,933	$8,510	$8,529
Income before income taxes	$6,941	$1,278	$893	$2,324	$2,446
Net income	$4,807	$905	$565	$1,663	$1,674
Earnings per share-basic	$0.20	$0.04	$0.02	$0.07	$0.07
Earnings per share-diluted	$0.19	$0.04	$0.02	$0.07	$0.07

(1)	During the quarter ended October 1, 2005, the Company recorded a non-cash goodwill impairment charge of $11.4 million and a $0.8 million income tax adjustment. The goodwill impairment did not have a corresponding income tax benefit.

(2)	During the quarter ended October 2, 2004, the Company incurred $0.3 million in legal fees related to the shareholder litigation, $0.2 million in fixed asset write-offs, and $0.3 million in the reserve of an accounts receivable pertaining to a display shipment to a commercial company.

Schedule II
White Electronic Designs Corporation and Subsidiaries
Valuation and Qualifying Accounts and Reserves
      The following reserves were deducted in the balance sheet from the asset to which applicable (in thousands of dollars):

		Charged/
	Balance at	(Credited) to				Balance
	Beginning	Costs and				at End
Fiscal Year Ended	of Period	Expenses	Other		Deductions	of Period

Accounts Receivable
October 1, 2005	$560	$(36)	$—		$(274)	$250
October 2, 2004	$397	$333	$—		$(170)	$560
September 27, 2003	$626	$(226)	$142	(3)	$(145)	$397
Inventories
October 1, 2005	$4,350	$1,455	$(659	)(1)	$(1,864)	$3,282
October 2, 2004	$4,858	$1,011	$(643	)(2)	$(876)	$4,350
September 27, 2003	$4,876	$537	$1,076	(3)	$(1,631)	$4,858

(1)	Relates primarily to sales of parts previously reserved for.

(2)	Relates primarily to the closure of the Massachusetts facility and the related disposition/transfer of inventory.

(3)	Addition related to IDS acquisition.

Exhibit Index

Exhibit
Number		Description

2.1		Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)
2.2		Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4 filed on June 11, 1998, Registration No. 333-56565).

2.3		Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

2.4		Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp., and Interface Data Systems, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 24, 2003.

2.5		Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P. (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2001).

3.1		Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed December 24, 1998).

3.2		Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-3 filed June 2, 2003).

4.1		Shareholder Rights Agreement, effective December 6, 1996, (incorporated herein by reference to Exhibit 5 on Form 8-K, filed on December 19, 1996).

4.2		Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.1		Agreement to be Bound by Registration Rights Agreements, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

**10	.2	Agreement to be Bound by Severance Agreements and Employment Agreement, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

**10	.3	1994 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of Shareholders).

**10	.4	Amendment to Company’s 1994 Flexible Stock Plan, effective May 7, 2001 (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60544).

10.5		Revolving Credit and Term Loan Agreement by and between Bank One, Texas and White Electronic Designs Corporation, an Indiana Corporation, dated January 7, 2000. (Incorporated herein by reference to Exhibit 10.27 to the Company’s 10-Q for the quarter ended January 1, 2000).

10.6		First Amendment to Revolving Credit Agreement by and between Bank One effective as of June 3, 2000; Promissory Note effective June 3, 2000, Notice of Final Agreement effective June 3, 2000 (incorporated herein by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.7		Third Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 28, 2002 (incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2002).

Exhibit
Number		Description

10.8		Fourth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective January 13, 2003 (incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2003).

10.9		Fifth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 13, 2003 (incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2003).

**10	.10	White Electronic Designs Corporation 2001 Director Stock Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60536).

**10	.11	Amendment to Company’s Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60548).

**10	.12	White Electronic Designs Corporation 2000 Broad Based Employee Stock Option Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60542).

**10	.13	Executive Employment Agreement made as of December 14, 2004 between White Electronic Designs Corporation and Hamid R. Shokrgozar (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on December 16, 2004).

**10	.14	Non-Qualified Stock Option Agreement between White Electronic Designs Corporation and Hamid Shokrgozar dated November 10, 1999 (incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on December 23, 2002).

10.15		Industrial Real Estate Lease dated February 4, 1997 between Bowmar Instrument Corp., as tenant, and Allred Phoenix Properties, L.L.C., as landlord (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

10.16		Sixth Modification Agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 19, 2004 (incorporated here in by reference to Exhibit 10.1 on Form 10-Q, filed on May 14 2004).

10.17		First Amendment to certain Industrial Real Estate Lease dated February 4, 1997 between White Electronic Designs Corporation (as successor-in-interest of Bowmar Instrument Corp.) and Gus Enterprises - XII, L.L.C. (as successor-in-interest of Allred Phoenix Properties, L.L.C.) dated November 5, 2004 (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on December 16, 2004).

*21	.1	Subsidiaries of White Electronic Designs Corporation.

*23	.1	Consent of PricewaterhouseCoopers LLP.

*31	.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	.1	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*32	.2	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management compensatory contract, plan or arrangement.