Form 10-Q
period 2005-12-31
WHITE ELECTRONIC DESIGNS CORP
filed 2006-02-09
CIK 13606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.
Commission File Number 1-4817

WHITE ELECTRONIC DESIGNS CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-0905052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3601 East University Drive
Phoenix, Arizona	85034
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 602/437-1520
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
At February 8, 2006 24,491,589 shares of the Registrant’s Common Stock were outstanding.

WHITE ELECTRONIC DESIGNS CORPORATION
AND SUBSIDIARIES

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands of dollars, except share data)

	December 31,	October 1,
	2005	2005
ASSETS
Current Assets
Cash and cash equivalents	$49,018	$51,008
Accounts receivable, less allowance for doubtful accounts of $401 and $250	18,071	19,457
Inventories, net	21,933	19,609
Prepaid expenses and other current assets	1,608	825
Deferred income taxes	4,435	4,508

Total Current Assets	95,065	95,407

Property, plant and equipment, net	15,968	14,952
Goodwill	5,670	5,670
Intangible assets, net	5,003	5,121
Other assets	117	118

Total Assets	$121,823	$121,268

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,111	$5,712
Accrued salaries and benefits	1,906	2,356
Other accrued expenses	2,441	3,701
Deferred revenue	1,665	1,797

Total Current Liabilities	13,123	13,566

Accrued long-term pension liability	547	547
Deferred income taxes	1,746	1,725
Other long-term liabilities	1,229	1,210

Total Liabilities	16,645	17,048

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 24,489,276 and 24,479,276 shares issued	2,449	2,448
Treasury stock, 44,442 and 44,442 shares, at cost	(4)	(4)
Additional paid-in capital	90,976	90,829
Retained earnings	11,939	11,129
Accumulated other comprehensive loss	(182)	(182)

Total Shareholders’ Equity	$105,178	$104,220

Total Liabilities and Shareholders’ Equity	$121,823	$121,268

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands of dollars, except share and per share data)

	Three months ended
	December 31,	January 1,
	2005	2005
Net sales	$24,880	$28,866
Cost of sales	17,612	21,329

Gross profit	7,268	7,537

Operating expenses:
Selling, general and administrative	4,722	4,535
Research and development	1,658	1,367
Amortization of intangible assets	118	158

Total operating expenses	6,498	6,060

Operating income	770	1,477
Interest (income)	(461)	(220)

Income before income taxes	1,231	1,697
Provision for income taxes	421	487

Net income	$810	$1,210

Earnings per share — basic	$0.03	$0.05

Earnings per share — diluted	$0.03	$0.05

Weighted average number of common shares and equivalents:
Basic	24,485,760	24,371,936
Diluted	24,846,105	24,993,697
The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	Three months ended
	December 31,	January 1,
	2005	2005
OPERATING ACTIVITIES:
Net income	$810	$1,210
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	959	1,033
Deferred income tax expense	94	201
Amortization of unearned compensation	—	6
Stock-based compensation expense related to employee stock options	113	—
Tax benefit related to exercise of stock options	9	32
Excess tax benefits from stock-based compensation	(3)	—
Net changes in balance sheet accounts:
Accounts receivable	1,386	(514)
Inventories	(2,324)	2,529
Prepaid expenses	(783)	595
Other assets	1	(36)
Accounts payable	756	(2,201)
Accrued expenses	(1,842)	268
Other long-term liabilities	19	(6)

Net cash (used in) provided by operating activities	(805)	3,117

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(1,214)	(423)

Net cash used in investing activities	(1,214)	(423)

FINANCING ACTIVITIES:
Common stock issued upon exercise of options	26	137
Excess tax benefits from stock-based compensation	3	—

Net cash provided by financing activities	29	137

Net change in cash	(1,990)	2,831
Cash at beginning of period	51,008	38,030

Cash at end of period	$49,018	$40,861

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Acquisition of property, plant and equipment in accounts payable	$643	$—
The accompanying notes are an integral part of these financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. INTERIM FINANCIAL INFORMATION
The consolidated balance sheet as of December 31, 2005, the consolidated statements of operations for the three months ended December 31, 2005 and January 1, 2005, and the consolidated statements of cash flows for the three months ended December 31, 2005 and January 1, 2005 have been prepared by the Company and are unaudited. The consolidated balance sheet as of October 1, 2005 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended October 1, 2005. The Company’s fiscal year end is the Saturday nearest to September 30th.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the operating results for the full year.
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
2. EARNINGS PER SHARE
Statement of Financial Accounting Standards (“SFAS”) No. 128 requires the presentation of basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all potential dilutive common shares that were outstanding during the period unless they are antidilutive. Potential dilutive common shares consist of the incremental common shares that would be issued upon exercise of stock options.
In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended
	December 31, 2005			January 1, 2005
	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net Income	$810,000			$1,210,000
Basic EPS
Earnings available to common stockholders	$810,000	24,485,760	$0.03	$1,210,000	24,371,936	$0.05

Effects of Dilutive Securities
Dilutive effect of stock options		360,345			621,761
Dilutive EPS
Earnings available to common stockholders	$810,000	24,846,105	$0.03	$1,210,000	24,993,697	$0.05

     Options excluded from the calculation of diluted earnings per share were 815,959 and 847,965 for the three months ended December 31, 2005 and January 1, 2005, respectively, as the exercise price was greater than the average share price for the period.
3. STOCK BASED COMPENSATION
Executives and other key employees have been granted options to purchase common shares under stock option plans adopted during the period from 1987 through 2001. The option exercise price equals the fair market value of the Company’s common shares on the day of the grant. The vesting periods of our stock option awards generally range from three to four years. Options generally vest ratably over the period and have a maximum term of ten years.
Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options granted. In accordance with APB Opinion No. 25, no compensation expense was recognized in the accompanying consolidated statements of operations prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of grant.
Effective October 2, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense in the financial statements for all share-based payment awards made to employees and directors based on estimated fair values. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS 123(R) also requires that excess tax benefits (ie. tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes) be reflected as financing cash inflows instead of operating cash inflows. For the three months ended December 31, 2005, the Company recorded compensation expense of $113,000 and cash flows from financing activities of $3,000, which reduced cash flows from operating activities by the same amount.
Prior to the Company’s adoption of SFAS 123(R), SFAS 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure,” requiring quarterly SFAS 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards was recognized over the service period. The pro forma information required under SFAS No. 123 for the three months ended January 1, 2005 is as follows (in thousands, except per share amounts):

Three months ended
January 1, 2005
Net income — as reported	$1,210
Stock compensation expense-net of tax	(264)

Net income — pro forma	$946

Basic earnings per share — as reported	$0.05

Basic earnings per share — pro forma	$0.04

Diluted earnings per share — as reported	$0.05

Diluted earnings per share — pro forma	$0.04

A summary of the Company’s stock option plans as of December 31, 2005 and changes during the three month period then ended, is presented below:

			Weighted Average
	Options Available	Options	Exercise Price
	for Grant	Outstanding	Per Share ($)
	(in thousands)
Outstanding at October 1, 2005	1,167	2,208	$4.70
Granted	(40)	40	5.15
Exercised	—	(10)	2.56
Expired	—	—	—
Forfeited	—	—	—

Outstanding at December 31, 2005	1,127	2,238	$4.72

Weighted average fair value of all options granted during the period			$3.16

The total pretax intrinsic value of options exercised during the three months ended December 31, 2005 was approximately $25,000.
The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2005:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-
		Average	Average			Average
		Remaining	Exercise	Aggregate		Exercise	Aggregate
Range of	Number	Contractual	Price per	Intrinsic	Number	Price per	Intrinsic
Exercise Prices	Outstanding	Life (in Years)	Share ($)	Value	Exercisable	Share ($)	Value ($)
	(in thousands)			(in thousands)			(in thousands)
0.0000 - 1.6000	264	2.90	1.125		264	1.125
1.6001 - 3.2000	476	3.01	2.505		476	2.505
3.2001 - 4.8000	517	5.42	3.825		517	3.825
4.8001 - 6.4000	258	8.08	5.717		143	6.173
6.4001 - 8.0000	518	7.42	6.980		474	6.908
8.0001 - 9.6000	102	7.34	8.672		96	8.672
9.6001 - 11.2000	91	4.81	10.598		91	10.598
11.2001 - 12.8000	12	7.66	12.190		12	12.190

	2,238			$10,555	2,073		$9,568

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.10 as of December 31, 2005. The total number of in-the-money options exercisable as of December 31, 2005 was approximately 1,257,000.
As of December 31, 2005, total compensation cost related to nonvested stock options not yet recognized was approximately $0.6 million which is expected to be recognized over the next four years.
We recognize compensation expense using the straight-line method for stock option awards that vest ratably over the vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for periods prior to fiscal 2006, we only accounted for forfeitures as they occurred.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	December 31,	January 1,
	2005	2005
Weighted average expected stock price volatility	69%	84%
Weighted average expected option life (years)	5.20	5.15
Risk-free interest rate	4.33%	3.65%
Expected dividends	none	none
The Company used the historical volatility as the expected volatility in the Black-Scholes model. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. INVENTORIES, NET
Inventories consisted of the following (in thousands of dollars):

	December 31, 2005	October 1, 2005
Gross inventories:
Raw materials	$14,076	$12,933
Work-in-process	6,795	6,603
Finished goods	4,151	3,354

Total gross inventories	25,022	22,890

Less reserve for excess and obsolete inventories	(3,089)	(3,281)

Total net inventories	$21,933	$19,609

Raw materials included approximately $1.2 million and $1.3 million at December 31, 2005 and October 1, 2005, respectively, for which the Company had received advance payment from the customer. These advance payments are recorded as deferred revenue until the finished goods are delivered. Approximately $0.2 million of inventories were written off against the reserve during the three months ended December 31, 2005.
5. INTANGIBLE ASSETS, NET
The Company’s acquired intangible assets, almost all of which are subject to amortization, consist of the following as of December 31, 2005 and October 1, 2005 (in thousands of dollars):

	Gross	Accumulated	Net
Intangible Assets	Amount	Amortization	Amount

December 31, 2005
Customer relationships	$4,100	$(797)	$3,303
Existing technology	2,427	(1,010)	1,417
Other	1,283	(1,000)	283

Total intangible assets	$7,810	$(2,807)	$5,003

October 1, 2005
Customer relationships	$4,100	$(729)	$3,371
Existing technology	2,427	(960)	1,467
Other	1,283	(1,000)	283

Total intangible assets	$7,810	$(2,689)	$5,121

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes in the carrying amount of acquired intangible assets during the three months ended December 31, 2005 (in thousands of dollars):

Balance as of October 1, 2005	$5,121
Amortization	(118)

Balance as of December 31, 2005	$5,003

Estimated Aggregate Future Amortization Expense:

Remaining nine months of 2006	$355
2007	473
2008	473
2009	473
2010	473
Thereafter	2,473

$4,720

6. PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment consist of the following (in thousands of dollars):

	December 31,	October 1,
	2005	2005

Land	$697	$697
Buildings and improvements	3,738	3,738
Machinery and equipment	16,499	16,129
Furniture and fixtures	3,514	3,432
Leasehold improvements	2,231	2,225
Construction in progress	4,414	3,020

Total, at cost	31,093	29,241
Less accumulated depreciation	(15,125)	(14,289)

Property, plant, and equipment, net	$15,968	$14,952

Depreciation expense was approximately $841,000, and $875,000, for the three months ended December 31, 2005 and January 1, 2005, respectively.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. OTHER ACCRUED EXPENSES
Other accrued expenses consist of the following major categories (in thousands of dollars):

	December 31,	October 1,
	2005	2005
Sales commissions	$605	$914
Income taxes	188	1,308
Warranty reserve	677	622
Other accruals	971	857

Total other accrued expenses	$2,441	$3,701

The Company estimates potential warranty obligations for its products based on annual product sales and historical customer product return data. Based on this data, the Company records estimated warranty reserves and expense needed to account for the estimated cost of product returns. The following table summarizes activity in the warranty reserve for the three months ended December 31, 2005 (in thousands of dollars):

	Three months ended
	December 31,	January 1,
	2005	2005
Warranty reserve, beginning of period	$622	$640
Provision for warranty claims	134	183
Warranty claims charged against the reserve	(79)	(148)

Warranty reserve, end of period	$677	$675

8. CREDIT FACILITY
The Company maintains a $12.0 million revolving line of credit with JPMorgan Chase. Borrowings under the line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase “prime rate”. The line of credit expires on March 28, 2006. We expect to renew the line of credit in the second quarter of fiscal 2006. We are in compliance with all debt covenant requirements contained in our line of credit agreement. As of December 31, 2005, there were no borrowings against the line of credit and we have not borrowed against the line of credit since April 2003.
9. PENSION PLAN
The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. The following table summarizes the components of net periodic benefit cost recognized (in thousands of dollars):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	December 31, 2005	January 1, 2005
Service Cost	$28	$21
Interest Cost	57	43
Expected return on plan assets	(59)	(43)
Amortization of prior service cost	12	6
Amortization of net loss	—	3

Net periodic benefit cost	$38	$30

10. FINANCIAL DATA BY BUSINESS SEGMENT
The Company has two business segments, each of which requires different design and manufacturing resources and generally serves customers in different markets. The microelectronic segment accounted for approximately 56% of total Company net sales during the quarter ended December 31, 2005, while the display segment accounted for approximately 44% of total Company net sales in the first quarter of fiscal 2006.
The microelectronic segment manufactures semiconductor multi-chip packaged products primarily for memory storage and are mainly used in embedded systems, including single board computers, hand held processors, test equipment, servers and data loggers. Our products in the microelectronic segment are generally sold to military prime contractors and commercial original equipment manufacturers (“OEMs”) in the aerospace, defense, military equipment, computer networking and telecommunication/datacommunication industries. A commercial grade product generally meets the standard of industries such as the consumer electronic, computer networking and telecommunication and data communication industries. Higher performing products, also known as high-reliability products, are needed in certain industries, such as aerospace, defense, and military equipment, and are often referred to as “military” products. Military products are designed to meet more stringent standards and are resistant to adverse conditions, such as extremely high and low temperatures. High-reliability products can also be used in industrial applications where products are exposed to harsh conditions. The microelectronic segment also includes anti-tamper security coating for mission critical semiconductor components in military applications, to prevent reverse engineering of secure electronic circuits.
The display segment serves a number of markets with products and solutions that are incorporated into global positioning systems, automatic teller machines, point of service (“POS”) order confirmation displays, home appliances, consumer electronics, medical devices, outdoor displays, military and industrial avionics and various military applications. Our display segment manufactures enhanced viewing liquid crystal displays, interface devices and electromechanical assemblies. Enhanced viewing liquid crystal displays can be either ruggedized or commercial. Ruggedized displays are manufactured to perform in harsh environmental conditions primarily in military and high-end industrial applications, while commercial display products offer greater viewing performance than off-the-shelf displays, but are not designed for harsh environmental conditions. Interface devices include electromechanical components and instrument packages that can consist of ruggedized keyboards, aircraft trim panels, rotating devices, mechanical packages, membrane keypads, silver flexible circuits, graphic overlays, control panels, and keypad/controller assemblies.
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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
During the three months ended December 31, 2005, no one customer accounted for more than 10% of total net sales. However, Unisys Corporation and L3 Communications accounted for approximately 13% and 12%, respectively, of microelectronic segment net sales, while Whirlpool Corporation accounted for approximately 11% of the display segment net sales. During the three months ended January 1, 2005, no one customer accounted for more than 10% of total net sales. However, On Command Corporation and Unisys Corporation accounted for approximately 13% and 11%, respectively, of microelectronic segment net sales, while NCR Corporation and Whirlpool Corporation accounted for approximately 17% and 12%, respectively, of display segment net sales.
A significant portion of the Company’s business activity in each segment is from contractors that have contracts with the United States Department of Defense. Military sales were $11.8 million for both the quarters ended December 31, 2005 and January 1, 2005.
Foreign sales as a percentage of total sales in the three months ended December 31, 2005 and January 1, 2005 were 25% and 19%, respectively. A summary of net sales by geographic region is as follows (in thousands of dollars):

	Three Months Ended
	December 31,	January 1,
	2005	2005
United States	$18,604	$23,363
Europe and Middle East	3,070	3,212
Asia Pacific	2,651	2,096
Other	555	195

Net sales	$24,880	$28,866

A summary of results of operations by business segment is as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	December 31, 2005	January 1, 2005

Net sales
Microelectronic	$13,888	$16,192
Display	10,992	12,674

Net sales	$24,880	$28,866

Income (loss) before tax
Microelectronic	$1,351	$2,172
Display	(120)	(475)

Total income before income taxes	$1,231	$1,697

Capital expenditures
Microelectronic	$1,789	$393
Display	68	30

Total capital expenditures	$1,857	$423

Depreciation and amortization expense
Microelectronic	$517	$591
Display	442	442

Total depreciation and amortization	$959	$1,033

	As of
	December 31, 2005	October 1, 2005
Identifiable assets
Microelectronic	$38,016	$38,780
Display	30,236	26,853
General corporate	53,571	55,635

Total assets	$121,823	$121,268

11. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. FIN No. 47 is currently being evaluated by the Company and is not expected to have a material impact on the Company’s financial condition or results of operations.
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of abnormal. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are now in effect for inventory costs incurred in fiscal 2006. The implementation of this Statement has not had a material impact on the Company’s financial condition or results of operations.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12. COMMITMENTS AND CONTINGENCIES
Contingencies
On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors. The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint (the “Complaint”) was filed on or about February 14, 2005. The Complaint alleges, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, in violation of the federal securities laws. The Complaint seeks unspecified monetary damages. On April 15, 2005, defendants moved to dismiss the Complaint. Plaintiffs opposed defendants’ motions to dismiss. The motion remains pending before the court. The Company believes plaintiffs’ claims are without merit and it intends to vigorously defend itself in the consolidated matter. Although the outcome of this litigation is uncertain, based on the Company’s current assessment of the merits of the Complaint and considering the amount of insurance the Company maintains covering claims of this nature, the Company does not believe the ultimate outcome of these matters will have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.
On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company is also named as a nominal defendant in both actions. The complaints allege that between January 2003 and the date on which the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints allege claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment. The complaints sought unspecified damages, equitable relief, and restitution against the individual defendants. In October 2004, the Company moved to dismiss the complaints. On June 7, 2005, the Court dismissed the Dodt action and on June 15, 2005, the Court dismissed the Christ action. On July 7, 2005, the plaintiff in the Dodt action filed a Notice of Appeal. In December 2005, the appellate court vacated the briefing schedule relating to plaintiff’s appeal. Although the appeal remains pending, at the present time there is no schedule for the filing of appellate briefs or a hearing. The Company believes the claims made in the complaints are without merit and, in the event that the plaintiff’s appeal is successful, intends to vigorously defend these actions. Although the outcome of this litigation is uncertain, based on the Company’s current assessment of the merits of the complaints and considering the amount of insurance the Company maintains covering claims of this nature, the Company does not believe the ultimate outcome of these matters will have a material adverse effect on its consolidated results of operations, liquidity or financial condition.
In addition, from time to time, the Company is subject to claims and litigation incident to its business. There are currently no such pending proceedings to which the Company is a party that the Company believes will have a material adverse effect on the Company’s consolidated results of operations, liquidity, or financial condition.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2005 COMPARED TO THE THREE MONTH PERIOD ENDED JANUARY 1, 2005
The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as of and for the fiscal year ended October 1, 2005 included in our Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including, but not limited to, those discussed below and in Item 1A of this Report on Form 10-Q.
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
Executive Summary
Our net sales for the quarter ended December 31, 2005 decreased approximately $4.0 million, to $24.9 million from $28.9 million for the quarter ended January 1, 2005. Military sales in both our microelectronic and display segments remained flat at $11.8 million for the three months ended December 31, 2005 when compared to the corresponding period in the prior year. Although we had strong bookings in the second half of fiscal 2005, because of scheduling and long lead items, these orders were not to be shipped until after the first quarter of fiscal 2006. Commercial sales decreased $4.0 million for the three months ended December 31, 2005, as compared to the same prior year period. In the third quarter of fiscal 2005, we made a strategic business decision in our display segment not to pursue future business in low margin products. In connection with this decision, our contract with NCR Corporation ended in our fourth quarter of fiscal 2005 which generated a $1.7 million decrease in sales in the first quarter of fiscal 2006. Commercial sales also decreased by $1.5 million due to shipments for a customer’s hotel entertainment delivery systems being delayed due to the hurricanes in the Gulf Coast region. These were partially offset by increased tablet personal computer sales.
A key indicator of our future sales is the amount of new orders received compared to current net sales, known as the book-to-bill ratio. During the quarter ended December 31, 2005, we had new orders of approximately $25.5 million, which equates to a book-to-bill ratio of 1.02 for the period. Display segment orders were approximately $11.2 million during the quarter resulting in a segment book-to-bill ratio of 1.02. Although this was a positive book-to-bill ratio, bookings were lower than previous quarters due to the strategic decision we made in not pursuing lower margin sales and the resulting completion of our contract with NCR Corporation. Orders for the microelectronic segment were approximately $14.3 million during the quarter resulting in a segment book-to-bill ratio of 1.03. Military bookings have been strong for the last few quarters, resulting in a book-to-bill for the microelectronic military products of 1.11.
Our gross margin increased for the three months ended December 31, 2005 to 29% from 26% for the three months ended January 1, 2005. The reason for the increase in the three months ended December 31, 2005 was higher margin in the display segment. The microelectronic segment gross margin was consistent at 34% for the first quarter of 2006 and 2005. The display segment gross margin increased to 23% from 16%, primarily due to the strategic decision we made in not pursuing lower margin sales and the resulting end of our contract with NCR Corporation.
Our overall production has, at times, been affected by longer lead times for certain components, which may affect the timing and cost of sales during the year. The availability and price of memory and display components, based on supply and demand, will increase and decrease on a monthly or quarterly basis. When demand exceeds supply, prices will increase and lead times will lengthen. When supply exceeds demand, prices will decrease and lead times will shorten. Since Intel did not launch the Double Data Rate II (“DDR II”) system as analysts were anticipating, the Dynamic Random Access Memory (“DRAM”) and DDR II market continues to be soft due to high levels of supply and, accordingly, prices have decreased. It is predicted that prices will be stable or slightly down in the first half of 2006 and are expected to increase in the latter half of 2006. The Flash memory market is in a growth mode and prices are expected to increase. The availability of liquid crystal displays, (“LCDs”) has stabilized with prices up slightly over the last few quarters. Due to the expected demand of LCD TVs, analysts are predicting a shortage of LCDs in the second half of calendar 2006, which may impact the availability of LCD products and cause prices to increase.
In order to be more competitive in the commercial display market for our tablet personal computer products, we have purchased duplicate equipment for our Max-Vu™ process technology which has been placed in a manufacturing company located in China. We expect to start producing parts during the second quarter of fiscal 2006.
Net income for the three months ended December 31, 2005 was $0.8 million compared to $1.2 million for the same period in fiscal 2005. We experienced higher selling, general and administrative expenses due to costs associated with compliance with the Sarbanes-Oxley Act, rent on the headquarters/microelectronics building in connection with the imminent physical consolidation of the microelectronic segment and higher compensation costs in connection with the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123(R)”), which more than offset a decrease in selling expenses. Research and development expenses increased $0.3 million due to increased investment in our next generation anti-tamper technology and our tablet personal computers, as well as additional headcount. Although interest income increased, this was not enough to offset the lower gross profit and higher operating costs.
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
Revenue Recognition
We sell microelectronic and display products primarily to military prime contractors and commercial OEMs. A small portion of our products is also sold through distributors or resellers. We recognize revenue on product sales when persuasive evidence of an arrangement with the customer exists, title to the product has passed to the customer (usually occurring at time of shipment), the sales price is fixed or determinable, and collectibility of the related billing is reasonably assured. Advance payments from customers are deferred and recognized when the related products are shipped. Revenue relating to products sold to distributors or resellers who either have return rights or where we have a history of accepting product returns are deferred and recognized when the distributor or reseller sells the product to the end customer. We also provide limited design services pursuant to related customer purchase orders and generally recognize the associated revenue as such services are performed. However, it may be deferred until certain elements are completed. We may from time to time enter into certain arrangements that contain multiple elements such as performing limited design services accompanied with follow-on manufacturing of related products. We allocate revenue to the elements based on relative fair value, and recognize revenue for each element when there is evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Arrangements with multiple elements that are not considered separate units of accounting require deferral of revenue until certain other elements have been delivered or the services have been performed. The amount of the revenue recognized is impacted by our judgment as to whether an arrangement includes multiple elements and whether the elements are considered separate units of accounting.

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
Goodwill and Intangible Assets
We account for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill to be tested for impairment on an annual basis (and more frequently in certain circumstances) and written down when impaired.
Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years.
Stock-Based Compensation Expense
With the adoption of SFAS 123(R) on October 2, 2005, we are required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.
Income Taxes
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

Results of Operations
The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of net sales:

	For the Three Months Ended
	December 31,	January 1,
	2005	2005
Net sales	100.0%	100.0%
Cost of sales	70.8%	73.9%

Gross profit	29.2%	26.1%

Operating expenses:
Selling, general and administrative	18.9%	15.7%
Research and development	6.7%	4.7%
Amortization of intangible assets	0.5%	0.6%

Total operating expenses	26.1%	21.0%

Operating income	3.1%	5.1%
Interest (income)	(1.9)%	(0.8)%

Income before income taxes	5.0%	5.9%
Provision for income taxes	1.7%	1.7%

Net income	3.3%	4.2%

Three Months ended December 31, 2005 compared to Three Months ended January 1, 2005
Net Sales
The following table shows our net sales by our two business segments and the markets they serve (in thousands, except percentages):

	Three Months Ended
	December 31,	January 1,
	2005	2005

Microelectronic Segment
Military/Industrial Market	$9,005	$9,043
Commercial Market	4,883	7,150

	13,888	16,193

Display Segment
Military/Industrial Market	2,788	2,767
Commercial Market	8,204	9,906

	10,992	12,673

Total	$24,880	$28,866

Microelectronic Segment
Military/Industrial Market	36%	31%
Commercial Market	20%	25%

	56%	56%

Display Segment
Military/Industrial Market	11%	10%
Commercial Market	33%	34%

	44%	44%

Total	100%	100%

Net sales were $24.9 million for the three months ended December 31, 2005, a decrease of approximately $4.0 million, or 14%, from $28.9 million for the three months ended January 1, 2005.
•	Military/industrial sales in the microelectronic segment were $9.0 million for the three months ended December 31, 2005, consistent with the first quarter of fiscal 2005. Although we had strong bookings in the second half of fiscal 2005, because of customer scheduling and long lead times, these orders will ship throughout the remainder of fiscal 2006. We expect fiscal 2006 sales to be consistent with fiscal 2005.

•	Commercial sales in the microelectronic segment were $4.9 million for the three months ended December 31, 2005, a decrease of approximately $2.2 million, or 40%, from $7.1 million for the three months ended January 1, 2005. Approximately $1.5 million of the decrease is due to shipments for a customer’s hotel entertainment delivery system being delayed due to the hurricanes in the Gulf Coast which had a significant effect on their business. Although delayed, we are not expecting any cancellation of orders. We expect fiscal 2006 commercial sales to be consistent or slightly down from fiscal 2005.

•	Military/industrial sales in the display segment were $2.8 million for the quarter ended December 31, 2005, consistent with the quarter ended January 1, 2005. We expect sales to be flat in the second quarter and for the remainder of fiscal 2006.

•	Commercial sales in the display segment were approximately $8.2 million for the three months ended December 31, 2005, a decrease of $1.7 million, or 17%, from $9.9 million for the three months ended January 1, 2005. The decrease was primarily due to the $1.7 million decrease in sales to NCR Corporation. We made a strategic business decision in the third quarter of fiscal 2005 not to pursue future orders of this type with NCR Corporation due to the margins on this business, and their contract ended in the fourth quarter of fiscal 2005. However, we expect the tablet PC and Max-Vu™ technology products to significantly increase, replacing our lost sales.
During the three months ended December 31, 2005, no one customer accounted for more than 10% of total net sales. However, Unisys Corporation and L3 Communications accounted for approximately $1.9 million and $1.7 million, or 13% and 12%, respectively, of microelectronic segment net sales, while Whirlpool Corporation accounted for approximately $1.2 million, or 11%, of display segment net sales. During the three months ended January 1, 2005, no one customer accounted for more than 10% of total net sales. However, $2.1 million, or 13%, of net sales for our microelectronic segment came from On Command Corporation, while Unisys Corporation accounted for approximately $1.9 million, or 11%, of microelectronic segment net sales. Approximately $2.2 million, or 17%, of display segment net sales came from NCR Corporation and $1.5 million, or 12%, of display segment net sales came from Whirlpool Corporation during the quarter ended January 1, 2005.
The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, sales of our membrane keypad products, which totaled approximately $2.8 million in three months ended December 31, 2005, are subject to seasonal fluctuations relating to increased home appliance sales in the spring and fall. Historically, military sales have been strongest during our fiscal fourth quarter.
Gross Profit
The following table illustrates our two segments’ gross margin percentages by the markets they serve:

	Three Months Ended
	December 31,	January 1,
	2005	2005
Microelectronic Segment
Military/Industrial Market	41%	46%
Commercial Market	21%	19%

Microelectronic Segment Total	34%	34%

Display Segment
Military/Industrial Market	44%	22%
Commercial Market	15%	14%

Display Segment Total	23%	16%

Company Total	29%	26%
Gross profit was approximately $7.3 million for the three months ended December 31, 2005, a decrease of $0.2 million, or 3%, from $7.5 million for the three months ended January 1, 2005. For the three months ended December 31, 2005, gross margin as a percentage of total net sales was approximately 29%, compared to approximately 26% for the three months ended January 1, 2005.
Gross profit for the microelectronic segment was $4.8 million for the three months ended December 31, 2005, a decrease of $0.7 million, or approximately 13%, from $5.5 million for the three months ended January 1, 2005. Gross margin as a percentage of microelectronic segment net sales was approximately 34% for the three months ended December 31, 2005, consistent with the three months ended January 1, 2005. The $0.7 million decrease in microelectronic segment gross profit was caused by a decrease of $0.4 million in our military products gross profit and a $0.3 million decrease in gross profit from our commercial products. The decrease in gross profit for our military products was primarily the result of lower margin product mix. The decrease in our commercial products gross profit was primarily the result of lower sales offset in part by a higher margin product mix.

Gross profit for the display segment was $2.5 million for the three months ended December 31, 2005, an increase of $0.5 million from $2.0 million for the three months ended January 1, 2005. Gross margin as a percentage of display segment net sales was approximately 23% for the three months ended December 31, 2005, as compared to 16% for the three months ended January 1, 2005. The $0.5 million increase in display segment gross profit was caused by an increase of $0.6 million in our military products gross profit offset by a decrease of $0.1 million in our commercial products gross profit. The increase in gross profit for our military products was primarily the result of a higher margin product mix as we strategically move away from lower margin sales. The decrease in gross profit for our commercial products was primarily the result of lower sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were approximately $4.7 million for the three months ended December 31, 2005, an increase of $0.2 million, or 4%, from $4.5 million for the three months ended January 1, 2005. The increase in general and administrative expenses of $0.9 million was offset by a decrease in selling expenses of $0.7 million. General and administrative expenses increased primarily due to costs incurred for Sarbanes-Oxley Act requirements, bad debt expense, compensation expense related to the adoption of SFAS 123(R) and rent on the headquarters/microelectronics building. Selling expenses decreased due to lower commissions as a result of lower sales and changes in the commission structure.
Selling, general and administrative expenses as a percentage of net sales increased to 19% for the three months ended December 31, 2005 from 16% for the three months ended January 1, 2005 primarily due to decreased sales. As part of our overall management planning and analysis process, we have traditionally targeted approximately 15% of net sales for selling, general and administrative expenses. Because of the continued compliance requirements related to the Sarbanes-Oxley Act and the adoption of SFAS 123(R), we are expecting selling, general and administrative expenses to average between 16% and 18% in the future.
Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were approximately $1.7 million for the three months ended December 31, 2005, an increase of $0.3 million, or 21%, from $1.4 million for the three months ended January 1, 2005. The increase was primarily attributable to increased expenditures for our next generation anti-tamper and tablet personal computer technologies and increased headcount. We are committed to research and development of new and existing products and expect research and development expenses to average approximately 5% to 6% of net sales in the future.
Ongoing product development projects for the microelectronic segment include new packaging designs for various types of memory products including DRAM, DDR II, flash and microprocessors, along with microprocessor modules and ball grid array packaging products using these semiconductors; continuing development of anti-tamper technology for microelectronic products; next generation memory and power personal computer products assembled in various multi-chip packages to be used in both commercial and military markets; and qualification of new semiconductor products. Ongoing product development projects for the display segment include glass lamination process technology, our new Max-Vu™ process technology for tablet personal computers, and display systems development.
Interest Income
Interest income consists of interest earned on our cash balances invested primarily in a money market account. Interest income was approximately $461,000 for three months ended December 31, 2005, an increase of $241,000 compared to $220,000 for the three months ended January 1, 2005. This increase was attributable to the increase in invested balances between periods, primarily as a result of the reinvestment of cash flows from operations, and increased interest rates.

Amortization of Intangible Assets
Intangible asset amortization for the three months ended December 31, 2005 and January 1, 2005 totaled approximately $118,000 and $158,000, respectively.
Income Taxes
Income tax expense totaled $0.4 million for the three months ended December 31, 2005 compared to $0.5 million for the three months ended January 1, 2005 primarily as a result of lower earnings offset by a higher effective tax rate. The Company’s effective tax rate approximated 34% for the three months ended December 31, 2005 and 29% for the three months ended January 1, 2005. The Company’s effective tax rate differs from the federal statutory tax rate of 35% due to the incremental impact of state income taxes offset by reductions for foreign sales exclusions, a new manufacturers’ deduction and research and experimentation tax credits currently available for federal income tax purposes. The unfavorable effect on our rate of the partial phasing out of federal foreign sales exclusions was offset by the phasing in of a new manufacturing deduction.
The increase in the effective rate from the three months ended January 1, 2005 is primarily due to changes in the tax law related to the research and development credit. Due to the provisions of SFAS No. 109, we recorded a catch-up in the first quarter of fiscal 2005 for the fourth quarter of fiscal 2004 for the reinstatement of the research and development credit back to July 1, 2004. The research and development credit again expired December 31, 2005, thereby increasing our effective rate in the first quarter of fiscal 2006. It is anticipated that Congress will again reinstate the credit, thereby reducing our effective rate for the remainder of the year. Excluding the effect of the expiration of the research and development credit, our effective tax rate would have been approximately 33% in the first quarter of fiscal 2006.
Liquidity and Capital Resources
Cash on hand as of December 31, 2005 totaled approximately $49.0 million. During the three months ended December 31, 2005, cash used in operating activities was approximately $0.8 million compared to cash provided of $3.1 million in the prior year period. Payments for income taxes, accrued compensation, leasehold improvements and investment in inventory were the primary uses of cash during the quarter. Depreciation and amortization totaled approximately $1.0 million for both periods. We expect depreciation and amortization to remain consistent over the next quarter, but to increase once we complete the consolidation of our two Phoenix locations described below.
Purchases of property, plant and equipment during the three months ended December 31, 2005, totaled approximately $1.9 million, with $0.7 million remaining in accounts payable at quarter-end. During the three months ended December 31, 2005, the purchases included $1.8 million for our microelectronic manufacturing facilities, primarily for tenant improvements, and $0.1 million for our display and interface manufacturing facilities.
In connection with the decision to consolidate our two Phoenix locations, we entered into a ten-year operating lease for the expanded headquarters/microelectronics building in fiscal 2005. We expect to incur approximately $4.2 million in capital expenditures for tenant improvements. As of the end of the first quarter, we had incurred approximately $4.0 million in improvements, with the remainder to be purchased over the next quarter. We expect to fund these improvements and additional purchases from our cash balances and operating cash flows. We expect to complete the consolidation in the second quarter of fiscal 2006. Moving and rearrangement costs are not expected to be material. We have also put the IDS land and building in Phoenix on the market. We expect proceeds from the sale of the land and building to exceed our net book value of approximately $1.9 million as of December 31, 2005; however, we do not expect any ultimate gain or loss to have a material impact on our consolidated results of operations.
Accounts receivable decreased approximately $1.4 million from the fiscal year ended October 1, 2005, primarily due to an overall net sales decrease of $4.0 million from the quarter ended October 1, 2005. Days sales outstanding at December 31, 2005 were 66 days compared to 61 days at October 1, 2005. Our days sales outstanding typically approximates 62 days.
Inventories increased approximately $2.1 million from the end of fiscal 2005. Inventory of approximately $25.0 million as of December 31, 2005 represented 114 days of inventory on hand, more than the 87 days on hand at

October 1, 2005. The levels of inventory fluctuate based on changes in expected production requirements, the fulfillment of orders and availability of raw materials. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to buy larger amounts of inventory per purchase and hold it for longer periods of time. This would have the effect of increasing our days of inventory on hand. We expect to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our cash balances and operating cash flows.
Prepaid expenses increased approximately $0.7 million from the end of fiscal 2005. This increase was primarily due to prepayment of income taxes, property taxes and royalties.
Accounts payable as of December 31, 2005 increased by approximately $1.4 million from the end of fiscal 2005, primarily related to our increase in inventory.
Deferred revenue at December 31, 2005 was approximately $1.7 million, a decrease of $0.1 million from the end of fiscal 2005. Accrued salaries and benefits were approximately $0.4 million lower at December 31, 2005 compared to the end of fiscal 2005 due to the payment of accrued compensation, partially offset by higher vacation/sick balances and accrued payroll due to the timing of payments. Other accrued expenses were approximately $1.3 million lower at December 31, 2005 compared to the end of fiscal 2005 primarily due to lower income taxes payable and accrued sales commissions.
We have a $12.0 million revolving line of credit with JPMorgan Chase. Borrowings under the line of credit bear interest at the lower of LIBOR plus 1.5%, or the JPMorgan Chase “prime rate”. The line of credit expires on March 28, 2006. We expect to renew the line of credit in the second quarter of fiscal 2006. We are in compliance with all debt covenant requirements contained in our line of credit agreement. As of December 31, 2005, there were no borrowings against the line of credit and we have not borrowed against the line of credit since April 2003.
We believe that our existing sources of liquidity, including expected cash flows from operating activities, existing cash balances and existing credit facilities, will satisfy our expected cash requirements for at least the next twelve months.
Contractual Obligations
We have entered into certain long-term contractual obligations that will require various payments over future periods as follows (in thousands of dollars):

	Payments due by Period as of December 31, 2005
	(In thousands of dollars)
		Less than			After
	Total	1 year	1 - 3 years	4 - 5 years	5 years

Operating leases	$11,125	$1,514	$2,963	$2,394	$4,254
Pension funding (1)	—	—	—	—	—

Total Contractual Cash Obligations	$11,125	$1,514	$2,963	$2,394	$4,254

(1)	We are committed to meeting the annual minimum funding requirements relating to our pension plan, which covers approximately 37 employees at our Ft. Wayne facility. There were no contributions to the pension plan in the first quarter of fiscal 2006. The Company does not expect minimum funding requirements to be material. The Company may also make contributions to the pension fund in excess of the minimum funding requirements during any year.

Contingencies
On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors. The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint (the “Complaint”) was filed on or about February 14, 2005. The Complaint alleges, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, in violation of the federal securities laws. The Complaint seeks unspecified monetary damages. On April 15, 2005, defendants moved to dismiss the Complaint. Plaintiffs opposed defendants’ motions to dismiss. The motion remains pending before the court. We believe plaintiffs’ claims are without merit and we intend to vigorously defend ourselves in the consolidated matter. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the Complaint and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse effect on our consolidated results of our operations, liquidity or financial condition.
On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company is also named as a nominal defendant in both actions. The complaints allege that between January 2003 and the date on which the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints allege claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment. The complaints sought unspecified damages, equitable relief, and restitution as against the individual defendants. In October 2004, we moved to dismiss the complaints. On June 7, 2005, the Court dismissed the Dodt action and on June 15, 2005, the Court dismissed the Christ action. On July 7, 2005, the plaintiff in the Dodt action filed a Notice of Appeal. In December 2005, the appellate court vacated the briefing schedule relating to plaintiff’s appeal. Although the appeal remains pending, at the present time there is no schedule for the filing of appellate briefs or a hearing. We believe the claims made in the complaints are without merit and, in the event that the plaintiff’s appeal is successful, intend to vigorously defend these actions. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse effect on our consolidated results of operations, liquidity or financial condition.
In addition, from time to time, we are subject to claims and litigation incident to our business. There are currently no such pending proceedings to which we are a party that we believe will have a material adverse effect on our consolidated results of operations, liquidity, or financial condition.

Recently Enacted Accounting Pronouncements
In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. FIN No. 47 is currently being evaluated by the Company and is not expected to have a material impact on the Company’s financial condition or results of operations.
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of abnormal. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are now in effect for inventory costs incurred in fiscal 2006. The implementation of this Statement has not had a material impact on the Company’s financial condition or results of operations.
Note Regarding Forward Looking Statements And Associated Risks
This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and documents incorporated herein by reference, contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project” and “predict”, or similar words and phrases regarding expectations generally identify forward looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to:
•	our belief that we will complete the consolidation of our Phoenix locations in the second quarter of fiscal 2006 and that related moving and rearrangement costs will be immaterial; our estimates of the amount of capital expenditures that our tenant improvements will require; our ability to fund these improvements and additional purchases; and our expectations regarding proceeds from the sale of the land and building and depreciation and amortization;

•	our expectations regarding our overall future sales, profits and gross margins, as well as bookings, for our display and microelectronic segments;

•	our expectations of an increase in raw material lead times for ceramic packages, memory components, and display glass materials, which may impact net sales and gross margins, and of short supplies for liquid crystal displays and memory components and future purchases of components including possible allocations of display and semiconductor components;

•	our expectations of increases or decreases in raw material prices;

•	our expectations for the future demands for our products and future product sales mix, including our expectations for continued growth for our anti-tamper products and that foreign sales will continue to account for a significant portion of our sales, as well as our expectations regarding changes in sales to certain industries;

•	our expectations regarding future demand for our products, our ability to continue to meet our customers’ requirements and with regard to market acceptance and profitability of our new products;

•	our expectations regarding the sale of a range of military microelectronic products and fluctuations in product mix;

•	our expectations regarding our product production times, future shipments of backlog, and the impact of changes in raw material lead times on pricing, sales and inventory levels and the number of days of inventory on hand ratio;

•	our expectations regarding our effective tax rate in the future and the adequacy of our tax reserves, the impact of the adoption of new accounting pronouncements and changes in the law on our effective tax rate, and our anticipated use of foreign sales income exclusions, manufacturer’s deduction and research and development tax credits;

•	our expectations regarding future research and development costs and risks associated with the costs of start-up product development, including the levels of future product development in fiscal 2006 and beyond for products related to our Max-Vu™ process technology and plans to introduce new products and technologies and our expectations regarding sales from these products and technologies;

•	our estimates regarding selling, general and administrative expenses, including with regard to future expected levels of sales and minimum funding requirements for our pension plan;

•	our expectations regarding future property, plant and equipment expenditures and capital expenditures;

•	our expectations regarding our existing sources of liquidity and their sufficiency to satisfy cash requirements over the next twelve months, including our expectations that cash flow from operations should be sufficient to fund cash needs in the short and long term and our belief that we are able to fund sales growth inventory increases and other operating expenses from available cash balances and operating cash flows;

•	our expectations regarding the need to draw on and renew our line of credit and any related effect of interest rate changes; and

•	our belief that we will not pay cash dividends in the future.
We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission (“SEC”) or in public news releases. Such additional statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for future operations, financing needs or plans, the impact of inflation and plans relating to our products or services, as well as assumptions relating to the foregoing. Forward-looking statements are based largely on management’s expectations and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Quarterly Report on Form 10-Q, including those set forth in the Notes to the Consolidated Financial Statements and the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 1A of this report, describe factors that could contribute to or cause actual results to differ materially from our expectations. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, but are not limited to:
•	the loss of one or more principal customers or delays or cancellations of orders due to the impact of adverse weather conditions on one or more principle customers;

•	the failure of customers to accept our anti-tamper packaging or the development of improved anti-tamper packaging by competitors;

•	the inability to procure required components and raw materials;

•	any downturn in the semiconductor and telecommunications markets which could cause a decline in selling unit prices;

•	reductions in military spending or changes in the acquisition requirements for military products;

•	the ability to locate appropriate acquisition candidates, negotiate an appropriate purchase price, and integrate into our business the people, operations, and products from acquired businesses;

•	the inability to develop, introduce and sell new products or the inability to develop new manufacturing technologies;

•	changes or restrictions in the practices, rules and regulations relating to sales in international markets; and

•	a negative outcome in our current litigation or additional litigation complaints.
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
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2005, we had no borrowings on our revolving line of credit with JPMorgan Chase. Should we borrow against the line, interest charged on these borrowings would be at the lower of the bank’s “prime rate” or the London Interbank Offered Rate (“LIBOR”) plus 1.5%. During the three months ended December 31, 2005, the bank’s “prime rate” averaged 7.0% and was 7.25% as of December 31, 2005. From October 1, 2005 to December 31, 2005, the bank’s “prime” rate has increased approximately 0.5%.
We are subject to changes in the prime rate based on Federal Reserve actions and general market interest fluctuations. We are also subject to fluctuations in the LIBOR rate. As of December 31, 2005, the LIBOR rate was approximately 3.97%. Should we begin borrowing against the credit line, quarterly interest expense (at 7.25%) would be approximately $18,125 for every $1.0 million borrowed. A hypothetical interest rate increase of 1% would increase interest expense by approximately $2,500 per $1.0 million borrowed on a quarterly basis. We believe that moderate interest rate increases will not have a material adverse impact on our consolidated results of operations or financial position.
We believe that we are not subject to any material forms of market risk, such as foreign currency exchange risk (our sales to foreign customers and purchases from foreign suppliers are denominated in U.S. dollars) or commodity price risk.
ITEM 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005 our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures.

PART II OTHER INFORMATION
ITEM 1 LEGAL PROCEEDINGS
On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors. The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint (the “Complaint”) was filed on or about February 14, 2005. The Complaint alleges, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, in violation of the federal securities laws. The Complaint seeks unspecified monetary damages. On April 15, 2005, defendants moved to dismiss the Complaint. Plaintiffs opposed defendants’ motions to dismiss. The motion remains pending before the court. We believe plaintiffs’ claims are without merit and we intend to vigorously defend ourselves in the consolidated matter. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the Complaint and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse effect on our consolidated results of our operations, liquidity or financial condition.
On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company is also named as a nominal defendant in both actions. The complaints allege that between January 2003 and the date on which the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints allege claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment. The complaints sought unspecified damages, equitable relief, and restitution as against the individual defendants. In October 2004, we moved to dismiss the complaints. On June 7, 2005, the Court dismissed the Dodt action and on June 15, 2005, the Court dismissed the Christ action. On July 7, 2005, the plaintiff in the Dodt action filed a Notice of Appeal. In December 2005, the appellate court vacated the briefing schedule relating to plaintiff’s appeal. Although the appeal remains pending, at the present time there is no schedule for the filing of appellate briefs or a hearing. We believe the claims made in the complaints are without merit and, in the event that the plaintiff’s appeal is successful, intend to vigorously defend these actions. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse effect on our consolidated results of operations, liquidity or financial condition.
In addition, from time to time, we are subject to claims and litigation incident to our business. There are currently no such pending proceedings to which we are a party that we believe will have a material adverse effect on our consolidated results of operations, liquidity, or financial condition.
ITEM 1A RISK FACTORS
We are dependent on sales to defense-related companies for a large portion of our net sales and profits, and changes in military spending levels and patterns could negatively affect us.
Our current orders from defense-related companies account for a material portion of our overall net sales. Military sales accounted for approximately 42%, 44% and 47% of our total net sales in fiscal 2005, 2004 and 2003, respectively. Military spending levels depend on factors that are outside of our control. Reductions or changes in military spending could have a material adverse effect on our sales and profits. Although we had strong bookings in the second half of fiscal 2005, we do not have a level of visibility that indicates to us that this trend will continue. We believe that because of the unexpected length and cost of the war in Iraq and as part of a broad overhaul of U.S. priorities, funds for weapons and equipment have been reallocated in support of the war’s operations. In addition, the United States defense industry is moving toward the purchase of commercial off-the-shelf products rather than those designed and manufactured to higher military specifications. To the extent that our products are substituted with commercial off-the-shelf products, our operations would suffer. Even if military spending continues to increase, shifts in military spending away from high technology programs to areas that we do not supply, such as personnel and infrastructure, would also negatively affect our sales and profits.
Our goodwill has been and may become impaired in the future.
We have goodwill resulting from our acquisitions, specifically Panelview and IDS. At least annually, we evaluate this goodwill for impairment based on the fair value of the related reporting units. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company. These changes have in the past, and may in the future, result in an impairment that would require a material non-cash charge to our results of operations. Our annual review of goodwill in the fourth quarter of fiscal 2005 resulted in the impairment of goodwill to our commercial microelectronics product line in Phoenix and our display product line in Oregon. See Notes 2 and 6 of the Notes to the Consolidated Financial Statements in the fiscal 2005 Annual Report on Form 10-K for additional information. As of December 31, 2005, we have $5.7 million of goodwill recorded.
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
We are a party to lawsuits in the normal course of our business. In addition, we are defendants in several shareholder class action lawsuits. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.
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
Changes in stock compensation accounting rules will affect our future results of operations and could cause the trading price of our common stock to decline.
On October 2, 2005 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense in the financial statements for all share-based payment awards made to employees and directors based on estimated fair values. As a result, our operating results for the first quarter of fiscal 2006 contain, and our operating results for the future will contain, a charge for share-based compensation related to employee stock options.
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
Approximately 12% of our product sales for fiscal year 2005 and 16% of our product sales for fiscal year 2004 were incorporated into datacommunication end products. The telecommunications industry is making a gradual recovery, and we believe this recovery will be slow as companies gradually use up their excess network capacity. Slower growth in the other markets in which we sell our products could reduce our sales, adversely affecting our business, financial condition and results of operations. For example, decreases in demand in the consumer electronics and home appliance markets, could negatively impact our sales and profits for our subsidiary, IDS.
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
Our success depends to a significant degree upon the continued contributions of our senior management and key personnel. The loss of the services of any of our senior management or key personnel could adversely affect our business. We may not be able to retain these employees and searching for their replacements could divert the attention of other senior management and increase our operating expenses. Of our current executive officers, only Hamid Shokrgozar, our Chief Executive Officer, has an employment contract with us. We currently do not maintain any key person life insurance. To manage our operations effectively, we may need to hire and retain additional qualified employees including in the areas of product design, engineering, operations management, manufacturing production, sales, accounting and finance. We may have difficulty recruiting these employees or integrating them into our business.
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
In addition to following the general pattern of decreasing average selling prices, the selling prices for certain products, particularly dynamic random access memory (“DRAM”), Double Data Rate II (“DDR II”) products and liquid crystal displays (“LCDs”), fluctuate significantly with real and perceived changes in the balance of supply and demand for these products. If we are unable to decrease per unit manufacturing costs faster than the rate at which average selling prices continue to decline, our business, financial condition and results of operations will be seriously harmed. In addition, we expect our competitors to invest in new manufacturing capacity and achieve significant manufacturing yield improvements in the future. These developments could result in a dramatic increase in worldwide supply and result in associated downward pressure on prices.
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
Our manufacturing operations require raw materials that must meet exacting standards. The most significant raw materials that we purchase are memory devices in wafer, die, and component forms and active matrix liquid crystal display (“AMLCD”) panels. Shortages of wafers and other raw materials may occur when there is a strong demand for memory integrated circuits and other related products. AMLCD panels may also be in short supply at times. We rely heavily on our ability to maintain access to steady sources of these raw materials at favorable prices. We are highly dependent on one or two semiconductor manufacturers for memory devices, such as SRAM, SDRAM, DDR II, flash, etc. and one package manufacturer of ceramic packages for military components. We do not have specific long-term contractual arrangements with our suppliers but we believe we are on good terms with our suppliers. We cannot be certain that we will continue to have access to our current sources of supply or that we will not encounter supply problems in the future. Any interruption in our supply of raw materials could reduce our sales in a given period, and possibly cause a loss of business to a competitor, if we could not reschedule the deliveries of our product to our customers. In addition, our gross profits could suffer if the prices for raw materials increase, especially with respect to sales associated with military contracts where prices are typically fixed.
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
Our stock price has been volatile.
The price of our common stock fluctuates significantly. The trading price of our common stock could be subject to wide fluctuations in response to:

•	future announcements concerning our company, our competitors or our principal customers, such as quarterly operating results, adjustments to previously reported results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations, or litigation;

•	the liquidity within the market of our common stock;

•	sales of common stock by our officers, directors and other insiders;

•	investor perceptions concerning the prospects of our business;

•	market conditions and investor sentiment affecting market prices of equity securities of high technology companies in the microelectronic or display industries;

•	general economic, political and market conditions, such as recessions or international currency fluctuations;

•	market reaction to acquisitions, joint ventures or strategic investments announced by us or our competitors;

•	lawsuits filed against the Company; and

•	compliance with the Sarbanes-Oxley Act.

ITEM 6 EXHIBITS
Exhibits

2.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)

2.2	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4 filed on June 11, 1998, Registration No. 333-56565).

2.3	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

2.4	Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp., and Interface Data, Systems, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 24, 2003.

2.5	Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P. (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2001).

3.1	Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed on December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-3 filed on June 2, 2003).

4.1	Shareholder Rights Agreement, effective December 6, 1996, (incorporated herein by reference to Exhibit 5 on Form 8-K, filed on December 19, 1996).

4.2	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

/s/ Hamid R. Shokrgozar

Hamid R. Shokrgozar
Chief Executive Officer

/s/ Roger A. Derse

Roger A. Derse
Vice President and Chief Financial Officer
Dated: February 9, 2006