Form 10-Q
period 2006-04-01
WHITE ELECTRONIC DESIGNS CORP
filed 2006-05-11
CIK 13606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 1, 2006
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
Large accelerated filer☐                      Accelerated filer ☑                     Non-accelerated filer☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 9, 2006 24,659,671 shares of the Registrant’s Common Stock were outstanding.

WHITE ELECTRONIC DESIGNS CORPORATION
AND SUBSIDIARIES

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of dollars, except share data)

	April 1, 2006	October 1, 2005
ASSETS
Current Assets
Cash and cash equivalents	$50,708	$51,008
Accounts receivable, less allowance for doubtful accounts of $324 and $250	17,928	19,457
Inventories, net	20,810	19,609
Assets held for sale	1,924	—
Prepaid expenses and other current assets	1,232	825
Deferred income taxes	4,288	4,508

Total Current Assets	96,890	95,407

Property, plant and equipment, net	14,087	14,952
Goodwill	5,670	5,670
Intangible assets, net	4,884	5,121
Other assets	117	118

Total Assets	$121,648	$121,268

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,898	$5,712
Accrued salaries and benefits	2,030	2,356
Other accrued expenses	2,578	3,701
Deferred revenue	1,648	1,797

Total Current Liabilities	11,154	13,566

Accrued long-term pension liability	547	547
Deferred income taxes	1,304	1,725
Other long-term liabilities	1,271	1,210

Total Liabilities	14,276	17,048

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 24,637,671 and 24,479,276 shares issued	2,460	2,448
Treasury stock, 44,442 and 44,442 shares, at cost	(4)	(4)
Additional paid-in capital	91,442	90,829
Retained earnings	13,656	11,129
Accumulated other comprehensive loss	(182)	(182)

Total Shareholders’ Equity	107,372	104,220

Total Liabilities and Shareholders’ Equity	$121,648	$121,268

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands of dollars, except share and per share data)

	Three months ended		Six months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net sales	$27,380	$27,860	$52,259	$56,725
Cost of sales	18,412	19,207	36,023	40,537

Gross profit	8,968	8,653	16,236	16,188

Operating expenses:
Selling, general and administrative	5,008	4,935	9,729	9,470
Research and development	1,742	1,560	3,399	2,926
Amortization of intangible assets	119	158	238	316

Total operating expenses	6,869	6,653	13,366	12,712

Operating income	2,099	2,000	2,870	3,476
Interest income	(498)	(212)	(959)	(432)

Income before income taxes	2,597	2,212	3,829	3,908
Provision for income taxes	881	706	1,302	1,193

Net income	$1,716	$1,506	$2,527	$2,715

Earnings per share — basic	$0.07	$0.06	$0.10	$0.11

Earnings per share — diluted	$0.07	$0.06	$0.10	$0.11

Weighted average number of common shares and equivalents:
Basic	24,516,922	24,440,801	24,501,341	24,406,369
Diluted	25,027,801	24,912,811	25,067,956	24,974,203
The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	Six months ended
	April 1, 2006	April 2, 2005
OPERATING ACTIVITIES:
Net income	$2,527	$2,715
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,979	2,085
Deferred income tax expense	(201)	385
(Gain) loss on sale of property, plant, and equipment	(22)	2
Stock-based compensation expense related to employee stock awards	229	—
Tax benefit related to exercise of stock options	93	43
Excess tax benefits from stock-based compensation	(57)	—
Net changes in balance sheet accounts:
Accounts receivable	1,475	1,088
Inventories	(1,201)	1,402
Prepaid expenses	(407)	(193)
Other assets	1	3
Accounts payable	(960)	(1,876)
Accrued expenses	(1,598)	487
Other long-term liabilities	61	(16)

Net cash provided by operating activities	1,919	6,125

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,732)	(922)
Disposition of property, plant and equipment	153	—

Net cash used in investing activities	(2,579)	(922)

FINANCING ACTIVITIES:
Common stock issued for exercise of options	303	278
Excess tax benefits from stock-based compensation	57	—

Net cash provided by financing activities	360	278

Net change in cash	(300)	5,481
Cash at beginning of period	51,008	38,030

Cash at end of period	$50,708	$43,511

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Acquisition of property, plant and equipment in accounts payable	$146	$—

The accompanying notes are an integral part of these financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. INTERIM FINANCIAL INFORMATION
The consolidated balance sheet as of April 1, 2006, the consolidated statements of operations for the three and six months ended April 1, 2006, and April 2, 2005, and the consolidated statements of cash flows for the six months ended April 1, 2006 and April 2, 2005 have been prepared by the Company and are unaudited. The consolidated balance sheet as of October 1, 2005 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended October 1, 2005. The Company’s fiscal year end is the Saturday nearest to September 30th.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005. The results of operations for the three and six months ended April 1, 2006 are not necessarily indicative of the operating results for the full year.
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
In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS follows:

	Three months ended
	April 1, 2006			April 2, 2005
	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net Income	$1,716,000			$1,506,000
Basic EPS
Earnings available to common stockholders	$1,716,000	24,516,922	$0.07	$1,506,000	24,440,801	$0.06

Effects of Dilutive Securities
Dilutive effect of stock options		510,879			472,010
Diluted EPS
Earnings available to common stockholders	$1,716,000	25,027,801	$0.07	$1,506,000	24,912,811	$0.06

     Options excluded from the calculation of diluted earnings per share were 846,959 and 883,783, respectively, as the exercise price was greater than the average share price for the period.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended
	April 1, 2006			April 2, 2005
	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net Income	$2,527,000			$2,715,000
Basic EPS
Earnings available to common stockholders	$2,527,000	24,501,341	$0.10	$2,715,000	24,406,369	$0.11

Effects of Dilutive Securities
Dilutive effect of stock options		566,615			567,834
Diluted EPS
Earnings available to common stockholders	$2,527,000	25,067,956	$0.10	$2,715,000	24,974,203	$0.11

     Options excluded from the calculation of diluted earnings per share were 856,959 and 883,783, respectively, as the exercise price was greater than the average share price for the period.
3.	STOCK BASED COMPENSATION
Executives and other key employees have been granted options to purchase common shares under stock option plans adopted during the period from 1987 to 2001. The option exercise price equals the fair market value of the Company’s common shares on the day of the grant. The vesting periods of our stock option awards generally range from three to four years. Options generally vest ratably over the period and have a maximum term of ten years.
Effective March 24, 2006, the White Electronic Designs Corporation 2006 Director Restricted Stock Plan was approved by the shareholders. Under this plan, non-employee directors receive an annual grant of 7,500 shares at the Annual Meeting that vest ratably over a three year period. The Company values these shares using the intrinsic method. For the 37,500 shares granted on March 24, 2006, these were valued at $5.81 per share, the closing price of the stock on the date of grant.
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
Effective October 2, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense in the financial statements for all share-based payment awards made to employees and directors based on estimated fair values. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been granted in prior periods. SFAS 123(R) also requires that excess tax benefits (i.e., tax benefits resulting from share-based compensation deductions in excess of amounts reported for financial reporting purposes) be reflected as financing cash inflows instead of operating cash inflows on our consolidated statements of cash flows. For the three months ended April 1, 2006, the Company recorded compensation expense of $116,000 and cash flows from financing activities of $54,000, which reduced cash flows from operating activities by the same amount. For the six months ended April 1, 2006, the Company recorded compensation expense of $229,000 and cash flows from financing activities of $57,000, which reduced cash flows from operating activities by the same amount. The compensation cost for share-based payment awards is included in selling, general and administrative on our consolidated statements of operations.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Prior to the Company’s adoption of SFAS 123(R), SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” requiring quarterly SFAS 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards was recognized over the service period.
The pro forma information required under SFAS 123 for the three and six months ended April 2, 2005 follows (in thousands, except per share amounts):

	Three months ended	Six months ended
	April 2, 2005	April 2, 2005
Net income — as reported	$1,506	$2,715
Employee stock compensation expense-net of tax	(260)	(530)

Net income — pro forma	$1,246	$2,185

Basic earnings per share — as reported	$0.06	$0.11

Basic earnings per share — pro forma	$0.05	$0.09

Diluted earnings per share — as reported	$0.06	$0.11

Diluted earnings per share — pro forma	$0.05	$0.09

A summary of the Company’s stock option activity for the three months ended April 1, 2006 follows (in thousands, except per share amounts):

		Options Outstanding
			Weighted Average
	Options Available	Options	Exercise Price
	for Grant	Outstanding	Per Share
Balance at December 31, 2005	1,127	2,238	$4.72
Granted	—	—	—
Exercised	—	(62)	2.15
Expired	—	—	—
Forfeited	—	(25)	5.15

Balance at April 1, 2006	1,127	2,151	$4.78

Weighted average fair value of all options granted during the period			$—

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the Company’s stock option activity for the six months ended April 1, 2006 follows (in thousands, except per share amounts):

		Options Outstanding
			Weighted Average
	Options Available	Options	Exercise Price
	for Grant	Outstanding	Per Share
Balance at October 1, 2005	1,167	2,208	$4.70
Granted	(40)	40	5.15
Exercised	—	(72)	2.21
Expired	—	—	—
Forfeited	—	(25)	5.15

Balance at April 1, 2006	1,127	2,151	$4.78

Weighted average fair value of all options granted during the period			$3.16

The total pretax intrinsic value of options exercised during the three and six months ended April 1, 2006 was approximately $224,000 and $249,000, respectively.
The following table summarizes significant ranges of outstanding and exercisable options as of April 1, 2006 (in thousands, except years and per share amounts):

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-
		Average	Average			Average
		Remaining	Exercise	Aggregate		Exercise	Aggregate
Range of	Number	Contractual	Price per	Intrinsic	Number	Price per	Intrinsic
Exercise Prices	Outstanding	Life (in Years)	Share	Value	Exercisable	Share	Value
0.0000 - 1.6000	262	2.57	$1.13		262	$1.13
1.6001 - 3.2000	422	3.05	2.57		422	2.57
3.2001 - 4.8000	511	4.99	3.83		511	3.83
4.8001 - 6.4000	233	7.57	5.78		168	6.02
6.4001 - 8.0000	518	7.14	6.98		483	6.92
8.0001 - 9.6000	102	6.06	8.67		100	8.67
9.6001 - 11.2000	91	4.06	10.60		91	10.60
11.2001 - 12.8000	12	7.41	12.19		12	12.19

Total	2,151	5.14	$4.78	$3,741	2,049	$4.72	$3,695

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.86 on March 31, 2006, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date. The total number of in-the-money options exercisable as of April 1, 2006 was approximately 1,342,000. As of October 1, 2005, 2,071,000 outstanding options were exercisable, and the weighted average exercise price was $4.58.
As of April 1, 2006, total compensation cost related to unvested stock options and restricted stock not yet recognized was approximately $0.7 million which is expected to be recognized over the next four years.
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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	April 1,	April 2,
	2006	2005
Weighted average expected stock price volatility	60%	81%
Weighted average expected option life (years)	5.08	5.11
Risk-free interest rate	4.78%	4.24%
Expected dividends	none	none
The Company used historical volatility as the expected volatility in the Black-Scholes model. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
4.	INVENTORIES, NET
Inventories consisted of the following (in thousands of dollars):

	April 1, 2006	October 1, 2005
Gross inventories:
Raw materials	$14,208	$12,933
Work-in-process	5,434	6,603
Finished goods	4,053	3,354

Total gross inventories	23,695	22,890
Less reserve for excess and obsolete inventories	(2,885)	(3,281)

Total net inventories	$20,810	$19,609

Raw materials included approximately $1.3 million at April 1, 2006 and October 1, 2005 for which the Company had received advance payment from the customer. These advance payments are recorded as deferred revenue until the finished goods are delivered. The Company maintains reserves for excess and obsolete inventory. Approximately $0.3 million and $0.5 million of inventories were written off against the reserve during the three and six months ended April 1, 2006, respectively.
5.	ASSETS HELD FOR SALE
Assets held for sale consisted of the following (in thousands of dollars):

	April 1, 2006	October 1, 2005
Land	$300	$—
Building and improvements	1,624	—

	$1,924	$—

The Company has put the Flower Street land and building in Phoenix, Arizona on the market as a result of the consolidation of the microelectronics segment and the relocation of the employees to the headquarters facility. The net book value of the land and building is presented as assets held for sale and depreciation of the building was discontinued in the second quarter of fiscal 2006.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6.	PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment consisted of the following (in thousands of dollars):

	As of
	April 1, 2006	October 1, 2005
Land	$397	$697
Buildings and improvements	1,806	3,738
Machinery and equipment	17,003	16,129
Furniture and fixtures	3,700	3,432
Leasehold improvements	6,299	2,225
Construction/assets in progress	524	3,020

Total, at cost	29,729	29,241
Less accumulated depreciation and amortization	(15,642)	(14,289)

Property, plant, and equipment, net	$14,087	$14,952

Depreciation expense was approximately $901,000 and $886,000 for the three months ended April 1, 2006 and April 2, 2005, respectively. Depreciation expense was approximately $1,741,000 and $1,761,000 for the six months ended April 1, 2006, and April 2, 2005, respectively.
7.	INTANGIBLE ASSETS, NET
The Company’s acquired intangible assets, almost all of which are subject to amortization, consisted of the following as of April 1, 2006 and October 1, 2005 (in thousands of dollars):

	Gross	Accumulated	Net
Intangible Assets	Amount	Amortization	Amount
April 1, 2006
Customer relationships	$4,100	$(866)	$3,234
Existing technology	2,427	(1,060)	1,367
Other	1,283	(1,000)	283

Total intangible assets	$7,810	$(2,926)	$4,884

October 1, 2005
Customer relationships	$4,100	$(729)	$3,371
Existing technology	2,427	(960)	1,467
Other	1,283	(1,000)	283

Total intangible assets	$7,810	$(2,689)	$5,121

Changes in the carrying amount of acquired intangible assets during the six months ended April 1, 2006 (in thousands of dollars):
WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance as of October 1, 2005	$5,121
Amortization	(237)

Balance as of April 1, 2006	$4,884

Estimated Aggregate Future Amortization Expense:

Remaining six months of 2006	$237
2007	473
2008	474
2009	473
2010	473
Thereafter	2,471

$4,601

8.	OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following major categories (in thousands of dollars):

	As of
	April 1, 2006	October 1, 2005
Sales commissions	$658	$914
Income taxes	370	1,308
Warranty reserve	604	622
Other accruals	946	857

Total accrued expenses	$2,578	$3,701

The Company estimates potential warranty obligations for its products based on annual product sales and historical customer product return data. Based on this data, the Company records estimated warranty reserves and expenses needed to account for the estimated cost of product returns.
The following table summarizes activity in the warranty reserve for the six months ended April 1, 2006 and April 2, 2005 (in thousands of dollars):

	Six months ended
	April 1, 2006	April 2, 2005
Warranty reserve, beginning of period	$622	$640
Provision for warranty claims	85	326
Warranty claims charged against the reserve	(103)	(375)

Warranty reserve, end of period	$604	$591

9.	CREDIT FACILITY
The Company maintains a $12.0 million revolving line of credit with JPMorgan Chase. Borrowings under the line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase “prime rate”. The line of credit was extended on March 27, 2006 for an additional 90 days. We expect to renew the line of credit in the third quarter of fiscal 2006. As of April 1, 2006, there were no borrowings against the line of credit, and we have not borrowed against the line of credit since April 2003.
10.	PENSION PLAN
The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
pursuant to a collective bargaining agreement. The following table summarizes the components of net periodic benefit cost recognized (in thousands of dollars):

	Three months ended		Six months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Service cost	$28	$21	$56	$41
Interest cost	57	43	114	86
Expected return on plan assets	(59)	(43)	(118)	(86)
Amortization of prior service cost	12	6	24	13
Amortization of net loss	—	3	—	6

Net periodic benefit cost	$38	$30	$76	$60

11.	FINANCIAL DATA BY BUSINESS SEGMENT
The Company has two business segments, each of which requires different design and manufacturing resources and generally serves customers in different markets. The microelectronic segment accounted for approximately 61% and 58% of total Company net sales, while the display segment accounted for approximately 39% and 42% of total Company net sales during the three and six months ended April 1, 2006, respectively.
The microelectronic segment manufactures semiconductor multi-chip packaged products primarily for memory storage and are mainly used in embedded systems, including single board computers, hand held processors, test equipment, servers and data loggers. Our products in the microelectronic segment are generally sold to military prime contractors and commercial original equipment manufacturers (“OEMs”) in the aerospace, defense, military equipment, computer networking and telecommunication/data communication industries. A commercial grade product generally meets the standard of industries such as the consumer electronics, computer networking and telecommunication and data communication industries. Higher performing products, also known as high-reliability products, are needed in certain industries, such as aerospace, defense, and military equipment, and are often referred to as “military” products. Military products are designed to meet more stringent standards and are resistant to adverse conditions, such as extremely high and low temperatures. High-reliability products can also be used in industrial applications where products are exposed to harsh conditions. The microelectronic segment also includes anti-tamper security coating for mission critical semiconductor components in military applications, to prevent reverse engineering of secure electronic circuits.
The display segment serves a number of markets with products and solutions that are incorporated into global positioning systems, automatic teller machines, point of service (“POS”) order confirmation displays, home appliances, consumer electronics, medical devices, outdoor displays, military and industrial avionics and various military applications. Our display segment manufactures enhanced viewing liquid crystal displays, interface devices and electromechanical assemblies. Enhanced viewing liquid crystal displays can be either ruggedized or commercial. Ruggedized displays are manufactured to perform in harsh environmental conditions, primarily in military and high-end industrial applications, while commercial display products offer greater viewing performance than off-the-shelf displays, but are not designed for harsh environmental conditions. Interface devices include electromechanical components and instrument packages that can consist of ruggedized keyboards, aircraft trim panels, rotating devices, mechanical packages, membrane keypads, silver flexible circuits, graphic overlays, control panels, and keypad/controller assemblies.
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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
During the three months ended April 1, 2006, On Command Corporation accounted for approximately 11% of total net sales, however during the six months ended April 1, 2006, no one customer accounted for more than 10% of total net sales. During the three months ended April 1, 2006, Motion Computing and Whirlpool Corporation accounted for approximately 11% and 10%, respectively, of display segment net sales. On Command Corporation and L3 Communications accounted for approximately 17% and 13%, respectively, of microelectronic segment net sales for the three months ended April 1, 2006. During the six months ended April 1, 2006, both Motion Computing and Whirlpool Corporation accounted for approximately 10% of display segment net sales, while L3 Communications, On Command Corporation and Unisys accounted for approximately 12%, 11% and 10%, respectively, of microelectronic segment net sales.
During the three and six months ended April 2, 2005, no one customer accounted for more than 10% of total net sales. However, during the three months ended April 2, 2005, Whirlpool Corporation and NCR Corporation both accounted for approximately 12% of display segment net sales and On Command Corporation accounted for approximately 12% of the microelectronic segment net sales. For the six months ended April 2, 2005, Whirlpool Corporation and NCR Corporation accounted for approximately 12% and 15%, respectively, of display segment net sales and On Command Corporation accounted for approximately 13% of microelectronic segment net sales.
A significant portion of the Company’s business activity in each segment is from contractors who have contracts with the United States Department of Defense. Military sales were $13.8 million and $11.1 million for the quarters ended April 1, 2006 and April 2, 2005, respectively, and $25.6 million and $22.9 million for the first half of fiscal 2006 and 2005, respectively.
Foreign sales as a percentage of total net sales in the three months ended April 1, 2006 and April 2, 2005 were 20% and 18%, respectively. Foreign sales as a percentage of total net sales for the six months ended April 1, 2006 and April 2, 2005 were 22% and 18%, respectively.
A summary of net sales by geographic region is as follows (in thousands of dollars):

	Three months ended		Six months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
United States of America	$21,970	$22,913	$40,573	$46,274
Europe and Middle East	1,980	2,073	5,050	5,285
Asia Pacific	2,431	1,890	5,082	3,986
Other	999	984	1,554	1,180

Net sales	$27,380	$27,860	$52,259	$56,725

A summary of results of operations by business segment is as follows (in thousands of dollars):
WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended		Six months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net sales
Microelectronic	$16,622	$15,385	$30,510	$31,577
Display	10,758	12,475	21,749	25,148

Net sales	$27,380	$27,860	$52,259	$56,725

Income (loss) before tax
Microelectronic	$3,030	$2,780	$4,382	$4,951
Display	(433)	(568)	(553)	(1,043)

Total income before income taxes	$2,597	$2,212	$3,829	$3,908

Capital expenditures
Microelectronic	$796	$355	$2,584	$748
Display	225	144	294	174

Total capital expenditures	$1,021	$499	$2,878	$922

Depreciation and amortization expense
Microelectronic	$594	$604	$1,111	$1,201
Display	426	442	868	884

Total depreciation and amortization	$1,020	$1,046	$1,979	$2,085

	As of
	April1,2006	October1,2005
Identifiable assets
Microelectronic	$38,220	$38,780
Display	28,315	26,853
General corporate	55,113	55,635

Total assets	$121,648	$121,268

12.	RECENT ACCOUNTING PRONOUNCEMENTS
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
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of abnormal. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are now in effect for inventory costs incurred in fiscal 2006. The implementation of this Statement has not had a material impact on the Company’s financial condition or results of operations.

13.	COMMITMENTS AND CONTINGENCIES
Contingencies
WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors (the “defendants”). The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint was filed on or about February 14, 2005. The defendants’ motions to dismiss that complaint were granted on February 14, 2006. The plaintiffs filed an amended complaint on April 17, 2006 (the “Complaint”). Like the dismissed complaint, the new Complaint alleges, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, and issued a misleading registration statement and prospectus in connection with the Company’s July 2003 secondary offering. The Complaint seeks unspecified monetary damages. Defendants’ motions to dismiss the new Complaint are due on June 1, 2006. The Company believes plaintiffs’ claims are without merit and it intends to vigorously defend itself in the consolidated matter. Although the outcome of this litigation is uncertain, based on the Company’s current assessment of the merits of the Complaint and considering the amount of insurance the Company maintains covering claims of this nature, the Company does not believe the ultimate outcome of these matters will have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.
On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company was also named as a nominal defendant in both actions. The complaints alleged that between January 2003 and the date the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints alleged claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment, and sought unspecified damages, equitable relief, and restitution against the individual defendants. On June 7, 2005, the Court dismissed the Dodt action and on June 15, 2005, the Court dismissed the Christ action. Mr. Dodt has appealed the dismissal of his complaint. His appellate brief is due on June 16, 2006 and the defendants’ opposition to the appeal is due on July 28, 2006. The Company believes the claims made in the complaints are without merit and, in the event that the plaintiff’s appeal is successful, intends to vigorously defend these actions. Although the outcome of this litigation is uncertain, based on the Company’s current assessment of the merits of the complaints and considering the amount of insurance the Company maintains covering claims of this nature, the Company does not believe the ultimate outcome of these matters will have a material adverse effect on its consolidated results of operations, liquidity or financial condition.
In addition, from time to time, the Company is subject to claims and litigation incident to its business. There are currently no such pending proceedings to which the Company is a party that the Company believes will have a material adverse effect on the Company’s consolidated results of operations, liquidity, or financial condition.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED APRIL 1, 2006 COMPARED TO THE THREE AND SIX MONTH PERIODS ENDED APRIL 2, 2005
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
Executive Summary
Our net sales for the quarter ended April 1, 2006 decreased approximately $0.4 million, to $27.5 million from $27.9 million for the quarter ended April 2, 2005. During the first six months of fiscal 2006, net sales decreased approximately $4.5 million to $52.2 million from $56.7 million during the first six months of fiscal 2005. Military sales in both our microelectronic and display segments saw the benefit of strong bookings in the second half of fiscal 2005, as sales increased approximately $2.6 million for the three and six months ended April 1, 2006 as compared to the same prior year periods. Commercial sales decreased approximately $3.1 million and $7.1 million for the three and six months ended April 1, 2006 as compared to the same prior year periods. In the third quarter of fiscal 2005, we made a strategic business decision in our display segment not to pursue future business in low margin products. In connection with this decision our contract with NCR Corporation ended in our fourth quarter of fiscal 2005 which resulted in a decrease in net sales of $1.4 million and $3.1 million for the three and six months ended April 1, 2006, respectively. We also continued to be impacted by the effects of a customer’s hotel entertainment delivery systems being delayed due to the hurricanes in the Gulf Coast region last year. Additionally shipments slowed to our interface customers as a result of the slowdown in the appliance industry.
A key indicator of our future sales is the amount of new orders received compared to current net sales, known as the book-to-bill ratio. During the quarter ended April 1, 2006, we had new orders of approximately $24.9 million, which equates to a book-to-bill ratio of .91 for the period. Display segment orders were approximately $8.3 million during the quarter resulting in a segment book-to-bill ratio of .77 for the quarter. However, we believe this was a timing issue and expect display segment bookings to improve in the second half of the fiscal year. Orders for the microelectronic segment were approximately $16.7 million during the quarter resulting in a segment book-to-bill ratio of 1.00.
Our gross margins increased during the three months ended April 1, 2006 to 33% from 31% during the comparable period of fiscal year 2005. Gross margins increased for the six months ended April 1, 2006 to 31% from 29% for the comparable period of fiscal year 2005. The primary reason for the increase in the three months and six months ended April 1, 2006 was higher margins in the display segment. The microelectronic segment gross margins were 41% and 38%, respectively, for the three and six months ended April 1, 2006 versus 42% and 38%, respectively, during the comparable period of fiscal 2005. The display segment gross margins increased to 20% and 21%, respectively, for the three and six months ended April 1, 2006 from 18% and 17%, respectively, for the comparable periods of fiscal 2005, primarily due to the strategic decision we made in not pursuing lower margin sales and the resulting end of our contract with NCR Corporation.

Our overall production has, at times, been affected by longer lead times for certain components, which may affect the timing and cost of sales during the year. The availability and price of memory and display components, based on supply and demand, will increase and decrease on a monthly or quarterly basis. When demand exceeds supply, prices will generally increase and lead times will lengthen. When supply exceeds demand, prices will generally decrease and lead times will shorten. Since Intel Corporation did not launch the Double Data Rate II (“DDR II”) system as analysts were anticipating, the Dynamic Random Access Memory (“DRAM”) and DDR II market continues to be soft due to high levels of supply, and accordingly, prices have decreased. It is predicted that prices will increase in the second half of fiscal 2006. The Flash memory market is in a growth mode and prices are expected to increase. The availability of liquid crystal displays (“LCDs”) has stabilized with prices up slightly over the last few quarters. Due to the expected demand of LCD televisions, analysts are predicting a shortage of LCDs in the second half of calendar 2006, which may impact the availability of LCD products and cause prices to increase.
We have purchased and placed duplicate equipment for our Max-Vu™ process technology in a manufacturing company located in China in order to be more competitive in the commercial display market for our tablet personal computer products. We began production using this equipment in the second quarter of fiscal 2006 and will continue to migrate other related business to China.
We continue to invest further in the anti-tamper process technology as we expect to secure additional opportunities in the years to come.
Net income for the three months ended April 1, 2006 was approximately $1.7 million compared to $1.5 million for the same period in fiscal 2005. Increases in gross profit and interest income offset increases in operating and income tax expenses. Interest income increased due to our increase in cash balances and higher average interest rates. Net income for the six months ended April 1, 2006 was approximately $2.5 million compared to $2.7 million for the same period in fiscal 2005. Increased investment in research and development and increases in selling, general and administrative expenses accounted for the decline.
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

Reserve for Excess and Obsolete Inventory
Historically, we have experienced fluctuations in the demand for our products based on cyclical fluctuations in the microelectronic and display markets. These fluctuations may cause inventory on hand to lose value or become obsolete. In order to present the appropriate inventory value on our financial statements, we identify slow moving or obsolete inventories and record provisions to write down those inventories to net realizable value. These provisions are based on our comparison of the value of inventory on hand against expected future sales. If future sales are less favorable than those projected, additional inventory provisions may be required.
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
Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years.
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
Income Taxes
We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carry forwards. We regularly review our deferred tax assets for recoverability and, if necessary, establish a valuation allowance.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of net sales:

	For the three months ended		For the six months ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.2%	68.9%	68.9%	71.5%

Gross profit	32.8%	31.1%	31.1%	28.5%

Operating expenses:
Selling, general and administrative	18.3%	17.7%	18.7%	16.7%
Research and development	6.4%	5.6%	6.5%	5.1%
Amortization of intangible assets	0.4%	0.6%	0.5%	0.6%

Total operating expenses	25.1%	23.9%	25.6%	22.3%

Operating income	7.7%	7.2%	5.5%	6.2%
Interest income	(1.8%)	(0.7%)	(1.8%)	(0.8%)

Income before income taxes	9.5%	7.9%	7.3%	7.0%
Provision for income taxes	3.2%	2.5%	2.5%	2.1%

Net income	6.3%	5.4%	4.8%	4.9%

Three Months ended April 1, 2006 compared to Three Months ended April 2, 2005
Net Sales
The following table shows our net sales by our two business segments and the markets they serve (in thousands, except percentages):

	Three months ended
	April 1,	April 2,
	2006	2005
Microelectronic Segment
Military/Industrial Market	$10,867	$8,918
Commercial Market	5,755	6,467

	16,622	15,385

Display Segment
Military/Industrial Market	2,922	2,228
Commercial Market	7,836	10,247

	10,758	12,475

Total	$27,380	$27,860

Microelectronic Segment
Military/Industrial Market	40%	32%
Commercial Market	21%	23%

	61%	55%

Display Segment
Military/Industrial Market	11%	8%
Commercial Market	28%	37%

	39%	45%

Total	100%	100%

Net sales were approximately $27.5 million for the three months ended April 1, 2006, a decrease of $0.4 million, or 2%, from $27.9 million for the three months ended April 2, 2005.
Military/industrial sales in the microelectronic segment were approximately $10.9 million for the three months ended April 1, 2006, an increase of $2.0 million, or 22% from $8.9 million for the three months ended April 2, 2005. We began to see the benefit of strong bookings in the second half of fiscal 2005, which had not previously shipped due to customer scheduling and long lead times. We expect fiscal 2006 sales to be consistent with fiscal 2005.
Commercial sales in the microelectronic segment were approximately $5.8 million for the three months ended April 1, 2006, a decrease of $0.7 million, or 11% from $6.5 million for the three months ended April 2, 2005. The decrease was primarily due to a decrease in current customer requirements in this market. We expect fiscal 2006 sales to be lower than fiscal 2005.
Military/industrial sales in the display segment were approximately $2.9 million for the quarter ended April 1, 2006, an increase of $0.7 million, or 31% from $2.2 million for the quarter ended April 2, 2005. The increase was due to a general increase in overall order activity and the timing of customer requirements. We expect sales to be flat for the remainder of fiscal 2006.
Commercial sales in the display segment were approximately $7.8 million for the three months ended April 1, 2006, a decrease of $2.4 million, or 24% from $10.2 million for the three months ended April 2, 2005. The decrease was primarily due to decreased sales to NCR Corporation of $1.3 million and decreased orders of our interface products. We made a strategic business decision in the third quarter of fiscal 2005 not to pursue future orders of this type with NCR Corporation due to the margins on this business, and their contract ended in the fourth quarter of fiscal 2005. While we expect the tablet PC and Max-Vu™ technology products to assist in replacing our lost sales, we expect fiscal 2006 sales to be lower than fiscal 2005.

During the three months ended April 1, 2006, On Command Corporation accounted for approximately 11% of total net sales. Motion Computing and Whirlpool Corporation accounted for approximately 11% and 10%, respectively, of display segment net sales and On Command Corporation and L3 Communications accounted for approximately 17% and 13%, respectively, of microelectronic segment net sales.
During the three months ended April 2, 2005, no one customer accounted for more than 10% of total net sales. However during the three months ended April 2, 2005, Whirlpool Corporation and NCR Corporation both accounted for approximately 12% of display segment sales and On Command Corporation accounted for approximately 12% of microelectronic segment net sales.
The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, sales of our membrane keypad products, which totaled approximately $2.5 million for the three months ended April 1, 2006, are subject to seasonal fluctuations relating to increased home appliance sales in the spring and fall. Historically, military sales have been strongest during our fiscal fourth quarter.
Gross Profit
The following table illustrates our two segments’ gross margin percentages by the markets they serve:

	Three months ended
	April 1,	April 2,
	2006	2005
Microelectronic Segment
Military/Industrial Market	52%	54%
Commercial Market	20%	26%

Microelectronic Segment Total	41%	42%

Display Segment
Military/Industrial Market	38%	29%
Commercial Market	13%	15%

Display Segment Total	20%	18%

Company Total	33%	31%
Gross profit was approximately $9.0 million for the three months ended April 1, 2006, an increase of $0.3 million or 4% from $8.7 million for the three months ended April 2, 2005. For the three months ended April 1, 2006, gross margin as a percentage of net sales was approximately 33%, compared to 31% for the three months ended April 2, 2005.
Gross profit for the microelectronic segment was approximately $6.7 million for the three months ended April 1, 2006, an increase of $0.3 million, or 6%, from $6.4 million for the three months ended April 2, 2005. Gross margin as a percentage of microelectronic segment sales was approximately 41% for the three months ended April 1, 2006, compared to 42% for the three months ended April 2, 2005. The $0.3 million increase in microelectronic segment gross profit was due to the increase in gross profit from our military/industrial products, primarily as a result of higher sales volume, which offset the lower sales volume and lower margin sales in our commercial market. Gross margins in the commercial market decreased due to an unfavorable product mix, lower sales and underabsorption of overhead.
Gross profit for the display segment was approximately $2.2 million for the three months ended April 1, 2006, consistent with the $2.2 million for the three months ended April 2, 2005. Gross margin as a percentage of display segment net sales was approximately 20% for the three months ended April 1, 2006 and 18% for the three months ended April 2, 2005. The $0.5 million decrease in commercial products gross profit was offset by a $0.5 million increase in military/industrial gross profit. The decrease in commercial gross profit was due to lower sales and under absorption of overhead. The increase in military/industrial gross profit was due to higher sales volume and overall product mix. Gross margins for our display segment products continue to come under pressure from both domestic and Asian competition, and while we are implementing manufacturing strategies to improve our competitive position, it may be difficult to improve current gross margins in the future.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense (including bonuses in accordance with Compensation Committee policies), selling expenses (including commissions), information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were approximately $5.0 million for the three months ended April 1, 2006, an increase of $0.1 million, or 2%, from $4.9 million for the three months ended April 2, 2005. The increase in general and administrative expenses of $0.3 million was offset by a decrease in selling expenses of $0.2 million. General and administrative expenses increased primarily due to compensation expense related to the adoption of SFAS 123(R), accrued compensation and rent and moving expenses related to the consolidation of our microelectronics segment operations in Phoenix, Arizona. Selling expenses decreased due to lower commissions as a result of lower sales and changes in the commission structure.
Selling, general and administrative expenses as a percentage of net sales remained consistent at 18% for the three months ended April 1, 2006 when compared to the three months ended April 2, 2005. As part of our overall management planning and analysis process, we have traditionally targeted approximately 15% of net sales for selling, general and administrative expenses. Because of the continued compliance requirements related to the Sarbanes-Oxley Act and the adoption of SFAS 123(R), we are expecting selling, general and administrative expenses to average between 16% and 18% in the future.
Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were approximately $1.7 million for the three months ended April 1, 2006, an increase of $0.1 million, or 12%, from $1.6 million for the three months ended April 2, 2005. The increase was primarily attributable to increased expenditures for our next generation anti-tamper, tablet personal computer and touch screen tablet personal computer technologies and headcount. Research and development expenses as a percentage of net sales have remained consistent and averaged between 5% and 6% of net sales over the past several quarters. However, as a result of our additional investment in research and development related to the above mentioned technologies, we expect research and development expenses to average 6% to 7% of net sales for fiscal 2006.
Ongoing product development projects for the microelectronic segment include new packaging designs for various types of memory products including DRAM, DDR II, flash/compact flash and microprocessors, along with microprocessor modules and ball grid array packaging products using these semiconductors; continuing development of anti-tamper technology for microelectronic products; next generation memory and power personal computer products assembled in various multi-chip packages to be used in both commercial and military markets; and qualification of new semiconductor products. Ongoing product development projects for the display segment include glass lamination process technology, our new Max-Vu™ process technology for tablet personal computers, next generation touch screen tablet personal computer technology and display systems development.
Interest Income
Interest income consists of interest earned on our cash balances invested primarily in a money market account. Interest income was approximately $498,000 for the three months ended April 1, 2006, an increase of $286,000 compared to $212,000 for the three months ended April 2, 2005. This increase was attributable to the increase in invested balances between periods primarily as a result of the reinvestment of cash flows from operations, and increased interest rates.

Amortization of Intangible Assets
Intangible asset amortization for the three months ended April 1, 2006 and April 2, 2005 totaled approximately $119,000 and $158,000, respectively.
Income Taxes
Income tax expense totaled $0.9 million for the three months ended April 1, 2006 compared to $0.7 million for the three months ended April 2, 2005, an increase of $0.2 million. The Company’s effective tax rate approximated 34% for the three months ended April 1, 2006 and 32% for the three months ended April 2, 2005. The Company’s effective tax rate differs from the federal statutory tax rate of 35% due to the incremental impact of state income taxes offset by reductions for foreign sales exclusions, a new manufacturers’ deduction and research and experimentation tax credits currently available for federal income tax purposes. The unfavorable effect on our rate of the partial phasing out of federal foreign sales exclusions was offset by the phasing in of a new manufacturing deduction.
The increase in the effective rate from the three months ended April 2, 2005 is primarily due to changes in the tax law related to the research and development credit. The research and development credit expired December 31, 2005, thereby increasing our effective rate in fiscal 2006. It is anticipated that Congress may again reinstate the credit. However, there is uncertainty as to the effective date. Excluding the effect of the expiration of the research and development credit, our effective tax rate would have been approximately 31% in the second quarter of fiscal 2006.
Six Months ended April 1, 2006 compared to Six Months ended April 2, 2005
Net Sales
The following table shows our net sales by our two business segments and the markets they serve (in thousands, except percentages):

Amortization of Intangible Assets

	Six months ended
	April 1,	April 2,
	2006	2005
Microelectronic Segment
Military/Industrial Market	$19,872	$17,961
Commercial Market	10,638	13,616

	30,510	31,577

Display Segment
Military/Industrial Market	5,710	4,995
Commercial Market	16,039	20,153

	21,749	25,148

Total	$52,259	$56,725

Microelectronic Segment
Military/Industrial Market	38%	32%
Commercial Market	20%	24%

	58%	56%

Display Segment
Military/Industrial Market	11%	9%
Commercial Market	31%	35%

	42%	44%

Total	100%	100%

Net sales were approximately $52.2 million for the six months ended April 1, 2006, a decrease of $4.5 million, or 8%, from $56.7 million for the six months ended April 2, 2005.
Military/industrial sales in the microelectronic segment were approximately $19.9 million, an increase of $1.9 million for the six months ended April 2, 2005 from $18.0 million for the six months ended April 2, 2005. The increase in sales of $1.9 million is primarily due to the benefit of strong bookings in the second half of fiscal 2005, which had not previously shipped due to customer scheduling and long lead times. We expect fiscal 2006 sales to be consistent with fiscal 2005.
Commercial sales in the microelectronic segment were approximately $10.6 million for the six months ended April 1, 2006, a decrease of $3.0 million, or 22% from $13.6 million for the six months ended April 2, 2005. The decline was due to shipments for a customer’s hotel entertainment delivery system being delayed due to the hurricanes in the Gulf Coast, which had a significant effect on their business, and the transition of a major product to offshore production which is currently going through qualification. We expect fiscal 2006 sales to be lower than fiscal 2005.
Military/industrial sales in the display segment were $5.7 million for the six months ended April 1, 2006, an increase of $0.7 million, or 14%, from $5.0 million for the six months ended April 2, 2005. The increase was due to increased orders and the timing of customer requirements. We expect sales to be flat for the remainder of fiscal 2006.
Commercial sales in the display segment were approximately $16.0 million for the six months ended April 1, 2006, a decrease of $4.1 million, or 20%, from $20.1 million for the six months ended April 2, 2005. The decrease was primarily due to decreased sales to NCR Corporation of $3.1 million as well as decreased orders of our interface products due to the slowdown in the appliance industry. We made a strategic business decision in the third quarter of fiscal 2005 not to pursue future orders of this type with NCR Corporation due to the margins on this business, and their contract ended in the fourth quarter of fiscal 2005. While we expect the tablet PC and Max-Vu™ technology products to assist in replacing our lost sales, we expect fiscal 2006 sales to be lower than fiscal 2005.

During the six months ended April 1, 2006, no one customer accounted for more than 10% of our total net sales. For the six months ended April 1, 2006, both Motion Computing and Whirlpool Corporation accounted for approximately 10% of display segment net sales, while L3 Communications, On Command Corporation and Unisys accounted for approximately 12%, 11% and 10%, respectively, of microelectronic segment net sales.
During the six months ended April 2, 2005, no one customer accounted for more than 10% of our total net sales. For the six months ended April 2, 2005, Whirlpool Corporation and NCR Corporation accounted for approximately 12% and 15%, respectively, of our display segment net sales, while On Command Corporation accounted for approximately 13% of our microelectronic segment net sales.
The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, sales of our membrane keypad products, which totaled approximately $6.5 million in the six months ended April 2, 2005, are subject to seasonal fluctuations relating to increased home appliance sales in the spring and fall. Historically, military sales have been strongest during our fiscal fourth quarter.
Gross Profit
The following table illustrates our two segments’ gross margin percentages by the markets they serve:

	Six months ended
	April 1,	April 2,
	2006	2005
Microelectronic Segment
Military/Industrial Market	47%	50%
Commercial Market	21%	22%

Microelectronic Segment Total	38%	38%

Display Segment
Military/Industrial Market	41%	25%
Commercial Market	14%	15%

Display Segment Total	21%	17%

Company Total	31%	29%
Gross profit was approximately $16.2 million for the six months ended April 1, 2006, consistent with the six month period ended April 2, 2005. For the six months ended April 1, 2006, gross margin as a percentage of net sales was approximately 31%, compared to approximately 29% for the six months ended April 2, 2005.
Gross profit for the microelectronic segment was approximately $11.6 million for the six months ended April 1, 2006, a decrease of $0.4 million, or 3%, from $12.0 million for the six months ended April 2, 2005. The decrease in microelectronic segment gross profit was caused by a $0.8 million decrease in gross profit in our commercial products offset by a $0.4 million increase in our military/industrial products. Gross margin as a percentage of microelectronic net sales was approximately 38% for the six months ended April 1, 2006 and the six months ended April 2, 2005. The decrease in gross profit for our commercial products was the result of lower sales volume combined with a lower margin product mix. The increase in our military products gross profit was mainly the result of higher sales volume offset by a lower margin product mix. Gross profit is highly driven by product mix and volume; therefore it will fluctuate on a quarterly basis as the percentage of military versus commercial as a percentage of the total changes.
Gross profit for the display segment was approximately $4.6 million for the six months ended April 1, 2006, an increase of $0.4 million, or 10%, from $4.2 million for the six months ended April 2, 2005. This increase in gross profit was the result of an increase in the military/industrial products of $1.1 million, offset by a decrease in the commercial products of $0.7 million. Gross margin as a percentage of display segment net sales was approximately 21% for the six months ended April 1, 2006 and 17% the six months ended April 2, 2005. The increase in gross profit for the military/industrial market is the result of higher sales volume and higher margin products. The decrease in the commercial gross profit was primarily driven by the decrease in sales volume.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense (including bonuses in accordance with Compensation Committee policies), selling expenses (including commissions), information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were approximately $9.7 million for the six months ended April 1, 2006, an increase of $0.2 million, or 3%, from $9.5 million for the six months ended April 2, 2005. The increase in general and administrative expenses of $1.1 million was offset by a decrease in selling expenses of $0.9 million. General and administrative expenses increased primarily due to compensation expense related to the adoption of SFAS 123(R), accrued compensation, moving expenses related to the consolidation of our microelectronics segment, bad debt expense, and expenses related to compliance with the Sarbanes-Oxley Act. Selling expenses decreased due to lower commissions as a result of lower sales and changes in the commission structure.
Selling, general and administrative expenses as a percentage of net sales were 19% for the six months ended April 1, 2006 and 17% for the six months ended April 2, 2005. The increase in the percentage is primarily the result of lower sales during the six month period. As part of our overall management planning and analysis process, we have traditionally targeted approximately 15% of net sales for selling, general and administrative expenses. Because of the continued compliance requirements related to the Sarbanes-Oxley Act and the adoption of SFAS 123(R), we are expecting selling, general and administrative expenses to average between 16% and 18% in the future.
Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were approximately $3.4 million for the six months ended April 1, 2006, an increase of $0.5 million, or 16%, from $2.9 million for the six months ended April 2, 2005. The increase was primarily attributable to increased expenditures for our next generation anti-tamper, tablet personal computer and touch screen tablet personal computer technologies and increased headcount. Research and development expenses have generally averaged between 5% and 6% of net sales. However, as a result of our additional investment in research and development related to the above mentioned technologies, we expect research and development expenses to average between 6% and 7% of net sales for fiscal 2006.
Ongoing product development projects for the microelectronic segment include new packaging designs for various types of memory products including DRAM, DDR II, flash and microprocessors, along with microprocessor modules and ball grid array packaging products using these semiconductors; continuing development of anti-tamper technology for microelectronic products; next generation memory and power personal computer products assembled in various multi-chip packages to be used in both commercial and military markets; and qualification of new semiconductor products. Ongoing product development projects for the display segment include glass lamination process technology, our new Max-Vu™ process technology for tablet personal computers, next generation touch screen tablet personal computers and display systems development.
Interest Income
Interest income consists of interest earned on our cash balances invested primarily in a money market account. Interest income was approximately $959,000 for the six months ended April 1, 2006, an increase of $527,000 compared to $432,000 for the six months ended April 2, 2005. This increase was attributable to the increase in invested balances between periods, primarily as a result of the reinvestment of cash flows from operations, and increased interest rates.
Amortization of Intangible Assets
Intangible asset amortization for the six months ended April 1, 2006 and April 2, 2005 totaled $238,000 and

$316,000, respectively.
Income Taxes
Income tax expense totaled $1.3 million for the six months ended April 1, 2006 compared to $1.2 million for the six months ended April 2, 2005. The Company’s effective tax rate was approximately 34% for the six months ended April 1, 2006 and 31% for the six months ended April 2, 2005. The Company’s effective tax rate differs from the federal statutory tax rate of 35% due to the incremental impact of state income taxes offset by reductions for foreign sales exclusions, a new manufacturers’ deduction and research and experimentation tax credits currently available for federal income tax purposes. The unfavorable effect on our rate of the partial phasing out of federal foreign sales exclusions was offset by the phasing in of a new manufacturing deduction.
The increase in the effective rate for the three months ended April 2, 2005 is primarily due to changes in the tax law related to the research and development credit. Due to the provisions of SFAS No. 109, we recorded a catch-up in the first quarter of fiscal 2005 for the fourth quarter of fiscal 2004 for the reinstatement of the research and development credit back to July 1, 2004. The research and development credit again expired December 31, 2005, thereby increasing our effective rate in the first half of fiscal 2006. It is anticipated that Congress may again reinstate the credit. However, there is uncertainty as to the effective date. Excluding the effect of the expiration of the research and development credit, our effective tax rate would have been approximately 32% in the first half of fiscal 2006.
Liquidity and Capital Resources
Cash on hand as of April 1, 2006 totaled approximately $50.7 million. During the six months ended April 1, 2006, cash provided by operating activities was approximately $1.9 million compared to cash provided of $6.1 million in the prior year period. The decrease was primarily due to changes in working capital items. Net income, non-cash charges and a decrease in accounts receivable were the primary sources of cash during the 2006 period. Depreciation and amortization totaled approximately $2.0 million for both periods. We expect depreciation and amortization to increase now that we have completed the leasehold improvements related to the consolidation of our two Phoenix locations.
Purchases of property, plant and equipment during the six months ended April 1, 2006 totaled approximately $2.9 million, with $0.1 million remaining in accounts payable at quarter-end. During the six months ended April 1, 2006, the purchases included $2.6 million for our microelectronic manufacturing facilities, primarily for tenant improvements, and $0.3 million for our display and interface manufacturing facilities.
In connection with our decision to consolidate our two Phoenix locations, we entered into a ten-year operating lease for the expanded headquarters/microelectronics building in fiscal 2005. As of the end of the second quarter of fiscal 2006, we had incurred approximately $4.1 million in improvements. The project and the consolidation were completed in the second quarter of fiscal 2006. We also put the Flower Street land and building in Phoenix on the market. We expect proceeds from the sale of the land and building to exceed our net book value of approximately $1.9 million as of April 1, 2006; however, we do not expect any ultimate gain or loss to have a material impact on our consolidated results of operations.
Accounts receivable decreased approximately $1.5 million from the fiscal year ended October 1, 2005, primarily due to an overall net sales decrease of $2.6 million from the quarter ended October 1, 2005. Days sales outstanding at April 1, 2006 were 60 days compared to 61 days as of October 1, 2005. Our days sales outstanding typically approximate 62 days.
Inventories increased approximately $1.2 million from the end of fiscal 2005. Inventory of approximately $20.8 million as of April 1, 2006 represented 103 days of inventory on hand, more than the 87 days on hand at October 1, 2005. The levels of inventory fluctuate based on changes in expected production requirements, the fulfillment of orders and availability of raw materials. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to buy larger amounts of inventory per purchase and hold it for longer periods of time. This would have the effect of increasing our days of inventory on hand. We expect to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our cash balances and operating cash flows.
Prepaid expenses increased approximately $0.4 million from the end of fiscal 2005. This increase was primarily due to the prepayment of insurance and royalties.
Accounts payable as of April 1, 2006 decreased approximately $0.8 million from the end of fiscal 2005 primarily due to the timing of inventory receipts and payments. Deferred revenue at April 1, 2006 was approximately $1.6 million. Additionally, accrued income taxes were approximately $1.0 million lower than at year-end as a result of the timing of estimated tax payments. Accrued commissions were approximately $0.3 million lower than the previous year-end because of lower sales volume to customers covered by our manufacturers’ representatives.
Accrued salaries and benefits were approximately $0.3 million lower at April 1, 2006 compared to the end of fiscal 2005 due to the payment of accrued compensation, partially offset by higher vacation/sick balances.
We have a $12.0 million revolving line of credit with JPMorgan Chase. Borrowings under the line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase “prime rate”. The line of credit expired on March 27, 2006, but was extended for an additional 90 days. We expect to renew the line of credit in the third quarter of fiscal 2006. We are in compliance with all debt covenant requirements contained in our line of credit agreement. As of April 1, 2006 there were no borrowings against the line of credit, and we have not borrowed against the line of credit since April 2003.
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
Contractual Obligations
We have entered into certain long-term contractual obligations that will require various payments over future periods as follows (in thousands of dollars):

	Payments due by period as of April 1, 2006
		Less than			After
	Total	1 year	1 - 3 years	4 - 5 years	5 years
Operating leases	$10,742	$1,494	$2,963	$2,247	$4,038
Pension funding (1)

Total Contractual Cash Obligations	$10,742	$1,494	$2,963	$2,247	$4,038

(1)	We are committed to meeting the annual minimum funding requirements relating to our pension plan, which covers approximately 37 employees at our Ft. Wayne facility. There were no contributions to the pension plan in the first half of fiscal 2006. The Company does not expect minimum funding requirements to be material. The Company may also make contributions to the pension fund in excess of the minimum funding requirements during any year.
Contingencies
On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against us and certain of our current and former officers and directors (the “defendants”). The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint was filed on or about February 14, 2005. The defendants’ motions to dismiss that complaint were granted on February 14, 2006. The plaintiffs filed an amended complaint on April 17, 2006 (the “Complaint”). Like the dismissed complaint, the new Complaint alleges, among other things, that between January 23, 2003 and June 9, 2004, we made false and misleading statements concerning our financial results and business, and issued a misleading registration statement and prospectus in connection with our July 2003 secondary offering. The

Complaint seeks unspecified monetary damages. Defendants’ motions to dismiss the new Complaint are due on June 1, 2006. We believe plaintiffs’ claims are without merit and we intend to vigorously defend ourselves in the consolidated matter. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the Complaint and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse effect on our consolidated results of operations, liquidity or financial condition.
On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. We were also named as a nominal defendant in both actions. The complaints alleged that between January 2003 and the date the complaints were filed, defendants breached their fiduciary duties to us by causing us to misrepresent our financial results and prospects. The complaints alleged claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment, and sought unspecified damages, equitable relief, and restitution against the individual defendants. On June 7, 2005, the Court dismissed the Dodt action and on June 15, 2005, the Court dismissed the Christ action. Mr. Dodt has appealed the dismissal of his complaint. His appellate brief is due on June 16, 2006 and the defendants’ opposition to the appeal is due on July 28, 2006. We believe the claims made in the complaints are without merit and, in the event that the plaintiff’s appeal is successful, we intend to vigorously defend these actions. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse effect on our consolidated results of operations, liquidity or financial condition.
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

Note Regarding Forward Looking Statements and Associated Risks
This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and documents incorporated herein by reference, contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project” and “predict”, or similar words and phrases regarding expectations generally identify forward looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to:
•	our expectations regarding proceeds from the sale of the land and building;

•	our expectations regarding future depreciation and amortization;

•	our expectations regarding our overall future sales, profits and gross margins, as well as bookings, for our display and microelectronic segments;

•	our expectations of an increase in raw material lead times for ceramic packages, memory components, and display glass materials, which may impact net sales and gross margins, and of short supplies for liquid crystal displays and memory components and future purchases of components including possible allocations of display and semiconductor components;

•	our expectations of increases or decreases in raw material prices;

•	our expectations for the future demands for our products and future product sales mix, including our expectations for continued growth for our anti-tamper products and that foreign sales will continue to account for a significant portion of our sales, as well as our expectations regarding changes in sales to certain industries;

•	our expectations regarding future demand for our products, our ability to continue to meet our customers’ requirements and with regard to market acceptance and profitability of our new products;

•	our expectations regarding the sale of a range of military microelectronic products and fluctuations in product mix;

•	our expectations regarding our product production times, future shipments of backlog, and the impact of changes in raw material lead times on pricing, sales and inventory levels and the number of days of inventory on hand ratio;

•	our expectations regarding our effective tax rate in the future and the adequacy of our tax reserves, the impact of the adoption of new accounting pronouncements and changes in the law on our effective tax rate, and our anticipated use of foreign sales income exclusions, manufacturer’s deduction and research and development tax credits;

•	our expectations regarding future research and development costs, expenses and risks associated with product development, including the levels of future product development in fiscal 2006 and beyond for products related to our Max-Vu™ process technology and our plans to continue to migrate production of these products and technologies and other related business to China;

•	our plans to introduce new products and technologies and our expectations regarding sales from these products and technologies;

•	our estimates regarding selling, general and administrative expenses, including with regard to future expected levels of sales and minimum funding requirements for our pension plan;

•	our expectations regarding future property, plant and equipment expenditures and capital expenditures;

•	our expectations regarding our existing sources of liquidity and their sufficiency to satisfy cash requirements over the next twelve months, including our expectations that cash flow from operations should

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
We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission (“SEC”) or in public news releases. Such additional statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for future operations, financing needs or plans, the impact of inflation and plans relating to our products or services, as well as assumptions relating to the foregoing. Forward-looking statements are based largely on management’s expectations and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Quarterly Report on Form 10-Q, including those set forth in the Notes to the Consolidated Financial Statements and the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A of this report, describe factors that could contribute to or cause actual results to differ materially from our expectations. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, but are not limited to:
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
In addition, new factors emerge from time to time and it is not possible for management to predict all of these factors, nor can it assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements. We do not undertake, and we specifically disclaim, any obligation to publicly update or review any forward-looking statement contained in this Quarterly Report on Form 10-Q or in any document incorporated herein by reference, whether as a result of new information, future events or otherwise, except as required by applicable law.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of April 1, 2006, we had no borrowings on our revolving line of credit with JPMorgan Chase. Should we borrow against the line, interest charged on these borrowings would be at the lower of the bank’s “prime rate” or the London Interbank Offered Rate (“LIBOR”) plus 1.5%. During the three months ended April 1, 2006, the bank’s “prime rate” averaged 7.59% and was 7.75% as of April 1, 2006. From October 1, 2005 to April 1, 2006, the bank’s “prime rate” has increased approximately 1.0%.
We are subject to changes in the “prime rate” based on Federal Reserve actions and general market interest fluctuations. We are also subject to fluctuations in the LIBOR rate. As of April 1, 2006, the LIBOR rate was approximately 5.25%. Should we begin borrowing against the credit line, quarterly interest expense (at 7.75%) would be approximately $19,375 for every $1.0 million borrowed. A hypothetical interest rate increase of 1% would increase interest expense by approximately $2,500 per $1.0 million borrowed on a quarterly basis. We believe that moderate interest rate increases will not have a material adverse impact on our consolidated results of operations or financial position.
We believe that we are not subject to any material forms of market risk, such as foreign currency exchange risk (our sales to foreign customers and purchases from foreign suppliers are denominated in U.S. dollars) or commodity price risk.
ITEM 4
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 1, 2006 our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures.
PART II OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors (the ‘defendants”). The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint was filed on or about February 14, 2005. The defendants’ motions to dismiss that complaint were granted on February 14, 2006. The plaintiffs filed an amended complaint on April 17, 2006 (“the Complaint”). Like the dismissed complaint, the new Complaint alleges, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, and issued a misleading registration statement and prospectus in connection with the Company’s July 2003 secondary offering. The Complaint seeks unspecified monetary damages. Defendants’ motions to dismiss the new Complaint are due on June 1, 2006. The Company believes plaintiffs’ claims are without merit and it intends to vigorously defend itself in the consolidated matter. Although the outcome of this litigation is uncertain, based on the Company’s current assessment of the merits of the Complaint and considering the amount of insurance the Company maintains covering claims of this nature, the Company does not believe the ultimate outcome of these matters will have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.
On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company was also named as a nominal defendant in both actions. The complaints alleged that between January 2003 and the date the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints alleged claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment, and sought unspecified damages, equitable relief, and restitution against the individual defendants. On June 7, 2005, the Court dismissed the Dodt action and on June 15, 2005, the Court dismissed the Christ action. Mr. Dodt has appealed the dismissal of his complaint. His appellate brief is due on June 16, 2006 and the defendants’ opposition to the appeal is due on July 28, 2006. The Company believes the claims made in the complaints are without merit and, in the event that the plaintiff’s appeal is successful, intends to vigorously defend these actions. Although the outcome of this litigation is uncertain, based on the Company’s current assessment of the merits of the complaints and considering the amount of insurance the Company maintains covering claims of this nature, the Company does not believe the ultimate outcome of these matters will have a material adverse effect on its consolidated results of operations, liquidity or financial condition.
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
Our current orders from defense-related companies account for a material portion of our overall net sales. Military sales accounted for approximately 42%, 44% and 47% of our total net sales in fiscal 2005, 2004 and 2003, respectively. Military spending levels depend on factors that are outside of our control. Reductions or changes in military spending could have a material adverse effect on our sales and profits. Although we had strong bookings in the second half of fiscal 2005, they have leveled off in the first half of fiscal 2006, and we do not have a level of visibility that indicates to us how this will trend going forward. We believe that because of the unexpected length and cost of the war in Iraq and as part of a broad overhaul of U.S. priorities, funds for weapons and equipment have been reallocated in support of the war’s operations. In addition, the United States defense industry is moving toward the purchase of commercial off-the-shelf products rather than those designed and manufactured to higher military specifications. To the extent that our products are substituted with commercial off-the-shelf products, our operations would suffer. Even if military spending continues to increase, shifts in military spending away from high technology programs to areas that we do not supply, such as personnel and infrastructure, would also negatively affect our sales and profits.
Our goodwill has been, and may become, impaired in the future.
We have goodwill resulting from our acquisitions, specifically Panelview and IDS. At least annually, we evaluate this goodwill for impairment based on the fair value of the related reporting units. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company. These changes have in the past, and may in the future, result in an impairment that would require a material non-cash charge to our results of operations. Our annual review of goodwill in the fourth quarter of fiscal 2005 resulted in the impairment of goodwill to our commercial microelectronics product line in Phoenix and our display product line in Oregon. See Notes 2 and 6 of the Notes to the Consolidated Financial Statements in the fiscal 2005 Annual Report on Form 10-K for additional information. As of April 1, 2006, we have $5.7 million of goodwill recorded.

We have made and may make other acquisitions, and cannot assure you that any potential acquisition will be successful.
We are looking for strategic opportunities to grow and diversify our product offerings through acquisitions. There can be no assurance that we will be successful in identifying appropriate acquisition candidates or integrating products and operations with any such candidates that we may acquire. Any such acquisitions could involve the dilutive issuance of equity securities and/or the incurrence of debt. In addition, acquisitions may involve numerous additional risks, including:
•	exposure to unanticipated liabilities of an acquired company;

•	the potential loss of key customers or key personnel of an acquired company;

•	the recording of goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	the diversion of the attention of our management team from other business concerns;

•	the risk of entering into markets or producing products where we have limited or no experience, including the integration of the purchased technologies and products with our technologies and products; and

•	our ability to assess, integrate and implement internal controls of an acquired company in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.
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
We have a concentrated customer base and, as a result, our net sales could decline significantly if we lose a major customer.
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
We may fail to meet expectations because our net sales, gross profits and net income will fluctuate from period to period.
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
On October 2, 2005 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense in the financial statements for all share-based payment awards made to employees and directors based on estimated fair values. As a result, our operating results for the first six months of fiscal 2006 contain, and our operating results for the future will contain, a charge for share-based compensation related to employee stock options.
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
Our operating results could be seriously harmed if the markets in which we sell our products do not grow.
Our continued success depends in large part on the continued growth of various market sectors that use our products, including the following:
•	defense and aerospace equipment;

•	computers and computer related peripherals;

•	medical electronics and equipment;

•	home appliances and consumer electronics;

•	industrial controls; and

•	telecommunication/data communication equipment.
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
We use manufacturing resources in Asia and Mexico, which limits our control of the manufacturing process.
As part of our strategy to decrease manufacturing costs, we outsource some of our manufacturing requirements to strategic partners in Taiwan, China, the Philippines and Mexico. Outsourcing, particularly with international manufacturers, carries certain risks, including:
•	the outsourcing contractors’ ability to manufacture products that meet our technical specifications and that have minimal defects;

•	the outsourcing contractors’ ability to honor their product warranties;

•	the financial solvency, labor concerns and general business condition of our outsourcing contractors;

•	unexpected changes in and the burdens and costs of compliance with a variety of foreign laws and regulatory requirements;

•	increased chances of our intellectual property being infringed as a result of the failure of foreign governments to enforce the protection of intellectual property rights;

•	political and economic instability in overseas locations; and

•	global health related matters, such as SARS, Avian Flu and other factors.
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
Our manufacturing operations require raw materials that must meet exacting standards. The most significant raw materials that we purchase are memory devices in wafer, die, and component forms and active matrix liquid crystal display (“AMLCD”) panels. Shortages of wafers and other raw materials may occur when there is a strong demand for memory integrated circuits and other related products. AMLCD panels may also be in short supply at times. We rely heavily on our ability to maintain access to steady sources of these raw materials at favorable prices. We are highly dependent on one or two semiconductor manufacturers for memory devices, such as SRAM, SDRAM, DDR II, flash, etc. and one package manufacturer of ceramic packages for military components. We do not have specific long-term contractual arrangements, but we believe we are on good terms with our suppliers. We cannot be certain that we will continue to have access to our current sources of supply or that we will not encounter supply problems in the future. Any interruption in our supply of raw materials could reduce our sales in a given period, and possibly cause a loss of business to a competitor, if we could not reschedule the deliveries of our product to our customers. In addition, our gross profits could suffer if the prices for raw materials increase, especially with respect to sales associated with military contracts where prices are typically fixed.
United States’ and global responses to terrorism, the unsettled world political situations and perceived nuclear threats increase uncertainties with respect to many of our businesses and may adversely affect our business and results of operations.
United States’ and global responses to terrorism, the unsettled world political situations and perceived nuclear threats increase uncertainties with respect to U.S. and other business and financial markets. Several factors associated, directly or indirectly, with terrorism, the Iraq situation and perceived nuclear threats and responses may adversely affect us.
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

Our stock price has been volatile.
The price of our common stock fluctuates significantly. The trading price of our common stock could be subject to wide fluctuations in response to:
•	future announcements concerning our company, our competitors or our principal customers, such as quarterly operating results, adjustments to previously reported results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations, or litigation;

•	the liquidity within the market of our common stock;

•	sales of common stock by our officers, directors and other insiders;

•	investor perceptions concerning the prospects of our business;

•	market conditions and investor sentiment affecting market prices of equity securities of high technology companies in the microelectronic or display industries;

•	general economic, political and market conditions, such as recessions or international currency fluctuations;

•	market reaction to acquisitions, joint ventures or strategic investments announced by us or our competitors;

•	lawsuits filed against the Company; and

•	compliance with the Sarbanes-Oxley Act.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of the Shareholders was held on March 24, 2006.
a)	At the meeting, all of the then current directors were re-elected. The votes were as follows:

Name	Shares Voted	Votes For	Votes Withheld
Jack A. Henry	22,175,251	21,807,618	367,633
Paul D. Quadros	22,175,251	21,437,743	737,508
Thomas M. Reahard	22,175,251	20,916,132	1,259,119
Hamid R. Shokrgozar	22,175,251	21,236,671	938,580
Thomas J. Toy	22,175,251	21,807,081	368,170
Edward A. White	22,175,251	15,127,650	7,047,601
b)	Also at the meeting, PricewaterhouseCoopers LLP was ratified as independent registered public accounting firm for the Company and its subsidiaries for the fiscal year ending September 30, 2006. The vote was as follows:

Shares Voted	Votes For	Votes Against	Votes Abstain	Broker Non-Votes
22,175,251	21,555,808	514,697	104,746	0
c)	Also at the meeting, the White Electronic Designs Corporation 2006 Director Restricted Stock Plan was approved. The vote was as follows:

Shares Voted	Votes For	Votes Against	Votes Abstain	Broker Non-Votes
22,175,251	11,853,922	2,036,095	114,518	8,170,716

ITEM 6 EXHIBITS

Exhibits
2.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)

2.2	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4 filed on June 11, 1998, Registration No. 333-56565).

2.3	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

2.4	Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp., and Interface Data, Systems, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 24, 2003.

2.5	Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P. (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2001).

3.1	Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed on December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-3 filed on June 2, 2003).

4.1	Shareholder Rights Agreement, effective December 6, 1996, (incorporated herein by reference to Exhibit 5 on Form 8-K, filed on December 19, 1996).

4.2	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.1	2006 Director Restricted Stock Plan (incorporated herein by reference to Appendix A to the Proxy Statement, filed on January 24, 2006).

10.2*	Amendment effective March 27, 2006 to JPMorgan Chase Bank, N.A. Loan and Security Agreement, dated January 7, 2000.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION
/s/ Hamid R. Shokrgozar
Hamid R. Shokrgozar
Chief Executive Officer

/s/ Roger A. Derse
Roger A. Derse
Vice President and Chief Financial Officer

Dated: May 11, 2006

EXHIBIT INDEX

Exhibit
Number	Description
10.2	Amendment effective March 27, 2006 to JPMorgan Chase Bank, N.A. Loan and Security Agreement, dated January 7, 2000.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.