Form 10-Q
period 2006-07-01
WHITE ELECTRONIC DESIGNS CORP
filed 2006-08-10
CIK 13606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 1, 2006
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
Large accelerated filer ☐      Accelerated filer☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of August 8, 2006 24,640,950 shares of the Registrant’s Common Stock were outstanding.

WHITE ELECTRONIC DESIGNS CORPORATION
AND SUBSIDIARIES

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of dollars, except share data)

	July 1, 2006	October 1, 2005
ASSETS
Current Assets
Cash and cash equivalents	$51,518	$51,008
Accounts receivable, less allowance for doubtful accounts of $247 and $250	18,720	19,457
Inventories, net	21,998	19,609
Assets held for sale	1,924	—
Prepaid expenses and other current assets	1,071	825
Deferred income taxes	4,481	4,508

Total Current Assets	99,712	95,407
Property, plant and equipment, net	14,068	14,952
Goodwill	5,306	5,670
Intangible assets, net	4,766	5,121
Other assets	117	118

Total Assets	$123,969	$121,268

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,103	$5,712
Accrued salaries and benefits	2,482	2,356
Other accrued expenses	2,399	3,701
Deferred revenue	1,767	1,797

Total Current Liabilities	11,751	13,566

Accrued long-term pension liability	547	547
Deferred income taxes	1,244	1,725
Other long-term liabilities	1,341	1,210

Total Liabilities	14,883	17,048

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 24,672,390 and 24,479,276 shares issued	2,467	2,448
Treasury stock, 62,940 and 44,442 shares, at par	(6)	(4)
Additional paid-in capital	91,692	90,829
Retained earnings	15,115	11,129
Accumulated other comprehensive loss	(182)	(182)

Total Shareholders’ Equity	109,086	104,220

Total Liabilities and Shareholders’ Equity	$123,969	$121,268

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands of dollars, except share and per share data)

	Three months ended		Nine months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$26,944	$30,329	$79,203	$87,055

Cost of sales	18,496	21,159	54,520	61,695

Gross profit	8,448	9,170	24,683	25,360

Operating expenses:
Selling, general and administrative	4,609	5,192	14,337	14,662
Research and development	1,661	1,363	5,061	4,290
Amortization of intangible assets	118	158	355	474
Goodwill impairment	364	—	364	—

Total operating expenses	6,752	6,713	20,117	19,426

Operating income	1,696	2,457	4,566	5,934
Interest (income)	(588)	(290)	(1,547)	(722)

Income before income taxes	2,284	2,747	6,113	6,656
Provision for income taxes	825	677	2,127	1,870

Net income	$1,459	$2,070	$3,986	$4,786

Earnings per share — basic	$0.06	$0.08	$0.16	$0.20

Earnings per share — diluted	$0.06	$0.08	$0.16	$0.19

Weighted average number of common shares and equivalents:
Basic	24,576,464	24,459,807	24,496,754	24,424,182
Diluted	24,916,279	24,963,098	24,936,377	24,992,593
The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	Nine months ended
	July 1, 2006	July 2, 2005
OPERATING ACTIVITIES:
Net income	$3,986	$4,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,013	3,116
Goodwill impairment	364	—
Deferred income tax (benefit) expense	(454)	1,783
Loss on disposition of property, plant, and equipment	25	3
Stock-based compensation expense related to employee stock awards	346	—
Tax benefit related to exercise of stock options	166	52
Excess tax benefits from stock-based compensation	(99)	—
Net changes in balance sheet accounts:
Accounts receivable	737	114
Inventories	(2,389)	1,654
Prepaid expenses	(246)	(742)
Other assets	1	3
Accounts payable	(767)	(2,373)
Accrued expenses and deferred revenue	(1,206)	1,060
Other long-term liabilities	131	41

Net cash provided by operating activities	3,608	9,497

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(3,619)	(1,893)
Proceeds from disposition of property, plant and equipment	54	—

Net cash used in investing activities	(3,565)	(1,893)

FINANCING ACTIVITIES:
Common stock issued for exercise of options	462	297
Common stock issued through employee purchase plan	—	106
Repurchase of common stock	(94)	—
Excess tax benefits from stock-based compensation	99	—

Net cash provided by financing activities	467	403

Net change in cash	510	8,007
Cash at beginning of period	51,008	38,030

Cash at end of period	$51,518	$46,037

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Acquisition of property, plant and equipment in accounts payable	$158	$—

The accompanying notes are an integral part of these financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. INTERIM FINANCIAL INFORMATION
The consolidated balance sheet as of July 1, 2006, the consolidated statements of operations for the three and nine months ended July 1, 2006, and July 2, 2005, and the consolidated statements of cash flows for the nine months ended July 1, 2006 and July 2, 2005 have been prepared by the Company and are unaudited. The consolidated balance sheet as of October 1, 2005 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended October 1, 2005. The Company’s fiscal year end is the Saturday nearest to September 30th.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005. The results of operations for the three and nine months ended July 1, 2006 are not necessarily indicative of the operating results for the full year.
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
2. EARNINGS PER SHARE
Statement of Financial Accounting Standards (“SFAS”) No. 128 requires the presentation of basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all potential dilutive common shares that were outstanding during the period unless they are antidilutive. Potential dilutive common shares consist of the incremental common shares that would be issued upon exercise of stock options, warrants and restricted stock.
In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS follows:

	Three months ended
	July 1, 2006			July 2, 2005
	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net Income	$1,459,000			$2,070,000
Basic EPS
Earnings available to common stockholders	$1,459,000	24,576,464	$0.06	$2,070,000	24,459,807	$0.08

Effects of Dilutive Securities
Dilutive effect of stock options		339,815			503,291
Diluted EPS
Earnings available to common stockholders	$1,459,000	24,916,279	$0.06	$2,070,000	24,963,098	$0.08

Options excluded from the calculation of diluted earnings per share were 829,959 and 943,344, respectively, as the exercise price was greater than the average share price for the period.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended
	July 1, 2006			July 2, 2005
	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net Income	$3,986,000			$4,786,000
Basic EPS
Earnings available to common stockholders	$3,986,000	24,496,754	$0.16	$4,786,000	24,424,182	$0.20

Effects of Dilutive Securities
Dilutive effect of stock options		439,623			568,411
Diluted EPS
Earnings available to common stockholders	$3,986,000	24,936,377	$0.16	$4,786,000	24,992,593	$0.19

Options excluded from the calculation of diluted earnings per share were 829,959 and 859,344, respectively, as the exercise price was greater than the average share price for the period.
3. STOCK BASED COMPENSATION
Stock Options
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
Effective October 2, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense in the financial statements for all share-based payment awards made to employees and directors based on estimated fair values. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been granted in prior periods. SFAS 123(R) also requires that excess tax benefits (i.e., tax benefits resulting from share-based compensation deductions in excess of amounts reported for financial reporting purposes) be reflected as financing cash inflows instead of operating cash inflows on our consolidated statements of cash flows. For the three months ended July 1, 2006, the Company recorded compensation expense of $117,000 and cash flows from financing activities of $42,000, which reduced cash flows from operating activities by the same amount. For the nine months ended July 1, 2006, the Company recorded compensation expense of $346,000 and cash flows from financing activities of $99,000, which reduced cash flows from operating activities by the same amount. The compensation cost for share-based payment awards is included in selling, general and administrative expenses on our consolidated statements of operations.
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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
portion of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” requiring quarterly SFAS 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards was recognized over the service period.
The pro forma information required under SFAS 123 for the three and nine months ended July 2, 2005 follows (in thousands, except per share amounts):

	Three months ended	Nine months ended
	July 2, 2005	July 2, 2005
Net income — as reported	$2,070	$4,786
Employee stock compensation expense-net of tax	(202)	(578)

Net income — pro forma	$1,868	$4,208

Basic earnings per share — as reported	$0.08	$0.20

Basic earnings per share — pro forma	$0.08	$0.17

Diluted earnings per share — as reported	$0.08	$0.19

Diluted earnings per share — pro forma	$0.07	$0.17

A summary of the Company’s stock option activity for the three months ended July 1, 2006 follows (in thousands, except per share amounts):

		Options Outstanding
			Weighted Average
	Options Available	Options	Exercise Price
	for Grant	Outstanding	Per Share
Balance at April 1, 2006	1,127	2,151	$4.78
Granted	(40)	40	4.99
Exercised	—	(65)	2.37
Expired	—	(27)	9.22

Balance at July 1, 2006	1,087	2,099	$4.81

Weighted average fair value of all options granted during the period			$2.69
A summary of the Company’s stock option activity for the nine months ended July 1, 2006 follows (in thousands, except per share amounts):

		Options Outstanding
			Weighted Average
	Options Available	Options	Exercise Price
	for Grant	Outstanding	Per Share
Balance at October 1, 2005	1,167	2,208	$4.70
Granted	(80)	80	5.07
Exercised	—	(137)	2.29
Expired	—	(27)	9.22
Forfeited	—	(25)	5.15

Balance at July 1, 2006	1,087	2,099	$4.81

Weighted average fair value of all options granted during the period			$2.85

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The total pretax intrinsic value of options exercised during the three and nine months ended July 1, 2006 was approximately $193,000 and $442,000, respectively.
The following table summarizes significant ranges of outstanding and exercisable options as of July 1, 2006 (in thousands, except years and per share amounts):

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-
		Average	Average			Average
		Remaining	Exercise	Aggregate		Exercise	Aggregate
Range of	Number	Contractual	Price per	Intrinsic	Number	Price per	Intrinsic
Exercise Prices	Outstanding	Life (in Years)	Share	Value	Exercisable	Share	Value
0.0000 — 1.6000	253	2.40	$1.13		253	$1.13
1.6001 — 3.2000	384	3.07	2.63		384	2.63
3.2001 — 4.8000	493	4.92	3.83		493	3.83
4.8001 — 6.4000	273	7.71	5.66		174	5.99
6.4001 — 8.0000	516	6.92	6.98		490	6.94
8.0001 — 9.6000	87	6.84	8.67		87	8.67
9.6001 — 11.2000	81	4.30	10.59		81	10.59
11.2001 — 12.8000	12	7.16	12.19		12	12.19

Total	2,099	5.20	$4.81	$2,564	1,974	$4.75	$2,561

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.08 on June 30, 2006, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date. The total number of in-the-money options exercisable as of July 1, 2006 was approximately 1,130,000. As of October 1, 2005, 2,071,000 outstanding options were exercisable, and the weighted average exercise price was $4.58.
As of July 1, 2006, total compensation cost related to unvested stock options not yet recognized was approximately $0.4 million which is expected to be recognized over the next four years.
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
The fair value of each option granted during the period was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	July 1,	July 2,
	2006	2005
Weighted average expected stock price volatility	56%	119%
Weighted average expected option life (years)	5.10	8.32
Risk-free interest rate	5.18%	3.84%
Expected dividends	none	none
The Company used historical volatility as the expected volatility in the Black-Scholes model. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The risk-free interest rate assumption is based upon observed interest rates appropriate for the weighted average expected option life of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock
Effective March 24, 2006, the White Electronic Designs Corporation 2006 Director Restricted Stock Plan was approved by the shareholders. Under this plan, non-employee directors receive an annual grant of 7,500 shares at the Annual Meeting that vest ratably over a three year period. The Company values these shares using the intrinsic method. The 37,500 shares granted on March 24, 2006 were valued at $5.81 per share, the closing price of the stock on the date of grant.
The following table summarizes restricted stock unit activity for the three months ended July 1, 2006 (in thousands, except per share amounts):

	Number	Weighted
	of	-Average
	Restricted	Grant-
	Stock	Date Fair
	Units	Value
Outstanding on April 1, 2006	38	$5.81
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding on July 1, 2006	38	$5.81

The following table summarizes restricted stock unit activity for the nine months ended July 1, 2006 (in thousands, except per share amounts):

	Number	Weighted
	of	-Average
	Restricted	Grant-
	Stock	Date Fair
	Units	Value
Outstanding on October 1, 2005	—	$—
Granted	38	5.81
Vested	—	—
Forfeited	—	—

Outstanding on July 1, 2006	38	$5.81

As of July 1, 2006, there were $0.2 million pre-tax of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over the next three years.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. INVENTORIES, NET
Inventories consisted of the following (in thousands of dollars):

	July 1, 2006	October 1, 2005
Gross inventories:
Raw materials	$14,914	$12,933
Work-in-process	6,805	6,603
Finished goods	3,254	3,354

Total gross inventories	24,973	22,890
Less reserve for excess and obsolete inventories	(2,975)	(3,281)

Total net inventories	$21,998	$19,609

Raw materials included approximately $1.5 million at July 1, 2006 and $1.3 million at October 1, 2005 for which the Company had received advance payment from the customer. These advance payments are recorded as deferred revenue until the finished goods are delivered. The Company maintains reserves for excess and obsolete inventory. Approximately $0.1 million and $0.5 million of inventories were written off against the reserve during the three and nine months ended July 1, 2006, respectively.
5. ASSETS HELD FOR SALE
Assets held for sale consisted of the following (in thousands of dollars):

	July 1, 2006	October 1, 2005
Land	$300	$—
Building and improvements	1,624	—

	$1,924	$—

The Company has land and a building in Phoenix, Arizona on the market as a result of the consolidation of the microelectronics segment and the relocation of the employees to the headquarters facility. The net book value of the land and building is presented as assets held for sale and depreciation of the building was discontinued in the second quarter of fiscal 2006.
6. PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment consisted of the following (in thousands of dollars):

	July 1, 2006	October 1, 2005
Land	$397	$697
Buildings and improvements	1,806	3,738
Machinery and equipment	17,308	16,129
Furniture and fixtures	4,037	3,432
Leasehold improvements	6,299	2,225
Construction/assets in progress	781	3,020

Total, at cost	30,628	29,241
Less accumulated depreciation and amortization	(16,560)	(14,289)

Property, plant, and equipment, net	$14,068	$14,952

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Depreciation expense was approximately $0.9 million for the three months ended July 1, 2006 and July 2, 2005. Depreciation expense was approximately $2.7 million and $2.6 million for the nine months ended July 1, 2006 and July 2, 2005, respectively.
7. GOODWILL AND INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill for the three months ended July 1, 2006 are as follows (in thousands of dollars):

	Microelectronic	Display
	Segment	Segment	Total
Balance as of April 1, 2006	$1,492	$4,178	$5,670
Goodwill impairment	—	(364)	(364)

Balance as of July 1, 2006	$1,492	$3,814	$5,306

Due to the less than expected financial performance in our interface electronics product line in Columbus, Ohio, the Company tested the goodwill for impairment in the third quarter of fiscal 2006. As a result of this testing, the Company found indicators of impairment related to this reporting unit. The reporting unit in Ohio was purchased as part of the IDS acquisition in January 2003. Based on the current and forecasted competitive market conditions, the Company has lowered earnings and cash flow projections for this division and expects it to grow more slowly than had previously been projected. Revenue and profitability have not met management’s expectations in fiscal 2006 primarily due to reduced demand in this market.
Accordingly, the Company wrote down all $0.4 million of the unamortized IDS acquisition goodwill related to the interface electronics reporting unit in the display segment. The fair value of this reporting unit was estimated using standard valuation techniques weighted 65% to a discounted cash flow method, 25% to a market multiples method and 10% to a transaction cost method.
The Company’s acquired intangible assets, almost all of which are subject to amortization, consisted of the following as of July 1, 2006 and October 1, 2005 (in thousands of dollars):

	Gross	Accumulated	Net
Intangible Assets	Amount	Amortization	Amount
July 1, 2006
Customer relationships	$4,100	$(934)	$3,166
Existing technology	2,427	(1,110)	1,317
Other	1,283	(1,000)	283

Total intangible assets	$7,810	$(3,044)	$4,766

October 1, 2005
Customer relationships	$4,100	$(729)	$3,371
Existing technology	2,427	(960)	1,467
Other	1,283	(1,000)	283

Total intangible assets	$7,810	$(2,689)	$5,121

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes in the carrying amount of acquired intangible assets during the nine months ended July 1, 2006 are as follows (in thousands of dollars):

Balance as of October 1, 2005	$5,121
Amortization	(355)

Balance as of July 1, 2006	$4,766

Estimated Aggregate Future Amortization Expense:

Remaining three months of 2006	$119
2007	473
2008	474
2009	473
2010	473
Thereafter	2,471

$4,483

The unamortized intangible asset relates to the Company’s non-contributory pension plan at its Fort Wayne, Indiana facility.
8. OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following major categories (in thousands of dollars):

	July 1, 2006	October 1, 2005
Sales commissions	$536	$914
Income taxes	383	1,308
Warranty reserve	565	622
Other accruals	915	857

Total accrued expenses	$2,399	$3,701

The Company estimates potential warranty obligations for its products based on annual product sales and historical customer product return data. Based on this data, the Company records estimated warranty reserves and expenses needed to account for the estimated cost of product returns.
The following table summarizes activity in the warranty reserve for the nine months ended July 1, 2006 and July 2, 2005 (in thousands of dollars):

	Nine months ended
	July 1, 2006	July 2, 2005
Warranty reserve, beginning of period	$622	$640
Provision for warranty claims	219	434
Warranty claims charged against the reserve	(276)	(530)

Warranty reserve, end of period	$565	$544

9. CREDIT FACILITY
The Company maintains a $12.0 million revolving line of credit with JPMorgan Chase. Borrowings under the line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase “prime rate”. The line of credit expired March 28, 2006, but has been extended until September 28, 2006. We expect to renew the line of credit in the fourth quarter of fiscal 2006. As of July 1, 2006, there were no borrowings against the line of credit, and we have not borrowed against the line of credit since April 2003. The agreement requires the Company to maintain compliance with certain financial covenants and we are in compliance with these covenants as of July 1, 2006.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10. PENSION PLAN
The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. The following table summarizes the components of net periodic benefit cost recognized (in thousands of dollars):

	Three months ended		Nine months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Service cost	$15	$21	$71	$63
Interest cost	32	46	146	131
Expected return on plan assets	(33)	(42)	(151)	(128)
Amortization of prior service cost	7	12	31	25
Amortization of net loss	—	(3)	—	3

Net periodic benefit cost	$21	$34	$97	$94

11. FINANCIAL DATA BY BUSINESS SEGMENT
The Company has two business segments, each of which requires different design and manufacturing resources and generally serves customers in different markets. The microelectronic segment accounted for approximately 59% and 58% of total Company net sales, while the display segment accounted for approximately 41% and 42% during the three and nine months ended July 1, 2006, respectively.
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
The display segment serves a number of markets with products and solutions that are incorporated into tablet PCs, global positioning systems, automatic teller machines, point of service (“POS”) order confirmation displays, home appliances, consumer electronics, medical devices, outdoor displays, military and industrial avionics and various military applications. Our display segment manufactures enhanced viewing liquid crystal displays, interface devices and electromechanical assemblies. Enhanced viewing liquid crystal displays can be either ruggedized or commercial. Ruggedized displays are manufactured to perform in harsh environmental conditions, primarily in military and high-end industrial applications, while commercial display products offer greater viewing performance than off-the-shelf displays, but are not designed for harsh environmental conditions. Interface devices include electromechanical components and instrument packages that can consist of ruggedized keyboards, aircraft trim panels, rotating devices, mechanical packages, membrane keypads, silver flexible circuits, graphic overlays, control panels, and keypad/controller assemblies.
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
During the three months and nine months ended July 1, 2006, no one customer accounted for more than 10% of total net sales. During the three months ended July 1, 2006, both Motion Computing and Hewlett Packard accounted for approximately 11% of display segment net sales, while On Command Corporation and Arrow Electronics accounted for approximately 16% and 14%, respectively, of microelectronic segment net sales. During the nine months ended July 1, 2006, both Motion Computing and Whirlpool accounted for approximately 10% of display segment net sales, while On Command Corporation accounted for approximately 13% of microelectronic segment net sales.
During the three months ended July 2, 2005, NCR Corporation accounted for approximately 12% of total net sales and approximately 25% of display segment net sales, while On Command Corporation accounted for approximately 17% of microelectronic segment net sales. During the nine months ended July 2, 2005, no one customer accounted for more than 10% of total net sales. However, NCR Corporation accounted for approximately 19% of display segment net sales, while On Command Corporation accounted for approximately 14% of microelectronic segment net sales.
A significant portion of the Company’s business activity in each segment is from contractors who have contracts with the United States Department of Defense. Military net sales were $14.2 million and $12.2 million for the quarters ended July 1, 2006 and July 2, 2005, respectively, and $39.8 million and $35.1 million for the first nine months of fiscal 2006 and 2005, respectively.
Foreign sales as a percentage of total net sales in the three months ended July 1, 2006 and July 2, 2005 were 26% and 17%, respectively. Foreign sales as a percentage of total net sales for the nine months ended July 1, 2006 and July 2, 2005 were 24% and 18%, respectively.
A summary of net sales by geographic region is as follows (in thousands of dollars):

	Three months ended		Nine months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
United States of America	$19,890	$25,202	$60,463	$71,477
Europe and Middle East	2,658	2,273	7,708	7,558
Asia Pacific	3,414	2,230	8,496	6,216
Other	982	624	2,536	1,804

Net sales	$26,944	$30,329	$79,203	$87,055

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended		Nine months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales
Microelectronic	$15,805	$15,459	$46,314	$47,036
Display	11,139	14,870	32,889	40,019

Net sales	$26,944	$30,329	$79,203	$87,055

Income (loss) before tax
Microelectronic	$3,205	$2,547	$7,586	$7,498
Display	(921)	200	(1,473)	(842)

Total income before income taxes	$2,284	$2,747	$6,113	$6,656

Capital expenditures
Microelectronic	$781	$901	$3,366	$1,649
Display	118	70	411	244

Total capital expenditures	$899	$971	$3,777	$1,893

Depreciation and amortization expense
Microelectronic	$614	$582	$1,723	$1,784
Display	422	448	1,290	1,332

Total depreciation and amortization	$1,036	$1,030	$3,013	$3,116

	As of
	July 1, 2006	October 1, 2005
Identifiable assets
Microelectronic	$38,642	$38,780
Display	29,211	26,853
General corporate	56,116	55,635

Total assets	$123,969	$121,268

12. RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 will be effective for the Company’s fiscal year beginning September 30, 2007. The Company is currently evaluating the impact FIN No. 48 will have on the Company’s financial condition and results of operations.
In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 will be effective for the Company’s fiscal year beginning October 1, 2006. FIN No. 47 is currently being evaluated by the Company and is not expected to have a material impact on the Company’s financial condition or results of operations.
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
13. COMMITMENTS AND CONTINGENCIES
Contingencies
On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors (the “defendants”). The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint was filed on or about February 14, 2005. The defendants’ motions to dismiss that complaint were granted on February 14, 2006. The plaintiffs filed an amended complaint on April 17, 2006 (the “Complaint”). Like the dismissed complaint, the new Complaint alleges, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, and issued a misleading registration statement and prospectus in connection with the Company’s July 2003 secondary offering. The Complaint seeks unspecified monetary damages. Defendants filed a motion to dismiss the new Complaint in June 2006. The plaintiffs’ response to the motion is due in August 2006. The Court has not set a date for a hearing on the motion to dismiss. The Company believes plaintiffs’ claims are without merit and it intends to vigorously defend itself in the consolidated matter. Although the outcome of this litigation is uncertain, based on the Company’s current assessment of the merits of the Complaint and considering the amount of insurance the Company maintains covering claims of this nature, the Company does not believe the ultimate outcome of these matters will have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.
On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company was also named as a nominal defendant in both actions. The complaints alleged that between January 2003 and the date the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints alleged claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment, and sought unspecified damages, equitable relief, and restitution against the individual defendants. On June 7, 2005, the Court dismissed the Dodt action and on June 15, 2005, the Court dismissed the Christ action. Mr. Dodt has appealed the dismissal of his complaint. Mr. Dodt filed an appellate brief in June 2006. The Company’s response to Mr. Dodt’s brief was filed on July 28, 2006. A hearing date for Mr. Dodt’s appeal has not been scheduled by the Court. The Company believes the claims made in the complaints are without merit and, in the event that the plaintiff’s appeal is successful, intends to vigorously defend these actions. Although the outcome of this litigation is uncertain, based on the Company’s current assessment of the merits of the complaints and considering the amount of insurance the Company maintains covering claims of this nature, the Company does not believe the ultimate outcome of these matters will have a material adverse effect on its consolidated results of operations, liquidity or financial condition.
In addition, from time to time, the Company is subject to claims and litigation incident to its business. There are currently no such pending proceedings to which the Company is a party that the Company believes will have a material adverse effect on the Company’s consolidated results of operations, liquidity, or financial condition.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED JULY 1, 2006 COMPARED TO THE THREE AND NINE MONTH PERIODS ENDED JULY 2, 2005
The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as of and for the fiscal year ended October 1, 2005 included in our Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including, but not limited to, those discussed below and in Part II, Item 1A of this Report on Form 10-Q.
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
Executive Summary
Our net sales for the quarter ended July 1, 2006 decreased approximately $3.4 million, to $26.9 million from $30.3 million for the quarter ended July 2, 2005. During the first nine months of fiscal 2006, net sales decreased approximately $7.9 million to $79.2 million from $87.1 million during the first nine months of fiscal 2005. Military sales in both our microelectronic and display segments saw the benefit of strong bookings in the second half of fiscal 2005, as sales increased approximately $2.0 million and $4.6 million for the three and nine months ended July 1, 2006 as compared to the same prior year periods. Commercial sales in both segments decreased approximately $5.4 million and $12.5 million for the three and nine months ended July 1, 2006 as compared to the same prior year periods. In the third quarter of fiscal 2005, we made a strategic business decision in our display segment not to pursue future business in low margin products. In connection with this decision, our contract with NCR Corporation ended in our fourth quarter of fiscal 2005 which resulted in a decrease in net sales of $3.7 million and $6.9 million for the three and nine months ended July 1, 2006, respectively. Additionally, shipments slowed to our interface customers. As anticipated, commercial sales in our microelectronic segment were impacted by a customer’s reduced demand for their high-end server applications which affected shipments of our commercial memory modules.
A key indicator of our future sales is the amount of new orders received compared to current net sales, known as the book-to-bill ratio. During the quarter ended July 1, 2006, we had new orders of approximately $28.9 million, which equates to a book-to-bill ratio of 1.07 for the period. Display segment orders were approximately $14.5 million during the quarter, resulting in a segment book-to-bill ratio of 1.31 for the quarter. Approximately 50%, or $7.2 million, of these orders were for our Max Vu™ technology to a leading manufacturer of specialty PC applications. Orders for the microelectronic segment were approximately $14.4 million during the quarter, resulting in a segment book-to-bill ratio of 0.91.
Our gross margins increased during the three months ended July 1, 2006 to 31% from 30% during the comparable period of fiscal year 2005. Gross margins increased for the nine months ended July 1, 2006 to 31% from 29% for the comparable period of fiscal year 2005. The primary reason for the increase for the three months ended July 1, 2006 was the higher microelectronic segment gross margin which more than offset the decrease in the display segment gross margin. The microelectronic segment gross margin increased to 41% in the third quarter of fiscal 2006 compared to 39% during the comparable period of fiscal 2005 due to increased military sales which carry a higher margin than our commercial sales. The display segment gross margin decreased to 18% for the three months ended July 1, 2006 from 21% for the comparable period of fiscal 2005, primarily due to lower sales which affected our ability to absorb overhead due to the reduced demand for our interface electronic products and a decline in current customer orders in this market. However, on a nine month basis, the display segment margin increased to 20% from 18%. This increase was directly related to a favorable shift in product mix.
Our overall production has, at times, been affected by longer lead times for certain components, which may affect the timing and cost of sales during the year. The availability and price of memory and display components, based on supply and demand, will increase and decrease on a monthly or quarterly basis. When demand exceeds supply, prices will generally increase and lead times will lengthen. When supply exceeds demand, prices will generally decrease and lead times will shorten. Since Intel Corporation did not launch the Double Data Rate II (“DDR II”) system as analysts were anticipating, the Dynamic Random Access Memory (“DRAM”) and DDR II market continues to be soft due to high levels of supply, and accordingly, prices decreased in early 2006. However, there has been a general trend towards price increases that is expected to continue until at least the end of the year. The Flash memory market is in a growth mode and its prices are also expected to increase. The availability of liquid crystal displays (“LCDs”) has stabilized with prices up slightly over the last few quarters. Management expects there to be no price increase in LCDs for the balance of the year for the industrial market (non PC and notebook) based in part on analysts’ expectations.
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
In the third quarter of fiscal 2006, as a result of the less than expected financial performance of our interface electronics product line in Columbus, Ohio, we performed a goodwill impairment test on this reporting unit in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Based on our testing, we found indicators of impairment in the reporting unit. Based on the current and forecasted competitive market conditions, the Company has lowered earnings and cash flow projections for this division and expects it to grow more slowly than had been previously projected. The revenue and profitability of this display segment unit has not met management’s expectations in fiscal 2006 primarily due to reduced demand in this market. Accordingly, we wrote down all of the $0.4 million of the unamortized IDS acquisition goodwill related to the interface electronics reporting unit. The fair value of this reporting unit was estimated using standard valuation techniques weighted 65% to a discounted cash flow method, 25% to a market multiples approach and 10% to a transaction or cost method.
Net income for the three months ended July 1, 2006 was approximately $1.5 million compared to $2.1 million for the same period in fiscal 2005. The goodwill impairment, decrease in gross profit and the increase in research and development expenses more than offset the decrease in selling, general and administrative expenses and increase in interest income. Net income for the nine months ended July 1, 2006 was approximately $4.0 million compared to $4.8 million for the same period in fiscal 2005. The goodwill impairment, decrease in gross profit and the increase in research and development expenses primarily accounted for the decline.
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
Accounts Receivable and Allowance for Doubtful Accounts
We record trade accounts receivable at the invoiced amount, and they do not bear interest. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make these estimates based on an analysis of accounts receivable using available information on our customers’ financial status and payment histories. Historically, bad debt losses have not differed materially from our estimates.
Goodwill and Intangible Assets
We account for goodwill and intangible assets in accordance with SFAS No. 142, which requires goodwill to be tested for impairment on an annual basis (and more frequently in certain circumstances) and written down when impaired.
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
Results of Operations
The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of net sales:

	For the three months ended		For the nine months ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.6%	69.8%	68.8%	70.9%

Gross profit	31.4%	30.2%	31.2%	29.1%

Operating expenses:
Selling, general and administrative	17.1%	17.1%	18.1%	16.8%
Research and development	6.2%	4.5%	6.4%	4.9%
Amortization of intangible assets	0.4%	0.5%	0.4%	0.5%
Goodwill impairment	1.4%	0.0%	0.5%	0.0%

Total operating expenses	25.1%	22.1%	25.4%	22.3%

Operating income	6.3%	8.1%	5.8%	6.8%
Interest (income)	(2.2%)	(1.0%)	(2.0%)	(0.8%)

Income before income taxes	8.5%	9.1%	7.7%	7.6%
Provision for income taxes	3.1%	2.2%	2.7%	2.1%

Net income	5.4%	6.9%	5.0%	5.5%

Three Months ended July 1, 2006 compared to Three Months ended July 2, 2005
Net Sales
The following table shows our net sales by our two business segments and the markets they serve (in thousands, except percentages):

	Three months ended
	July 1,	July 2,
	2006	2005
Microelectronic Segment
Military/Industrial Market	$11,101	$9,188
Commercial Market	4,704	6,271

	15,805	15,459

Display Segment
Military/Industrial Market	3,134	3,004
Commercial Market	8,005	11,866

	11,139	14,870

Total	$26,944	$30,329

Microelectronic Segment
Military/Industrial Market	41%	30%
Commercial Market	18%	21%

	59%	51%

Display Segment
Military/Industrial Market	11%	10%
Commercial Market	30%	39%

	41%	49%

Total	100%	100%

Net sales were approximately $26.9 million for the three months ended July 1, 2006, a decrease of $3.4 million, or 11%, from $30.3 million for the three months ended July 2, 2005.
Military/industrial sales in the microelectronic segment were approximately $11.1 million for the three months ended July 1, 2006, an increase of $1.9 million, or 21%, from $9.2 million for the three months ended July 2, 2005. Strong bookings in the second half of fiscal 2005 coupled with consistent bookings in fiscal 2006 led to the increase. We expect fiscal 2006 sales to be higher than fiscal 2005.
Commercial sales in the microelectronic segment were approximately $4.7 million for the three months ended July 1, 2006, a decrease of $1.6 million, or 25%, from $6.3 million for the three months ended July 2, 2005. The decline was primarily due to a general decrease in sales to customers as well as in orders of commercial memory modules from a high-end server customer as they experienced a reduction in sales. We expect fiscal 2006 sales to be lower than fiscal 2005.
Military/industrial sales in the display segment were approximately $3.1 million for the three months ended July 1, 2006, an increase of $0.1 million, or 4%, from $3.0 million for the quarter ended July 2, 2005. The increase was due to a general increase in overall order activity and the timing of customer requirements. We expect sales to be flat for the remainder of fiscal 2006.
Commercial sales in the display segment were approximately $8.0 million for the three months ended July 1, 2006, a decrease of $3.9 million, or 33%, from $11.9 million for the three months ended July 2, 2005. The decrease was primarily due to decreased sales to NCR Corporation of $3.7 million and decreased sales of our interface products. We made a strategic business decision in the third quarter of fiscal 2005 not to pursue future orders of this type with NCR Corporation due to the margins on this business, and their contract ended in the fourth quarter of fiscal 2005. While we expect the tablet PC and Max-Vu™ technology products to assist in replacing our lost sales, this is slower than anticipated and we expect fiscal 2006 sales to be lower than fiscal 2005.
During the three months ended July 1, 2006, no one customer accounted for more than 10% of total net sales.

Motion Computing and Hewlett Packard each accounted for approximately 11% of display segment net sales. On Command and Arrow Electronics accounted for approximately 16% and 14%, respectively, of microelectronic segment net sales.
During the three months ended July 2, 2005, NCR Corporation accounted for approximately 12% of total net sales and approximately 25% of display segment net sales. On Command accounted for approximately 17% of microelectronic segment net sales.
The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, sales of our membrane keypad products, which totaled approximately $2.2 million for the three months ended July 1, 2006, are subject to seasonal fluctuations relating to increased home appliance sales in the spring and fall. Historically, military sales have been strongest during our fiscal fourth quarter.
Gross Profit
The following table illustrates our two segments’ gross margin percentages by the markets they serve:

	Three months ended
	July 1,	July 2,
	2006	2005
Microelectronic Segment
Military/Industrial Market	51%	52%
Commercial Market	17%	21%

Microelectronic Segment Total	41%	39%

Display Segment
Military/Industrial Market	37%	42%
Commercial Market	10%	15%

Display Segment Total	18%	21%

Company Total	31%	30%
Gross profit was approximately $8.4 million for the three months ended July 1, 2006, a decrease of $0.8 million, or 8%, from $9.2 million for the three months ended July 2, 2005. For the three months ended July 1, 2006, gross margin as a percentage of net sales was approximately 31%, compared to 30% for the three months ended July 2, 2005.
Gross profit for the microelectronic segment was approximately $6.5 million for the three months ended July 1, 2006, an increase of $0.4 million, or 7%, from $6.1 million for the three months ended July 2, 2005. Gross margin as a percentage of microelectronic segment sales was approximately 41% for the three months ended July 1, 2006, compared to 39% for the three months ended July 2, 2005. The $0.4 million increase in microelectronic segment gross profit was due to the increase in gross profit from our military/industrial products primarily as a result of higher sales volume, which offset the lower sales volume and lower margin sales in our commercial market. Gross margins in the commercial market decreased due to an unfavorable product mix, lower sales and under absorption of overhead.
Gross profit for the display segment was approximately $2.0 million for the three months ended July 1, 2006, a decrease of $1.1 million, or 36%, from $3.1 million for the three months ended July 2, 2005. Gross margin as a percentage of display segment net sales was approximately 18% for the three months ended July 1, 2006 , compared to 21% for the three months ended July 2, 2005. Gross profit for commercial products decreased $1.0 million and gross profit for military/industrial products decreased $0.1 million. The decrease in commercial gross profit was due to lower sales and under absorption of overhead, primarily in our interface electronics product line. The decrease in military/industrial gross profit was due to lower sales volume and overall product mix. Gross margins for our display segment products continue to come under pressure from both domestic and Asian competition, and while we are implementing manufacturing strategies to improve our competitive position, it may be difficult to improve current gross margins in the future.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense (including bonuses in accordance with Compensation Committee policies), selling expenses (including commissions), information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were approximately $4.6 million for the three months ended July 1, 2006, a decrease of $0.6 million, or 11%, from $5.2 million for the three months ended July 2, 2005. The decrease related entirely to general and administrative expenses primarily due to reductions in accrued compensation and bad debt expense, partially offset by increased compensation expense related to the adoption of SFAS 123(R).
Selling, general and administrative expenses as a percentage of net sales remained consistent at 17% for the three months ended July 1, 2006 and July 2, 2005. As part of our overall management planning and analysis process, we have traditionally targeted approximately 15% of net sales for selling, general and administrative expenses. Because of the continued compliance requirements related to the Sarbanes-Oxley Act and the adoption of SFAS 123(R), we are expecting selling, general and administrative expenses to average between 16% and 18% in the future.
Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were approximately $1.7 million for the three months ended July 1, 2006, an increase of $0.3 million, or 22%, from $1.4 million for the three months ended July 2, 2005. The increase was primarily attributable to higher expenditures for our next generation anti-tamper, tablet personal computer and touch screen tablet personal computer technologies and increased headcount. Research and development expenses as a percentage of net sales have remained consistent and averaged between 5% and 6% of net sales over the past several quarters. However, as a result of our additional investment in research and development related to the above mentioned technologies, we expect research and development expenses to average 6% to 7% of net sales for fiscal 2006.
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
Goodwill Impairment
Due to the decreased performance in our interface electronics division in Columbus, Ohio, we tested the goodwill for impairment in the third quarter in accordance with SFAS No. 142. As a result of this testing, we found indicators of impairment for this display segment reporting unit. Accordingly, we wrote down goodwill by $0.4 million in the third quarter. See Note 7 of the Notes to the Consolidated Financial Statements for information relating to the goodwill impairment.
Interest Income
Interest income consists of interest earned on our cash balances invested primarily in a money market account. Interest income was approximately $588,000 for the three months ended July 1, 2006, an increase of $298,000 compared to $290,000 for the three months ended July 2, 2005. This increase was attributable to the increase in invested balances between periods, primarily as a result of the reinvestment of cash flows from operations, and increased interest rates.

Amortization of Intangible Assets
Intangible asset amortization for the three months ended July 1, 2006 and July 2, 2005 totaled approximately $118,000 and $158,000, respectively.
Income Taxes
Income tax expense totaled $0.8 million for the three months ended July 1, 2006 compared to $0.7 million for the three months ended July 2, 2005, an increase of $0.1 million. The Company’s effective tax rate approximated 36% for the three months ended July 1, 2006 and 25% for the three months ended July 2, 2005. The Company’s effective tax rate was increased from the federal statutory tax rate of 35% due to the incremental impact of state income taxes and the goodwill impairment, and was decreased by reductions for foreign sales exclusions, a new manufacturers’ deduction and research and experimentation tax credits available for federal income tax purposes. The unfavorable effect on our rate of the partial phasing out of federal foreign sales exclusions was offset by the phasing in of a new manufacturing deduction.
The increase in the effective rate from the three months ended July 2, 2005 is primarily due to the impact of the $0.4 million goodwill impairment which had no income tax benefit and the changes in the tax law related to the research and development credit. The research and development credit expired December 31, 2005, thereby increasing our effective rate in fiscal 2006. It is anticipated that Congress may again reinstate the credit. However, there is uncertainty as to the effective date. We expect our effective rate tax rate to be approximately 35% in the fourth quarter without reinstatement of the credit.

Nine Months ended July 1, 2006 compared to Nine Months ended July 2, 2005
Net Sales
The following table shows our net sales by our two business segments and the markets they serve (in thousands, except percentages):

	Nine months ended
	July 1,	July 2,
	2006	2005
Microelectronic Segment
Military/Industrial Market	$30,972	$27,149
Commercial Market	15,341	19,887

	46,313	47,036

Display Segment
Military/Industrial Market	8,844	7,999
Commercial Market	24,046	32,020

	32,890	40,019

Total	$79,203	$87,055

Microelectronic Segment
Military/Industrial Market	39%	31%
Commercial Market	20%	23%

	59%	54%

Display Segment
Military/Industrial Market	11%	9%
Commercial Market	30%	37%

	41%	46%

Total	100%	100%

Net sales were approximately $79.2 million for the nine months ended July 1, 2006, a decrease of $7.9 million, or 9%, from $87.1 million for the nine months ended July 2, 2005.

Military/industrial sales in the microelectronic segment were approximately $31.0 million, an increase of $3.8 million, or 14%, for the nine months ended July 1, 2006 from $27.2 million for the nine months ended July 2, 2005. Strong bookings in the second half of fiscal 2005 coupled with consistent bookings in fiscal 2006 led to the increase. We expect fiscal 2006 sales to be higher than fiscal 2005.
Commercial sales in the microelectronic segment were approximately $15.3 million for the nine months ended July 1, 2006, a decrease of $4.6 million, or 23%, from $19.9 million for the nine months ended July 2, 2005. The decline was due to the transition of a major product to offshore production which just passed qualification this quarter, shipments for a customer’s hotel entertainment delivery system being delayed due to the hurricanes in the Gulf Coast, which had a significant effect on their business, and an overall decrease in order activity. We expect fiscal 2006 sales to be lower than fiscal 2005.
Military/industrial sales in the display segment were $8.8 million for the nine months ended July 1, 2006, an increase of $0.8 million, or 11%, from $8.0 million for the nine months ended July 2, 2005. The increase was due to increased orders and the timing of customer requirements. We expect sales to be flat for the remainder of fiscal 2006.
Commercial sales in the display segment were approximately $24.0 million for the nine months ended July 1, 2006, a decrease of $8.0 million, or 25%, from $32.0 million for the nine months ended July 2, 2005. The decrease was primarily due to decreased sales to NCR Corporation of $6.9 million as well as decreased orders of our interface products. We made a strategic business decision in the third quarter of fiscal 2005 not to pursue future orders of this type with NCR Corporation due to the margins on this business, and their contract ended in the fourth quarter of fiscal 2005. While we expect the tablet PC and Max-Vu™ technology products to assist in replacing our lost sales, this is slower than anticipated and we expect fiscal 2006 sales to be lower than fiscal 2005.
During the nine months ended July 1, 2006, no one customer accounted for more than 10% of our total net sales. Motion Computing and Whirlpool each accounted for approximately 10% of display segment net sales, while On Command Corporation accounted for approximately 13% of microelectronic segment net sales.
During the nine months ended July 2, 2005, no one customer accounted for more than 10% of our total net sales. NCR Corporation accounted for approximately 19% of display segment net sales, while On Command accounted for approximately 14% of microelectronic segment net sales.
The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, sales of our membrane keypad products, which totaled approximately $7.5 million in the nine months ended July 1, 2006, are subject to seasonal fluctuations relating to increased home appliance sales in the spring and fall. Historically, military sales have been strongest during our fiscal fourth quarter.

Gross Profit
The following table illustrates our two segments’ gross margin percentages by the markets they serve:

	Nine months ended
	July 1,	July 2,
	2006	2005
Microelectronic Segment
Military/Industrial Market	49%	51%
Commercial Market	20%	22%

Microelectronic Segment Total	39%	38%

Display Segment
Military/Industrial Market	40%	31%
Commercial Market	13%	15%

Display Segment Total	20%	18%

Company Total	31%	29%
Gross profit was approximately $24.7 million for the nine months ended July 1, 2006, a decrease of $0.7 million, compared to $25.4 million for the nine months ended July 2, 2005. For the nine months ended July 1, 2006, gross margin as a percentage of net sales was approximately 31%, compared to approximately 29% for the nine months ended July 2, 2005.
Gross profit for the microelectronic segment was approximately $18.1 million for the nine months ended July 1, 2006, consistent with the nine months ended July 2, 2005. Gross margin as a percentage of microelectronic segment net sales was approximately 39% for the nine months ended July 1, 2006, compared to 38% for the nine months ended July 2, 2005. Gross profit is highly driven by product mix and volume; therefore it will fluctuate on a quarterly basis as the percentage of military versus commercial as a percentage of the total changes.
Gross profit for the display segment was approximately $6.6 million for the nine months ended July 1, 2006, a decrease of $0.7 million, or 10%, from $7.3 million for the nine months ended July 2, 2005. This decrease in gross profit was the result of a decrease in the commercial products of $1.7 million, partially offset by an increase in the military/industrial products of $1.0 million. Gross margin as a percentage of display segment net sales was approximately 20% for the nine months ended July 1, 2006, compared to 18% for the nine months ended July 2, 2005. The increase in gross profit for the military/industrial market is the result of higher sales volume and higher margin products. The decrease in the commercial gross profit was primarily driven by the decrease in sales volume and under absorption of overhead.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense (including bonuses in accordance with Compensation Committee policies), selling expenses (including commissions), information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were approximately $14.3 million for the nine months ended July 1, 2006, a decrease of $0.4 million, or 2%, from $14.7 million for the nine months ended July 2, 2005. The decrease in selling expenses of $0.9 million was offset by an increase in general and administrative expenses of $0.5 million. Selling expenses decreased due to lower commissions as a result of lower sales and changes in the commission structure. General and administrative expenses increased primarily due to compensation expense related to the adoption of SFAS 123(R) and moving expenses related to the consolidation of our microelectronics segment.
Selling, general and administrative expenses as a percentage of net sales were 18% for the nine months ended July 1, 2006 and 17% for the nine months ended July 2, 2005. The increase in the percentage is primarily the result of lower sales during the nine month period. As part of our overall management planning and analysis process, we have traditionally targeted approximately 15% of net sales for selling, general and administrative expenses. Because of the continued compliance requirements related to the Sarbanes-Oxley Act and the adoption of SFAS 123(R), we are expecting selling, general and administrative expenses to average between 16% and 18% in the future.

Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were approximately $5.1 million for the nine months ended July 1, 2006, an increase of $0.8 million, or 18%, from $4.3 million for the nine months ended July 2, 2005. The increase was primarily attributable to increased expenditures for our next generation anti-tamper, tablet personal computer and touch screen tablet personal computer technologies and increased headcount. Research and development expenses have generally averaged between 5% and 6% of net sales. However, as a result of our additional investment in research and development related to the above mentioned technologies, we expect research and development expenses to average between 6% and 7% of net sales for fiscal 2006.
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
Goodwill Impairment
Due to the decreased performance in our interface electronics division in Columbus, Ohio, we tested the goodwill for impairment in the third quarter of fiscal 2006 in accordance with SFAS No. 142. As a result of this testing, we found indicators of impairment for this display segment reporting unit. Accordingly, we wrote down goodwill by $0.4 million in the third quarter. See Note 7 of the Notes to the Consolidated Financial Statements for information relating to the goodwill impairment.
Interest Income
Interest income consists of interest earned on our cash balances invested primarily in a money market account. Interest income was approximately $1.5 million for the nine months ended July 1, 2006, an increase of $0.8 million compared to $0.7 million for the nine months ended July 2, 2005. This increase was attributable to the increase in invested balances between periods, primarily as a result of the reinvestment of cash flows from operations, and increased interest rates.
Amortization of Intangible Assets
Intangible asset amortization for the nine months ended July 1, 2006 and July 2, 2005 totaled $355,000 and $474,000, respectively.
Income Taxes
Income tax expense totaled $2.1 million for the nine months ended July 1, 2006 compared to $1.9 million for the nine months ended July 2, 2005. The Company’s effective tax rate was approximately 35% for the nine months ended July 1, 2006 and 28% for the nine months ended July 2, 2005. The Company’s effective tax rate was increased from the federal statutory tax rate of 35% due to the incremental impact of state income taxes and the goodwill impairment, and was decreased by reductions for foreign sales exclusions, a new manufacturers’ deduction and research and experimentation tax credits available for federal income tax purposes. The unfavorable effect on our rate of the partial phasing out of federal foreign sales exclusions was offset by the phasing in of a new manufacturing deduction.
The increase in the effective rate from the nine months ended July 2, 2005 is primarily due to changes in the tax law related to the research and development credit and the $0.4 million goodwill impairment which had no income tax benefit. Due to the provisions of SFAS No. 109, we recorded an adjustment in the first quarter of fiscal 2005 for the fourth quarter of fiscal 2004 for the reinstatement of the research and development credit back to July 1, 2004. The research and development credit again expired December 31, 2005, thereby increasing our effective rate in fiscal 2006. It is anticipated that Congress may again reinstate the credit. However, there is uncertainty as to the effective date. We expect our effective rate to be approximately 35% for fiscal 2006 without reinstatement of the credit.
Liquidity and Capital Resources
Cash on hand as of July 1, 2006 totaled approximately $51.5 million. During the nine months ended July 1, 2006, cash provided by operating activities was approximately $3.6 million compared to $9.5 million in the prior year period. The decrease was primarily due to lower net income and changes in deferred income tax and working capital items. Deferred income tax decreased approximately $2.2 million primarily due to amended returns filed in fiscal 2005 which resulted in tax refunds. The increase in inventory and decrease in accrued expenses and deferred revenue were the primary uses of cash during the 2006 period. Inventory increased primarily as a result of raw material purchased for fourth quarter customer requirements and the overall timing of large purchases which can cause fluctuations in the balances. The decrease in accrued expenses and deferred revenue is the result of the timing of income tax payments. Net income, non-cash charges and a decrease in accounts receivable were the primary sources of cash during the 2006 period. Depreciation and amortization totaled approximately $3.0 million for the 2006 period and $3.1 million for the 2005 period. We expect depreciation and amortization to increase now that we have completed the leasehold improvements related to the consolidation of our two Phoenix locations.
Purchases of property, plant and equipment during the nine months ended July 1, 2006 totaled approximately $3.8 million, with $0.2 million remaining in accounts payable at quarter-end. During the nine months ended July 1, 2006, the purchases included $3.4 million for our microelectronic manufacturing facilities, primarily for tenant improvements, and $0.4 million for our display and interface manufacturing facilities.
In connection with our decision to consolidate our two Phoenix locations, we entered into a ten-year operating lease for the expanded headquarters/microelectronics building in fiscal 2005. The project and the consolidation were completed in the second quarter of fiscal 2006 and we incurred approximately $4.1 million in improvements. We also put the Flower Street land and building in Phoenix on the market. We expect proceeds from the sale of the land and building to exceed our net book value of approximately $1.9 million as of July 1, 2006; however, we do not expect any ultimate gain or loss to have a material impact on our consolidated results of operations.
Accounts receivable decreased approximately $0.7 million from the fiscal year ended October 1, 2005, primarily due to an overall net sales decrease of $3.0 million from the quarter ended October 1, 2005. Days sales outstanding at July 1, 2006 were 63 days compared to 61 days as of October 1, 2005. Our days sales outstanding typically approximate 62 days.
Inventories increased approximately $2.4 million from the end of fiscal 2005. Inventory of approximately $22.0 million as of July 1, 2006 represented 109 days of inventory on hand, more than the 87 days on hand at October 1, 2005. The levels of inventory fluctuate based on changes in expected production requirements, the fulfillment of orders and availability of raw materials. We received some raw material at quarter end to fulfill some fourth quarter shipments which increased our inventory balance. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to buy larger amounts of inventory per purchase and hold it for longer periods of time. This would have the effect of increasing our days of inventory on hand. We expect to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our cash balances and operating cash flows.
Prepaid expenses increased approximately $0.2 million from the end of fiscal 2005. This increase was primarily due to the prepayment of insurance and royalties.
Accounts payable as of July 1, 2006 decreased approximately $0.6 million from the end of fiscal 2005, primarily due to the timing of inventory receipts and payments. Additionally, accrued income taxes were approximately $0.9 million lower than at year-end as a result of the timing of estimated tax payments. Accrued commissions were approximately $0.4 million lower than the previous year-end because of lower sales volume to customers covered by our manufacturers’ representatives.
Accrued salaries and benefits were approximately $0.1 million higher at July 1, 2006 compared to the end of fiscal 2005 due to an additional week of accrued payroll, partially offset by the payment of accrued compensation.
On June 19, 2006, the Company’s Board of Directors authorized a stock repurchase program pursuant to which up to 5%, or 1,231,108 shares, of its outstanding common stock may be repurchased from time to time. The duration of the repurchase program is open-ended and is being implemented through a Rule 10b5-1 Stock Purchase Plan. Under the program, the Company can purchase shares of common stock through the open market on a daily basis at prices equal to or less than $5.50 per share without further approval by the Board. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. Through July 1, 2006, we purchased 18,498 shares of our common stock for $94,000 under the program. We expect to fund all stock purchases from our cash balances and operating cash flows.
We have a $12.0 million revolving line of credit with JPMorgan Chase. Borrowings under the line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase “prime rate”. The line of credit expired March 28, 2006, but has been extended until September 28, 2006. We expect to renew the line of credit in the fourth quarter of fiscal 2006. We are in compliance with all debt covenant requirements contained in our line of credit agreement. As of July 1, 2006 there were no borrowings against the line of credit, and we have not borrowed against the line of credit since April 2003.
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
Contractual Obligations
We have entered into certain long-term contractual obligations that will require various payments over future periods as follows (in thousands of dollars):

	Payments due by period as of July 1, 2006
		Less than			After
	Total	1 year	1 - 3 years	4 - 5 years	5 years
Operating leases	$10,377	$1,482	$2,968	$2,110	$3,817
Pension funding (1)	—	—	—	—	—

Total Contractual Cash Obligations	$10,377	$1,482	$2,968	$2,110	$3,817

(1)	We are committed to meeting the annual minimum funding requirements relating to our pension plan, which covers approximately 37 employees at our Ft. Wayne facility. There were no contributions to the pension plan in the first nine months of fiscal 2006. The Company does not expect minimum funding requirements to be material. The Company may also make contributions to the pension fund in excess of the minimum funding requirements during any year.
Contingencies
On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against us and certain of our current and former officers and directors (the “defendants”). The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint was filed on or about February 14, 2005. The defendants’ motions to dismiss that complaint were granted on February 14, 2006. The plaintiffs filed an amended complaint on April 17, 2006 (the “Complaint”). Like the dismissed complaint, the new Complaint alleges, among other things, that between January 23, 2003 and

June 9, 2004, we made false and misleading statements concerning our financial results and business, and issued a misleading registration statement and prospectus in connection with our July 2003 secondary offering. The Complaint seeks unspecified monetary damages. Defendants filed a motion to dismiss the new Complaint in June 2006. The plaintiffs’ response to the motion is due in August 2006. The Court has not set a date for a hearing on the motion to dismiss. We believe plaintiffs’ claims are without merit and we intend to vigorously defend ourselves in the consolidated matter. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the Complaint and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse effect on our consolidated results of operations, liquidity or financial condition.
On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. We were also named as a nominal defendant in both actions. The complaints alleged that between January 2003 and the date the complaints were filed, defendants breached their fiduciary duties to us by causing us to misrepresent our financial results and prospects. The complaints alleged claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment, and sought unspecified damages, equitable relief, and restitution against the individual defendants. On June 7, 2005, the Court dismissed the Dodt action and on June 15, 2005, the Court dismissed the Christ action. Mr. Dodt has appealed the dismissal of his complaint. Mr. Dodt filed an appellate brief in June 2006. The Company’s response to Mr. Dodt’s brief was filed on July 28, 2006. A hearing date for Mr. Dodt’s appeal has not been scheduled by the Court. We believe the claims made in the complaints are without merit and, in the event that the plaintiff’s appeal is successful, we intend to vigorously defend these actions. Although the outcome of this litigation is uncertain, based on our current assessment of the merits of the complaints and considering the amount of insurance we maintain covering claims of this nature, we do not believe the ultimate outcome of these matters will have a material adverse effect on our consolidated results of operations, liquidity or financial condition.
In addition, from time to time, we are subject to claims and litigation incident to our business. There are currently no such pending proceedings to which we are a party that we believe will have a material adverse effect on our consolidated results of operations, liquidity, or financial condition.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 will be effective for the Company’s fiscal year beginning September 30, 2007. The Company is currently evaluating the impact FIN No. 48 will have on the Company’s financial condition and results of operations.
In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 will be effective for the Company’s fiscal year beginning October 1, 2006. FIN No. 47 is currently being evaluated by the Company and is not expected to have a material impact on the Company’s financial condition or results of operations.
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

Note Regarding Forward Looking Statements and Associated Risks
This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and documents incorporated herein by reference, contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project” and “predict”, or similar words and phrases regarding expectations generally identify forward looking statements. Forward looking statements contained herein and in documents incorporated by reference herein include, but are not limited to:
•	our expectations regarding our overall future sales, profits and gross margins, as well as bookings, for our display and microelectronic segments;
•	our expectations regarding proceeds from the sale of the land and building;
•	our expectations regarding future depreciation and amortization;
•	Our expectations regarding future purchases of common stock in connection with our stock repurchase program;
•	our expectations of an increase in raw material lead times for ceramic packages, memory components, and display glass materials, which may impact net sales and gross margins, and of short supplies for liquid crystal displays and memory components and future purchases of components including possible allocations of display and semiconductor components;
•	our expectations of increases or decreases in raw material prices;
•	our expectations for the future demands for our products and future product sales mix, including our expectations for continued growth for our anti-tamper products, the slowdown of shipments to our interface customers, and our expectations regarding changes in sales to certain industries;
•	our expectations regarding future demand for our products, our ability to continue to meet our customers’ requirements and with regard to market acceptance and profitability of our new products;
•	our expectations regarding the sale of a range of military microelectronic products and fluctuations in product mix;
•	our expectations regarding our product production times, future shipments of backlog, and the impact of changes in raw material lead times on pricing, sales and inventory levels and the number of days of inventory on hand ratio;
•	our expectations regarding our effective tax rate in the future and the adequacy of our tax reserves, future goodwill impairment, the impact of the adoption of new accounting pronouncements and changes in the law on our effective tax rate, and our anticipated use of manufacturer’s deduction and research and development tax credits;
•	our expectations regarding future research and development costs, expenses and risks associated with product development, including the levels of future product development in fiscal 2006 and beyond for products related to our Max-Vu™ process technology;
•	our plans to introduce new products and technologies and our expectations regarding sales from these products and technologies;
•	our estimates regarding selling, general and administrative expenses, including minimum funding requirements for our pension plan;

•	our expectations regarding future property, plant and equipment expenditures and capital expenditures;
•	our expectations regarding our existing sources of liquidity and their sufficiency to satisfy cash requirements over the next twelve months, including our expectations that cash flow from operations should be sufficient to fund cash needs in the short and long term and our belief that we are able to fund sales growth inventory increases and manufacturing planning requirements, common stock repurchases and other operating expenses from available cash balances and operating cash flows;
•	our expectations regarding the need to draw on and renew our line of credit and any related effect of interest rate changes; and
•	our belief that we will not pay cash dividends in the future.
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
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of July 1, 2006, we had no borrowings on our revolving line of credit with JPMorgan Chase. Should we borrow against the line, interest charged on these borrowings would be at the lower of the bank’s “prime rate” or the London Interbank Offered Rate (“LIBOR”) plus 1.5%. During the three months ended July 1, 2006, the bank’s “prime rate” averaged 7.90% and was 8.25% as of July 1, 2006. From October 1, 2005 to July 1, 2006, the bank’s “prime rate” increased approximately 1.5%.
We are subject to changes in the “prime rate” based on Federal Reserve actions and general market interest fluctuations. We are also subject to fluctuations in the LIBOR. As of July 1, 2006, the LIBOR was approximately 5.77%. Should we begin borrowing against the credit line, quarterly interest expense (at 8.25%) would be approximately $20,625 for every $1.0 million borrowed. A hypothetical interest rate increase of 1% would increase interest expense by approximately $2,500 per $1.0 million borrowed on a quarterly basis. We believe that moderate interest rate increases will not have a material adverse impact on our consolidated results of operations or financial position.
We believe that we are not subject to any material forms of market risk, such as foreign currency exchange risk (our sales to foreign customers and purchases from foreign suppliers are denominated in U.S. dollars) or commodity price risk.
ITEM 4
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics.
We have evaluated, under the supervision and with the participation of management, including our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our CEO and CFO concluded that as of July 1, 2006 our disclosure controls and procedures were effective in ensuring that information that is required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management has also concluded that our disclosure controls are designed to reasonably assure such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Furthermore, our disclosure controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors (the ‘defendants”). The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint was filed on or about February 14, 2005. The defendants’ motions to dismiss that complaint were granted on February 14, 2006. The plaintiffs filed an amended complaint on April 17, 2006 (“the Complaint”). Like the dismissed complaint, the new Complaint alleges, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, and issued a misleading registration statement and prospectus in connection with the Company’s July 2003 secondary offering. The Complaint seeks unspecified monetary damages. Defendants filed a motion to dismiss the new Complaint in June 2006. The plaintiffs’ response to the motion is due in August 2006. The Court has not set a date for a hearing on the motion to dismiss. The Company believes plaintiffs’ claims are without merit and it intends to vigorously defend itself in the consolidated matter. Although the outcome of this litigation is uncertain, based on the Company’s current assessment of the merits of the Complaint and considering the amount of insurance the Company maintains covering claims of this nature, the Company does not believe the ultimate outcome of these matters will have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.
On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company was also named as a nominal defendant in both actions. The complaints alleged that between January 2003 and the date the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints alleged claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment, and sought unspecified damages, equitable relief, and restitution against the individual defendants. On June 7, 2005, the Court dismissed the Dodt action and on June 15, 2005, the Court dismissed the Christ action. Mr. Dodt has appealed the dismissal of his complaint. Mr. Dodt filed an appellate brief in June 2006. The Company’s response to Mr. Dodt’s brief was filed on July 28, 2006. A hearing date for Mr. Dodt’s appeal has not been scheduled by the Court. The Company believes the claims made in the complaints are without merit and, in the event that the plaintiff’s appeal is successful, intends to vigorously defend these actions. Although the outcome of this litigation is uncertain, based on the Company’s current assessment of the merits of the complaints and considering the amount of insurance the Company maintains covering claims of this nature, the Company does not believe the ultimate outcome of these matters will have a material adverse effect on its consolidated results of operations, liquidity or financial condition.
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
Our current orders from defense-related companies account for a material portion of our overall net sales. Military sales accounted for approximately 42%, 44% and 47% of our total net sales in fiscal 2005, 2004 and 2003, respectively. Military spending levels depend on factors that are outside of our control. Reductions or changes in military spending could have a material adverse effect on our sales and profits. Although we had strong bookings in the second half of fiscal 2005, they have leveled off in fiscal 2006, and we do not have a level of visibility that indicates to us how this will trend going forward. We believe that because of the unexpected length and cost of the war in Iraq and as part of a broad overhaul of U.S. priorities, funds for weapons and equipment have been reallocated in support of the war’s operations. In addition, the United States defense industry is moving toward the purchase of commercial off-the-shelf products rather than those designed and manufactured to higher military specifications. To the extent that our products are substituted with commercial off-the-shelf products, our operations would suffer. Even if military spending continues to increase, shifts in military spending away from high technology programs to areas that we do not supply, such as personnel and infrastructure, would also negatively affect our sales and profits.
Our goodwill has been, and may become, impaired in the future.
We have goodwill resulting from our acquisitions, specifically Panelview and IDS. At least annually, we evaluate this goodwill for impairment based on the fair value of the related reporting units. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company. These changes have in the past, and may in the future, result in an impairment that would require a material non-cash charge to our results of operations. Our annual review of goodwill in the fourth quarter of fiscal 2005 resulted in the impairment of goodwill to our commercial microelectronics product line in Phoenix and our display product line in Oregon. In the third quarter of fiscal 2006, we recorded an impairment of goodwill to our interface electronics reporting unit in Columbus, Ohio. See Notes 2 and 6 of the Notes to the Consolidated Financial Statements in the fiscal 2005 Annual Report on Form 10-K and Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-Q for additional information. As of July 1, 2006, we have $5.3 million of goodwill recorded.
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
We generally do not receive firm, long-term purchase commitments from our OEM customers. Customers may cancel their orders, change production quantities or delay production for a number of reasons. At times, our customers’ industries experience significant decreases in demand for their products and services. The generally uncertain economic condition of several of the industries of our customers has resulted, and may continue to result, in some of our customers delaying the delivery of some of the products we manufacture for them, and placing purchase orders for lower volumes of products than originally anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers would seriously harm our results of operations for a period by reducing our net sales in that period. In addition, because many of our costs and operating expenses are fixed, a reduction in customer demand could harm our gross profit and operating income.
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
On October 2, 2005 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (“SFAS

123(R)”) which requires the measurement and recognition of compensation expense in the financial statements for all share-based payment awards made to employees and directors based on estimated fair values. As a result, our operating results for the first nine months of fiscal 2006 contain, and our operating results for the future will contain, a charge for share-based compensation related to employee stock options.
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
Our manufacturing operations require raw materials that must meet exacting standards. Additionally, certain customers require us to buy from particular vendors due to their product specifications. The most significant raw materials that we purchase are memory devices in wafer, die, and component forms and active matrix liquid crystal display (“AMLCD”) panels. Shortages of wafers and other raw materials may occur when there is a strong demand for memory integrated circuits and other related products. AMLCD panels may also be in short supply at times. We rely heavily on our ability to maintain access to steady sources of these raw materials at favorable prices. We are highly dependent on one or two semiconductor manufacturers for memory devices, such as SRAM, SDRAM, DDR II, flash, etc. and one package manufacturer of ceramic packages for military components. We do not have specific long-term contractual arrangements, but we believe we are on good terms with our suppliers. We cannot be certain that we will continue to have access to our current sources of supply or that we will not encounter supply problems in the future. Any interruption in our supply of raw materials could reduce our sales in a given period, and possibly cause a loss of business to a competitor, if we could not reschedule the deliveries of our product to our customers. In addition, our gross profits could suffer if the prices for raw materials increase, especially with respect to sales associated with military contracts where prices are typically fixed.
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
Our stock price has been volatile.
The price of our common stock fluctuates significantly. The trading price of our common stock could be subject to wide fluctuations in response to:

•	future announcements concerning our company, our competitors or our principal customers, such as quarterly operating results, adjustments to previously reported results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations, or litigation;
•	the liquidity within the market of our common stock;
•	sales of common stock by our officers, directors and other insiders;
•	investor perceptions concerning the prospects of our business;
•	market conditions and investor sentiment affecting market prices of equity securities of high technology companies in the microelectronic or display industries;
•	general economic, political and market conditions, such as recessions or international currency fluctuations;
•	market reaction to acquisitions, joint ventures or strategic investments announced by us or our competitors;
•	lawsuits filed against the Company; and
•	compliance with the Sarbanes-Oxley Act.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Plan	Plan
May 28, 2006 - July 1, 2006	18,498	$5.06	18,498	1,212,610

Total	18,498	$5.06	18,498

On June 19, 2006, the Company’s Board of Directors authorized a stock repurchase program pursuant to which up to 5%, or 1,231,108 shares, of its outstanding common stock may be repurchased from time to time. The duration of the repurchase program is open-ended and is being implemented through a Rule 10b5-1 Stock Purchase Plan. Under the program, the Company can purchase shares of common stock through the open market on a daily basis at prices equal to or less than $5.50 per share, without further approval by the Board. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital.

ITEM 6 EXHIBITS
Exhibits
2.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)

2.2	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4 filed on June 11, 1998, Registration No. 333-56565).

2.3	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

2.4	Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp., and Interface Data, Systems, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 24, 2003.

2.5	Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P. (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2001).

3.1	Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed on December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-3 filed on June 2, 2003).

4.1	Shareholder Rights Agreement, effective December 6, 1996, (incorporated herein by reference to Exhibit 5 on Form 8-K, filed on December 19, 1996).

4.2	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.1	Amendment effective March 28, 2006 to JPMorgan Chase Bank, N.A. Loan and Security Agreement, dated January 7, 2000 (incorporated herein by reference to Exhibit 10.2 on Form 10-Q, filed on May 11, 2006).

10.2*	Amendment effective June 28, 2006 to JPMorgan Chase Bank, N.A. Loan and Security Agreement, dated January 7, 2000.

10.3*	Rule 10b5-1 Stock Purchase Plan, dated June 21, 2006.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes- Oxley Act of 2002.

*	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION
/s/ Hamid R. Shokrgozar Hamid R. Shokrgozar
Chief Executive Officer

/s/ Roger A. Derse Roger A. Derse Vice President and Chief Financial Officer
Dated: August 10, 2006

EXHIBIT INDEX
2.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)

2.2	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4 filed on June 11, 1998, Registration No. 333-56565).

2.3	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

2.4	Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp., and Interface Data, Systems, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 24, 2003.

2.5	Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P. (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2001).

3.1	Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed on December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-3 filed on June 2, 2003).

4.1	Shareholder Rights Agreement, effective December 6, 1996, (incorporated herein by reference to Exhibit 5 on Form 8-K, filed on December 19, 1996).

4.2	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.1	Amendment effective March 28, 2006 to JPMorgan Chase Bank, N.A. Loan and Security Agreement, dated January 7, 2000 (incorporated herein by reference to Exhibit 10.2 on Form 10-Q, filed on May 11, 2006).

10.2*	Amendment effective June 28, 2006 to JPMorgan Chase Bank, N.A. Loan and Security Agreement, dated January 7, 2000.

10.3*	Rule 10b5-1 Stock Purchase Plan, dated June 21, 2006.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes- Oxley Act of 2002.

*	Filed or furnished herewith.