Form 10-K
period 2006-09-30
WHITE ELECTRONIC DESIGNS CORP
filed 2006-12-14
CIK 13606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 1-4817
WHITE ELECTRONIC DESIGNS CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-0905052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3601 E. University Drive Phoenix, Arizona (Address of principal executive offices)	85034 (Zip Code)

Registrant’s telephone number, including area code:	(602) 437-1520
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, stated value $.10 per share	The NASDAQ Stock Market, LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $112,289,000 as of December 12, 2006, based upon the sale price on the NASDAQ Global Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the registrant’s common stock on December 12, 2006 was 24,668,340.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Shareholders to be held on March 7, 2007 are incorporated by reference into PART III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
This Annual Report on Form 10-K (“Form 10-K”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and documents incorporated herein by reference contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995, as amended, provides a “safe harbor” for such forward-looking statements. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict”, or similar words and phrases regarding expectations, generally identify forward-looking statements.
We intend to qualify both our written or oral forward-looking statements made from time to time in connection with filings with the Securities and Exchange Commission (“SEC”) or in public news releases for protection under the safe harbors discussed above. Forward-looking statements are based largely on management’s expectations and because they are estimates, such statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Form 10-K, including those set forth in the Notes to the Consolidated Financial Statements and the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and under the subheading entitled “Risk Factors,” describe factors that could contribute to or cause actual results to differ materially from our expectations. Some factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, but are not limited to:
•	the loss of one or more principal customers or delays or cancellations of orders due to the impact of adverse business conditions on one or more principle customers;

•	the failure of customers to accept our anti-tamper packaging or the development of improved anti-tamper packaging by competitors;

•	the inability to procure required components and raw materials;

•	any downturn in the semiconductor, electronics, home appliance, telecommunications or other markets in which we operate, which could cause a decline in selling unit prices;

•	reductions in military spending or changes in the acquisition requirements for military products;

•	the ability to locate appropriate acquisition candidates, negotiate an appropriate purchase price, and integrate into our business the people, operations, and products from acquired businesses;

•	the inability to develop, introduce and sell new products or the inability to develop new manufacturing technologies;

•	changes or restrictions in the practices, rules and regulations relating to sales in international markets; and

•	a negative outcome in our current litigation or additional litigation complaints.
In addition, new factors, other than those identified in this Form 10-K, may emerge from time to time and it is not possible for management to predict all of these factors, nor can it assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements. We do not undertake, and we specifically disclaim, any obligation to publicly update or review any forward-looking statement contained in this Form 10-K or in any document incorporated herein by reference, whether as a result of new information, future events or otherwise, except as required by applicable law.

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
We are an Indiana corporation, originally incorporated in 1951 as Bowmar Instrument Corporation (“Bowmar”). On October 26, 1998, Bowmar merged with Electronic Designs, Inc. (“EDI”). In connection with the merger, Bowmar changed its name to White Electronic Designs Corporation. At the time of the merger, Bowmar was a manufacturer of high reliability electronic components and interface and mechanical devices, mainly for military applications. EDI was a manufacturer of commercial memory products for the telecommunications and data communications markets and also had a small “ruggedized” (manufactured to perform in harsh environments) display business serving the military and industrial market. The merger provided us with a diversified platform to expand our product offerings within both the military and commercial markets. In order to complement our military/industrial display business, we acquired Panelview, Inc. (“Panelview”) in January 2001. Panelview was a designer and manufacturer of enhanced commercial flat panel display products. Following the acquisition, we consolidated our display operations into our Panelview subsidiary. In January 2003, we acquired Interface Data Systems, Inc. (“IDS”), a designer and manufacturer of membrane keypads, flexible circuits, sensors, control panels and handheld and desktop electronic devices. This acquisition allowed us to expand our interface device product offerings and enhance our subsystem solutions. In addition, with IDS’ design and manufacturing capabilities, we can offer fully integrated system level solutions. In September 2003, we completed our consolidation of manufacturing operations for our commercial memory microelectronic products by moving operations from our former facility in Marlborough, Massachusetts to our IDS facility in Phoenix, Arizona. In October 2004, we made the decision to consolidate our two Phoenix locations and sell the IDS facility and land, which is actively being marketed for sale. We completed the consolidation in the second quarter of fiscal 2006.
We are headquartered in Phoenix, Arizona. Our mailing address is 3601 E. University Drive, Phoenix, Arizona, 85034, and our telephone number at that location is (602) 437-1520. Our website, which contains links to our financial information and our filings with the SEC, is www.wedc.com. Unless otherwise indicated in this Form 10-K, “White Electronic Designs,” “us,” “we,” “our,” “the Company” and similar terms refer to White Electronic Designs Corporation and its subsidiaries as a whole.
BUSINESS SEGMENTS
We have two business segments, each of which requires different design and manufacturing resources and generally serves customers in different markets. The microelectronic segment accounted for approximately 55% of our total sales in fiscal 2006, while the display segment accounted for approximately 45% of our total sales in fiscal 2006. Financial information for our business segments is disclosed in Note 17 of the Notes to the Consolidated Financial Statements.
MICROELECTRONIC SEGMENT
Our microelectronic segment manufactures semiconductor multi-chip packaged products primarily for memory storage. Our products in the microelectronic segment are generally sold to military prime contractors and commercial OEMs in the aerospace, defense, military equipment, computer networking and telecommunication/ datacommunication industries. Certain industries require these semiconductor parts to pass specific qualifications due to the application requirements for those products. A commercial grade product generally meets the standard of industries such as the consumer electronic, computer networking and telecommunication/datacommunication industries. Higher performing products, also known as high-reliability products, are needed in certain industries, such as aerospace, defense, and military equipment and systems, and are often referred to as “military” products. Military products are designed to meet more stringent standards and are resistant to adverse conditions, such as high and low temperature extremes. High-reliability products can also be used in commercial and industrial applications where products are exposed to harsh conditions.
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
In addition, our microelectronic segment includes our anti-tamper security processing for mission critical semiconductor components in military applications. We are one of a limited number of licensees for anti-tamper technology for microelectronic products and have developed a proprietary process for applying anti-tamper protection for such applications. We believe our process offers greater scalability and higher yields than those of our competitors.
The following table describes the key products that we sell in the microelectronic segment and some of their applications:

PRODUCT		SAMPLE APPLICATION

Military/Industrial:

•	System on a substrate	•	Counter-measure suite of the F-16 Fighting Falcon

•	Microprocessor modules	•	Air-to-air missiles, such as the Sidewinder AIM-9X and AIM-120 AMRAAM
		•	Embedded computers used in the Apache Helicopter, Advanced Amphibious Assault Vehicle and the Abrams M1A2 Tank

•	Memory modules	•	Air-to-air missiles, such as the Sidewinder AIM-9X and AIM-120 AMRAAM
		•	Embedded computers used in the F-22 Raptor and Patriot PAC-3 Missile System
		•	Radar used in the F/A-18 Hornet
		•	Joint Strike Fighter, F-35
		•	European Typhoon Fighter Aircraft (EFA)

•	Anti-tamper technology	•	Various military programs

Commercial:

•	Multi-chip package	•	Telephone, data, and video communications

•	SDRAM/DDR II memory modules	•	High-end servers for networking and ERP systems

		•	Wireless CDMA base stations

•	Flash/SRAM memory PC card	•	Linear Flash PCMCIA Cards

•	Microelectronic system boards	•	Home entertainment consoles

		•	Hotel entertainment systems

•	Compact Flash	•	Medical, embedded computing

Backlog
The backlog for microelectronic products, represented by firm customer purchase orders, was approximately $33.4 million and $33.1 million at the end of fiscal years 2006 and 2005, respectively. While overall backlog has not changed significantly, we had higher military orders as we have seen a return to more traditional levels of military spending since the second half of fiscal 2005, which offset a decrease in commercial orders. Approximately 66% of the segment’s fiscal year-end 2005 backlog was shipped during fiscal 2006 with the remaining backlog scheduled for shipment in fiscal 2007 or beyond. Approximately 69% of the fiscal 2006 year-end backlog is planned for shipment during fiscal 2007 with the remaining backlog scheduled for shipment in fiscal 2008 and beyond. The backlog after fiscal 2007 is a result of customer scheduling requirements for high-reliability products and not constraints on our capacity.
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
DISPLAY SEGMENT
The display segment serves a number of markets with products and solutions that are incorporated into tablet PCs, global positioning systems, automated teller machines, point-of-service (“POS”) order confirmation displays, home appliances, consumer electronics, medical devices, outdoor displays, military and commercial avionics and various other military applications. Our products in the display segment are generally sold to the high-end industrial markets, including commercial avionics. Our display solutions include enhanced viewing liquid crystal flat panel display products, interface devices and electromechanical assemblies. Enhanced viewing liquid crystal displays and sunlight readable displays can be used in either ruggedized or commercial applications. Ruggedized displays are manufactured to perform in harsh environmental conditions, while commercial display products offer greater viewing performance than off-the-shelf displays but are not designed for harsh environmental conditions. Interface devices include electromechanical components and instrument packages that can consist of ruggedized keyboards, aircraft trim panels, rotating devices, mechanical packages, membrane keypads, silver flexible circuits, graphic overlays, control panels and keypad/controller assemblies.
We enhance standard flat panel displays using patented, proprietary and commercially available technology. We believe our enhanced display products offer several benefits, including:
•	Increased viewability (anywhere viewable); increased visibility in bright light conditions (Max-Vu™);
•	Increased visibility in bright light conditions; super bright low reflectance (SBLR™);
•	Ability to withstand heavy vibration and extreme temperatures; and
•	Wider viewing angles.
Additionally, we combine various display, keyboard, and other components and their supporting electronics into fully integrated solutions for our customers.

The following table describes key products that we sell in the display segment and some of their applications:

	PRODUCT		SAMPLE APPLICATION
Military/Industrial:

•	Mechanical components	•	Impulse counters, altitude counters, rounds counters, logicator F-16 trim panel

•	Super bright low reflectance technology (SBLR) & Max-Vu™ technology	•	Ground based vehicles, such as the Abrams M1A2 Tank
		•	Aircraft displays, such as the Apache
Helicopter and the F-16 Fighting Falcon

		•	Cockpit instrumentation; marine navigation

		•	Global positioning systems (GPS)

Commercial:

•	Max-Vu™ process technology	•	Mobile Personal Computers (“PC”), Tablet PCs

•	Display module assembly	•	Patient monitors

•	Optically enhanced displays	•	Drive-thru kiosks; medical instruments; Point-of-Service (POS) terminals; notebook PCs; automotive test equipment

•	Membrane keypads	•	Home appliances

•	Keypad modules	•	Hand-held barcode applications
Backlog
The display segment backlog, represented by firm customer purchase orders, was approximately $19.2 million and $20.2 million at the end of fiscal years 2006 and 2005, respectively. The decrease from the previous year is attributable to the timing of orders and shipments as we shipped $2.9 million more in the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005. Approximately 78% of this segment’s fiscal 2005 year-end backlog was shipped during fiscal 2006 while the remaining backlog is scheduled for shipment in fiscal 2007 and beyond. Approximately 91% of the fiscal 2006 year-end backlog is expected to be shipped during fiscal 2007, with the remaining backlog scheduled for shipment in fiscal 2008 and beyond. The backlog after fiscal 2007 is a result of customer scheduling requirements for display and military mechanical products and not constraints on our capacity.
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
SALES, MARKETING AND DISTRIBUTION
We use an integrated sales approach to closely manage relationships at multiple levels of the customer’s organization, including management, engineering and purchasing personnel. This approach involves a team consisting of a senior executive, a business development specialist, and members of our engineering department. Our sales team consists of approximately 35 people, including 7 sales managers. Our use of experienced engineering personnel as part of the sales effort enables close technical collaboration with our customers during the design and qualification phase of new equipment. We believe that this is critical to the incorporation of our products into our customers’ equipment. Some of our executive officers are actively involved in key aspects of our relationships with our major customers and work closely with our customers’ senior management. We also use manufacturers’ representatives, independent sales representatives and distributors as needed.
The military sales cycle, and certain commercial product sales, tends to be long in nature with a protracted design phase. Once a product is designed into a military system, it is typically sole-sourced to a particular supplier. Due to the extensive qualification process and potential redesign required for using an alternative source, customers are reluctant to change the incumbent supplier. Our business is affected by certain seasonality factors. Our membrane keypad business is subject to seasonal fluctuations relating to home appliance sales. Additionally, our military orders tend to follow the government’s fiscal year, which is consistent with ours, with lower orders in the first half of the fiscal year and higher orders in the second half of the fiscal year.
Our products are sold with a warranty which differs in terms and conditions depending on the product and customer. Our products may be subject to repair or replacement during the warranty period.
PRINCIPAL CUSTOMERS
Our customers consist mainly of military prime contractors and commercial OEMs, and the contract manufacturers who work for them, in the United States, Europe and Asia. Our segments have common customers, mainly in the aerospace defense industry. Sales to military customers accounted for approximately $52.3 million, or 48%, of our net sales in fiscal 2006 as compared to approximately $49.3 million, or 42%, in fiscal 2005. Sales to our commercial customers accounted for approximately $56.6 million, or 52%, of our net sales in fiscal 2006, as compared to approximately $67.7 million, or 58%, in fiscal 2005.
In fiscal 2006, 2005 and 2004, no customer accounted for more than 10% of our total net sales. In fiscal 2006, Hewlett Packard Company accounted for 18% of display segment net sales, while On Command Corporation accounted for 12% of microelectronic segment net sales. In fiscal 2005, NCR Corporation accounted for 18% of display segment net sales, while On Command Corporation accounted for 15% of microelectronic net sales. In fiscal 2004, Whirlpool Corporation accounted for 12% of display segment net sales. No one customer accounted for more than 10% of microelectronic net sales in fiscal 2004.
Total foreign sales for fiscal 2006, 2005 and 2004 were approximately $31.1 million, $20.7 million and $18.4 million, respectively. Additional information concerning sales by geographic area can be found in Note 17 of the Notes to the Consolidated Financial Statements.
RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT
Our research and development efforts primarily involve engineering and design relating to:
•	developing new products;
•	improving existing products;

•	adapting existing products to new applications; and
•	developing prototype components for specific programs.
Some of our product development costs are recoverable under contractual arrangements; however, the majority of these costs are self-funded. Our research and development expenditures approximated $6.6 million, $5.6 million and $6.0 million in fiscal 2006, 2005 and 2004, respectively. We believe that strategic investment in process technology and product development is essential for us to remain competitive in the markets we serve. We are committed to maintaining appropriate levels of expenditures for product development.
REGULATORY MATTERS
Government Contracting Regulations
A significant portion of our business is derived from subcontracts with prime contractors of the United States government. As a United States government subcontractor, we are subject to federal contracting regulations. Our extensive experience in the defense industry enables us to handle the strict requirements that accompany these contracts.
Under federal contracting regulations, the United States government is entitled to examine all of our cost records with respect to certain negotiated contracts or contract modifications for three years after final payment on such contracts to determine whether we furnished complete, accurate, and current cost or pricing data in connection with the negotiation of the price of the contract or modification. The United States government also has the right after final payment to seek a downward adjustment to the price of a contract or modification if it determines that the contractor failed to disclose complete, accurate and current data. Historically, we have not experienced any such downward adjustments.
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
RAW MATERIALS
The most significant raw materials that we purchase for our operations are memory devices in wafer, die and component forms for our microelectronic segment and AMLCDs for our display segment. We are highly dependent on one static random access memory (“SRAM”) and one dynamic random access memory (“DRAM”) semiconductor manufacturer for memory devices and one package manufacturer of ceramic packages for military components. We are also highly dependent on certain suppliers for our AMLCDs and DRAM for particular customers due to their product specifications. Despite the risks associated with purchasing from single sources, or from a limited number of sources, we have made the strategic decision to select single source or limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. We buy the same types of material components typically used in the commercial commodity markets which we enhance through packaging, testing, and other processes. As a result, we have to monitor the supply and demand and proactively plan our purchases. We have long-standing strategic relationships with world class semiconductor and display suppliers. Because of these capabilities and relationships, we believe we can continue to meet our customers’ requirements. In cases where unanticipated customer demand or supply shortages occur, we attempt to arrange, through strategic relationships with our semiconductor suppliers, for alternative sources of supply, where available, or defer planned production to meet anticipated availability of critical components or materials. We do not have specific long-term contractual arrangements with our vendors but believe we have good relationships with them.
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
We were issued one new patent (patent #7,087,847) from the United States Patent and Trademark Office during fiscal 2006 for our Elastomer Keypad and Bezel technology. This patent expires in November 2023. We have applied for six other patents, three of which relate to our anti-tamper manufacturing process, which are currently under review.
EMPLOYEES
As of November 30, 2006, we had approximately 424 employees, including 35 in sales, 12 in marketing, 56 in research, development and engineering, 268 in manufacturing and quality assurance, and 53 in general and administrative. Approximately 32 of our employees in the display segment are employed pursuant to a three year collective bargaining agreement covering workers at our Fort Wayne, Indiana facility that was ratified on November 24, 2004. We believe our relationship with our employees is good.

FINANCIAL INFORMATION BY GEOGRAPHIC SEGMENT
See Note 17 of the Notes to the Consolidated Financial Statements for information relating to foreign sales by geographic segment.
ITEM 1A RISK FACTORS
We are dependent on sales to defense-related companies for a large portion of our net sales and profits, and changes in military spending levels and patterns could negatively affect us.
Our current orders from defense-related companies account for a material portion of our overall net sales and military spending levels depend on factors that are outside of our control. Reductions or changes in military spending could have a material adverse effect on our sales and profits.
For instance, government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress typically appropriates funds for a given program on a fiscal-year basis even though contract performance may take more than one year. As a result, at the beginning of a major program, a contract is typically only partially funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations available for future fiscal years.
While we had consistent bookings in fiscal 2006, no assurances can be given that this trend will continue going forward. We believe that because of the unexpected length and cost of the war in Iraq and as part of a broad overhaul of U.S. priorities, funds for weapons and equipment have been reallocated away from high technology programs to areas that we do not supply, such as personnel and infrastructure in support of the war’s operations. In addition, the United States defense industry is moving toward the purchase of commercial off-the-shelf products rather than those designed and manufactured to higher military specifications. To the extent that our products are substituted with commercial off-the-shelf products, our operations would suffer. Even if military spending continues to increase, these shifts in military spending would also negatively affect our sales and profits. In addition, we obtain many U.S. government contracts and subcontracts through the process of competitive bidding. We may not be successful in having our bids accepted. Ultimately, our sales and profit connected to military spending and defense-related companies are subject to many factors that are beyond our control and trends and events that are difficult to predict.
Our goodwill has been impaired, and may become impaired in the future.
We have goodwill resulting from our acquisitions, specifically Panelview and IDS. At least annually, we evaluate this goodwill for impairment based on the fair value of the related reporting units. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company. These changes have in the past, and may in the future, result in an impairment that would require a material non-cash charge to our results of operations. In the third quarter of fiscal 2006, we recorded an impairment of goodwill to our interface electronics reporting unit in Columbus, Ohio. Our annual review of goodwill in the fourth quarter of fiscal 2005 resulted in the impairment of goodwill to our commercial microelectronic reporting unit in Phoenix and our display reporting unit in Oregon. See Notes 2 and 7 of the Notes to the Consolidated Financial Statements for additional information.
We have made and may make other acquisitions and cannot assure you that any potential acquisition will be successful.
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
A large portion of our net sales has been derived from sales to a small number of our customers. Our five largest customers accounted for approximately 28% of our net sales in fiscal 2006 and fiscal 2005. Our customers are not subject to any minimum purchase requirements and can discontinue the purchase of our products at any time. In the event one or more of our major customers reduces, delays or cancels orders with us, and we are not able to sell our services and products to new customers at comparable levels, our net sales could decline significantly. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our results of operations.
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

We depend on the continuing trend of outsourcing by commercial OEMs and prime military contractors, which is subject to factors beyond our control.
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
We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts as passed down to us by our customers in their purchase orders, which affects our military business and may impose added cost on our business. We are subject to government investigations (including private party “whistleblower” lawsuits) of our policies, procedures, and internal controls for compliance with procurement regulations and applicable laws. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including the termination of our contracts, the forfeiture of profits, the suspension of payments owed to us, fines, and our suspension or debarment from doing business with federal government agencies. In addition, we could expend substantial amounts defending against such charges and in damages, fines and penalties if such charges are proven or result in negotiated settlements. Since military sales account for a significant portion of our business, any debarment or suspension of our ability to obtain military sales would greatly reduce our overall net sales and profits, and would likely affect our ability to continue as a going concern.
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
Our operating results have varied in the past and will likely continue to fluctuate. In connection with our business, a wide array of factors could cause our net sales, gross profits and net income to fluctuate in the future from period to period. In addition to other factors mentioned in this report, primary factors that might affect our results of operations in this regard include:
•	our inability to adjust expenses for any particular quarter in response to net sales shortfalls because a substantial component of our operating expenses are fixed costs;

•	the cyclical nature of the markets in which we serve, in particular with respect to our membrane keypad business;

•	any adverse changes in the mix of products and types of manufacturing services that we provide (e.g., high volume and low complexity commercial keypads have lower gross margins than high complexity microelectronic devices for defense contractors);

•	the complexity of our manufacturing processes and the sensitivity of our production costs to declines in manufacturing yields, which make yield problems both possible and costly when they occur;

•	expenses associated with acquisitions; and

•	general economic conditions.
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
Slow growth in these markets in which we sell our products could reduce our sales, adversely affecting our business, financial condition and results of operations. For example, decreases in demand in the consumer electronics and home appliance markets, could negatively impact our sales and profits for our subsidiary, IDS.

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
As part of our strategy to decrease manufacturing costs, we outsource some of our manufacturing requirements to strategic partners in Taiwan, China, the Philippines and Mexico. Outsourcing, particularly with international manufacturers, carries certain risks, including:
•	the outsourcing contractors’ ability to manufacture products that meet our technical specifications and that have minimal defects;

•	the outsourcing contractors’ ability to honor their product warranties;

•	the financial solvency, labor concerns and general business condition of our outsourcing contractors;

•	unexpected changes in and the burdens and costs of compliance with a variety of foreign laws and regulatory requirements;

•	increased chances of our intellectual property being infringed as a result of the failure of foreign governments to enforce the protection of intellectual property rights;

•	political and economic instability in overseas locations; and

•	global health related matters, such as SARS, Avian Flu and other health concerns.
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
We anticipate that our foreign sales will continue to account for a significant portion of our net sales. If the United States government placed restrictions on exporting military technology using our products in countries where we have customers, or vendors, it could cause a significant reduction in our sales. Our foreign sales are subject to the following risks:
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
Our success depends to a significant degree upon the continued contributions of our senior management and other key personnel. The loss of the services of any of our senior management or other key personnel could adversely affect our business. We may not be able to retain these employees and searching for their replacements could divert the attention of other senior management and increase our operating expenses. Of our current executive officers, only Hamid Shokrgozar, our Chief Executive Officer, has an employment contract with us. We currently do not maintain any key person life insurance. To manage our operations effectively, we may need to hire and retain additional qualified employees including in the areas of product design, engineering, operations management, manufacturing production, sales, accounting and finance. We may have difficulty recruiting these employees or integrating them into our business.
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
In addition to following the general pattern of decreasing average selling prices, the selling prices for certain products, particularly DRAM, Double Data Rate II (“DDR II”) products and liquid crystal displays (“LCDs”), fluctuate significantly with real and perceived changes in the balance of supply and demand for these products. If we are unable to decrease per unit manufacturing costs faster than the rate at which average selling prices continue to decline, our business, financial condition and results of operations will be seriously harmed. In addition, we expect our competitors to invest in new manufacturing capacity and achieve significant manufacturing yield improvements in the future. These developments could result in a dramatic increase in worldwide supply and result in associated downward pressure on prices.
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
Our manufacturing operations require raw materials that must meet exacting standards. Additionally, certain customers require us to buy from particular vendors due to their product specifications. The most significant raw materials that we purchase are memory devices in wafer, die, and component forms and AMLCD panels. Shortages of wafers and other raw materials may occur when there is a strong demand for memory integrated circuits and other related products. AMLCD panels may also be in short supply at times. A major decline in a supplier’s financial condition could also cause a production slowdown or stoppage, which could affect our ability to obtain raw materials. We rely heavily on our ability to maintain access to steady sources of these raw materials at favorable prices. We are highly dependent on one or two semiconductor manufacturers for memory devices, such as SRAM, DRAM, DDR II, flash, etc. and one package manufacturer of ceramic packages for military components. We do not have specific long-term contractual arrangements, but we believe we are on good terms with our suppliers. We cannot be certain that we will continue to have access to our current sources of supply or that we will not encounter supply problems in the future. Any interruption in our supply of raw materials could reduce our sales in a given period, and possibly cause a loss of business to a competitor, if we could not reschedule the deliveries of our product to our customers. In addition, our gross profits could suffer if the prices for raw materials increase, especially with respect to sales associated with military contracts where prices are typically fixed.
The United States and global responses to terrorism, the unsettled world political situations and perceived nuclear threats increase uncertainties with respect to many of our businesses and may adversely affect our business and results of operations.
The United States and global responses to terrorism, the unsettled world political situations and perceived nuclear threats increase uncertainties with respect to U.S. and other business and financial markets. Several factors associated, directly or indirectly, with terrorism, the Iraq situation and perceived nuclear threats and responses may adversely affect us. Futhermore, we will predominately be uninsured for losses and interruptions caused by terrorist acts or acts of war.
Various United States government responses to these factors could realign government programs and affect the composition, funding or timing of the government programs in which we participate. Government spending could shift to programs in which we may not participate or may not have current capabilities. The influence of any of these factors, which are largely beyond our control, could adversely affect our business.
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
Pursuant to the terms of our shareholders rights plan, as amended, commonly referred to as a poison pill, we have distributed a dividend of one right for each outstanding share of common stock. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our Board of Directors, and may have the effect of deterring hostile takeover attempts. The practical effect of these provisions is to require a party seeking control of us to negotiate with our Board of Directors, which could delay or prevent a change in control. These provisions could discourage a future takeover attempt which individual shareholders might deem to be in their best interests or in which shareholders would receive a premium for their shares over current prices.
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
ITEM 1B UNRESOLVED STAFF COMMENTS
To our knowledge, we have no written unresolved comments regarding our periodic or current reports from the staff of the SEC.
ITEM 2 PROPERTIES
The following table sets forth the locations and general characteristics of the physical properties that we own or lease in connection with the conduct of our business:

Location	Square Footage	Primary Segment	Own/Lease

Phoenix, Arizona (Headquarters)	74,000	Microelectronic	Lease
Phoenix, Arizona (Flower Street)	43,000	Microelectronic	Own
Hillsboro, Oregon	58,000	Display	Lease
Fort Wayne, Indiana	75,000	Display	Own
Columbus, Ohio	41,000	Display	Own
In addition to the above properties, we own 10 acres of vacant land adjacent to the Fort Wayne, Indiana facility. In October 2004, we announced that we would be closing our Phoenix location on Flower Street (acquired as part of the IDS acquisition) and relocating employees and the machinery and equipment to our leased facility at our headquarters building. In November 2004, we entered into an amendment of our headquarters lease to add another 31,000 square feet of space in our headquarters facility which has been improved to accommodate the additional manufacturing relocated. Our amended headquarters lease covers up to approximately 74,000 square feet. The lease term will expire in July 2015 and is subject to two five-year renewal options. We completed the consolidation in the second quarter of fiscal 2006 and incurred approximately $4.1 million in capital improvements. We have placed the Flower Street land and building on the market. We expect net proceeds from the sale to exceed the net book value of our land and building related to the Flower Street location of approximately $1.9 million. However, we do not expect any ultimate gain or loss to have a material impact on our consolidated results of operations. Our Panelview subsidiary leases approximately 58,000 square feet of office and manufacturing space in Hillsboro, Oregon for manufacturing ruggedized and industrial display products.

We consider all of our facilities to be well maintained and adequate for current operations. All facilities have additional capacity, which could be utilized in the event of increased production requirements. Our manufacturing facilities that serve the military market must comply with stringent military specifications. Our microelectronic module manufacturing facility in Phoenix, Arizona is certified ISO-9001 and Class B status. Class B status means that we are qualified to manufacture compliant military products. Substantially all of our owned real property has been pledged as security for our line of credit with JPMorgan Chase Bank, N.A.
ITEM 3 LEGAL PROCEEDINGS
On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors (the “Defendants”). The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint was filed on or about February 14, 2005. The Defendants’ motions to dismiss the consolidated complaint were granted on February 14, 2006. The plaintiffs filed an amended complaint on April 17, 2006 (the “Complaint”). Like the dismissed complaint, the new Complaint alleges, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, and issued a misleading registration statement and prospectus in connection with the Company’s July 2003 secondary offering. The Complaint seeks unspecified monetary damages. Defendants filed a motion to dismiss the new Complaint in June 2006. While Defendants’ motions were pending, the parties reached an agreement to settle the lawsuit. Pursuant to the terms of the agreement, our insurance carrier will pay the entire $5.7 million settlement amount (of which at least $0.7 million will come from the derivative settlement agreement described below). The agreement, which must be approved by the Court, has been submitted to the Court for preliminary approval. The Court has not set a hearing date on the request for preliminary approval. If preliminary approval is granted, then the members of the class will be notified and allowed an opportunity to object before the Court grants final approval of the agreement. We have recorded a liability in our financial statements for the proposed amount of the settlement. In addition, because the insurance carrier has agreed to pay the entire $5.7 million settlement and recovery from the insurance carrier is probable, a receivable has also been recorded for the same amount. Accordingly, there is no impact to the statements of operations or cash flows because the amounts of the settlement and the insurance recovery fully offset each other.
On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company was also named as a nominal defendant in both actions. The complaints alleged that between January 2003 and the date the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints alleged claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment, and sought unspecified damages, equitable relief, and restitution against the individual defendants. On June 7, 2005, the District Court dismissed the Dodt action and on June 15, 2005, the District Court dismissed the Christ action. Mr. Dodt has appealed the dismissal of his complaint. Mr. Dodt filed an appellate brief in June 2006. The Company’s response to Mr. Dodt’s brief was filed on July 28, 2006. While plaintiff’s appeal was pending, the parties reached an agreement to settle the lawsuit. Pursuant to the terms of the agreement, our insurance carrier would pay the entire $300,000 settlement amount (total amount of the settlement is $1.0 million; $0.7 million of which will be used to fund a portion of the $5.7 million class action settlement described above). The agreement, which must be approved by the Court, will be submitted to the Court for preliminary approval. If preliminary approval is granted, then shareholders will be notified and allowed an opportunity to object before the Court grants final approval of the agreement. We have recorded a liability in our financial statements for the amount of the settlement. In addition, because the insurance carrier has agreed to pay the entire $300,000 settlement and recovery from the insurance carrier is probable, a receivable has also been recorded for the same amount. Accordingly, there is no impact to the statements of operations or cash flows because the amounts of the settlement and the insurance recovery fully offset each other.
In addition, from time to time, we are subject to claims and litigation incident to our business. There are currently no such pending proceedings to which we are a party that we believe will have a material adverse effect on our consolidated results of operations, liquidity, or financial condition.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2006, through the solicitation of proxies or otherwise.
OUR EXECUTIVE OFFICERS
The names, ages, positions and business experience of all of our executive officers are listed below. There are no family relationships between any of our directors and executive officers or any arrangement or understanding between any of our executive officers and any other person pursuant to which any executive officer was appointed to his office.

Hamid R. Shokrgozar, 46, President, Chief Executive Officer and Chairman of the Board	Hamid R. Shokrgozar has been our President and Chief Executive Officer since October 1998 and the Chairman of the Board since August 2000. Mr. Shokrgozar served as a director and as President and Chief Executive Officer of Bowmar from January 1998 until the merger of Bowmar and EDI in October 1998. Mr. Shokrgozar served as President of White Microelectronics, the largest division of Bowmar, from June 1993 to December 1997 and as its Vice President of Engineering and Technology from July 1988 to June 1993. Mr. Shokrgozar also served as Chairman of American Electronic Association (AEA), Arizona Council, during fiscal years 1999 and 2000. In addition, Mr. Shokrgozar holds a United States Patent for the invention of “Stacked Die Carrier Assembly.” Mr. Shokrgozar holds a Bachelor of Science in Electrical Engineering from California State University, Fullerton.

Roger A. Derse, 56, Vice President, Chief Financial Officer	Roger A. Derse has been our Vice President and Chief Financial Officer since March 2004. Mr. Derse has over 25 years experience in finance and accounting. He previously served as Consultant/Acting CFO for Vitron Manufacturing from 2002 through February 2004 and was Executive Vice President and Chief Operating and Financial Officer for Nanonics Corporation from 1998 to 2001. He was Chief Financial Officer for the White Microelectronics Division of Bowmar Instrument Corporation from 1993 to 1997. Mr. Derse holds a Bachelor of Science in Industrial Engineering from the University of Michigan, a Master in Accounting from the University of Arizona, and is a Certified Public Accountant.

Dante V. Tarantine, 53, Executive Vice President, Sales & Marketing	Dante V. Tarantine has been our Executive Vice President, Sales and Marketing since January 2003. Mr. Tarantine served as our Senior Vice President of Sales from August 1998 to January 2003. He previously served as our Senior Vice President Sales and Marketing from September 1991 to August 1998 and as Vice President of Marketing for White Microelectronics from February 1987 to September 1991. Mr. Tarantine holds a Bachelor of Science in Electrical Engineering from California State University, Northridge.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is currently traded on the NASDAQ Global Market under the symbol “WEDC”. The following table sets forth the high and low sales prices for the common stock by quarter during the fiscal years ended September 30, 2006 and October 1, 2005.

	2006
Common stock market price	Q1	Q2	Q3	Q4
High	$5.55	$6.08	$6.00	$5.30
Low	$4.96	$5.07	$4.70	$4.50

	2005
Common stock market price	Q1	Q2	Q3	Q4
High	$6.80	$6.40	$5.65	$6.27
Low	$5.38	$4.71	$4.40	$4.85
As of December 12, 2006, our stock price was $5.50, and there were approximately 10,000 holders of record of our common stock. We have not paid cash dividends on our common stock and do not expect to do so in the foreseeable future. We intend to retain all earnings to provide funds for the operation and expansion of our business. In addition, our credit agreement precludes the payment of cash dividends on our common stock.
Issuer Purchases of Equity Securities
On June 19, 2006, our Board of Directors authorized a stock repurchase program pursuant to which up to 5%, or 1,231,108 shares, of our outstanding common stock may be repurchased from time to time. The duration of the repurchase program is open-ended and is being implemented through a Rule 10b5-1 Stock Purchase Plan. Under the program, we can purchase shares of common stock through the open market on a daily basis at prices equal to or less than $5.50 per share without further approval by the Board. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available cash balances. Purchases during the fourth quarter of fiscal 2006 were as follows:

			Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Plan	Plan
July 2, 2006 - July 29, 2006	144,113	$5.12	144,113	1,068,497
July 30, 2006 - August 26, 2006	—	$—	—	1,068,497
August 27, 2006 - September 30, 2006	78,534	$4.66	78,534	989,963

Total	222,647	$4.96	222,647

ITEM 6 SELECTED CONSOLIDATED FINANCIAL DATA

	2006	2005	2004	2003	2002
	(In thousands of dollars, except per share data)
Statement of Operations Data:
Net sales (Note 1)	$108,928	$117,031	$108,962	$113,534	$90,458
Net income (loss) (Notes 2 and 3)	$6,013	$(3,535)	$4,807	$10,150	$8,740

Earnings (loss) per share:
Basic	$0.25	$(0.14)	$0.20	$0.48	$0.44
Diluted	$0.24	$(0.14)	$0.19	$0.44	$0.42

Balance Sheet Data (at year end):
Total assets (Note 1)	$130,508	$121,268	$124,900	$119,806	$68,366
Long-term debt	$—	$—	$—	$—	$—
Shareholders’ equity (Note 1)	$110,180	$104,220	$107,215	$101,028	$54,770
This table should be read in conjunction with the Consolidated Financial Statements provided elsewhere herein.
Notes to Selected Financial Data
(1)	In January 2003, the Company acquired IDS for a purchase price of approximately $18.6 million. The effect of this transaction increased our total assets by approximately $18.0 million and our shareholders’ equity by approximately $9.0 million. Net sales for IDS in fiscal 2006, fiscal 2005, fiscal 2004 and fiscal 2003 totaled approximately $23.5 million, $28.8 million, $23.4 million and $16.1 million, respectively.

(2)	In fiscal 2003, the Company discontinued the amortization of its goodwill with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). Goodwill amortization expense, net of tax, was approximately $0.9 million in fiscal 2002.

(3)	In fiscal 2006, the Company recorded a non-cash goodwill impairment charge of approximately $0.4 million in connection with its review of goodwill for impairment. In fiscal 2005, the Company recorded a non-cash goodwill impairment charge of approximately $11.4 million in connection with its review of goodwill for impairment and favorable income tax adjustments of approximately $1.0 million. The goodwill impairments had no corresponding income tax benefit.

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
We were formed as a result of the merger between Bowmar and EDI in October 1998. At the time of the merger, Bowmar was a manufacturer of high reliability electronic components and interface and mechanical devices, mainly for military applications. EDI was a manufacturer of commercial memory products for the telecommunications and networking markets and also had a small ruggedized display business serving the military and industrial markets. This merger provided us with a diversified platform to expand our product offerings within both the military and commercial markets. In order to complement our military/industrial display business, we acquired Panelview, a designer and manufacturer of enhanced commercial flat panel display products, in January 2001. Following the acquisition, we consolidated our display operations into our Panelview subsidiary. In January 2003, we acquired IDS, a designer and manufacturer of membrane keypads, flexible circuits, sensors, control panels, and handheld and desktop electronic devices. This acquisition allowed us to expand our interface device product offerings and enhance our subsystem solutions. In addition, with IDS’ design and manufacturing capabilities, we can now offer fully integrated system level solutions.
Executive Summary
Net sales for the fiscal year ended September 30, 2006 were approximately $108.9 million, compared to net sales of $117.0 million for fiscal 2005. The decrease was due to declines in both the microelectronic and the display segments. Microelectronic segment net sales to the military/industrial customers continue to be strong and annual net sales increased $2.7 million, or 7%, over fiscal 2005. However, commercial net sales in the microelectronic segment decreased by $6.6 million, or 25%, from fiscal 2005 due to lower average selling prices reflecting decreased material costs passed onto our customers and lower demand for our product resulting from decreased business for some of our customers. The decrease in commercial display segment net sales of $4.6 million, or 11%, was attributable in part to our strategic business decision in our display segment in fiscal 2005 not to pursue future business in low margin products. In connection with this decision, our contract with NCR Corporation ended in our fourth quarter of fiscal 2005. Although we have expanded our customer base, we were not able to recoup all of the revenues in fiscal 2006. Additionally, we experienced a decrease in orders from our appliance customers.
A key indicator of our future sales is the amount of new orders received compared to current net sales, known as the book-to-bill ratio. For the year, we had new orders of approximately $108.0 million, which equates to a book-to-bill ratio of 0.99 for the year. Microelectronic segment orders for the year were approximately $60.2 million, which equates to a book-to-bill ratio of 1.00 for the year. Military/industrial bookings were strong throughout the year. However, we do not have a level of visibility that indicates this trend will continue in the coming quarters. Commercial bookings declined in fiscal 2006 as some key customers faced a decline in business which impacted their orders from us. New orders for our microelectronic segment’s anti-tamper process technology were approximately $3.9 million for the year and we had sales of approximately $4.8 million. We currently expect to see growth for anti-tamper technology products over the next several years. Display segment orders for the year were approximately $47.8 million, which equates to a book-to-bill ratio of 0.98 for the year. As we continue to build business after the completion of the NCR contract, we expect display segment bookings to increase in fiscal 2007.

Our gross margins increased year over year to approximately 31% for fiscal 2006 from approximately 30% for fiscal 2005. The primary reason for this increase was higher margins in our display segment, which increased to 21% in fiscal 2006 from 19% in fiscal 2005. This is the result of focusing on higher margin business in fiscal 2006. However, gross margins for our display segment products continue to come under pressure from both domestic and Asian competition, and while we are implementing business and manufacturing strategies to improve our competitive position, it may be difficult to continue to maintain current gross margins in the future. Gross margins in our microelectronic segment remained steady at 38% in fiscal 2006 when compared to fiscal 2005.
Our overall production has, at times, been affected by longer lead times for certain components, which may affect the timing and cost of sales during the year. The availability and price of memory and display components, based on supply and demand, will fluctuate on a monthly or quarterly basis. When demand exceeds supply, prices will generally increase and lead times will lengthen. When supply exceeds demand, prices will generally decrease and lead times will shorten. The DRAM and DDR market has been in short supply in the second half of fiscal 2006 with many densities allocated and prices fluctuating. However, recently the supply has increased and prices appear to be stabilizing. The DDR II market, which had ample supply over the past six months, is starting to tighten up as more companies have started the transition from DDR to DDR II. We expect prices to increase during fiscal 2007. The Flash memory supply has been stable. We expect prices to remain flat or trend down slightly in fiscal 2007. The availability of liquid crystal displays (“LCDs”) has stabilized with prices up slightly over the last few quarters of fiscal 2006. Management expects LCD prices to remain stable for the first half of the fiscal year, but potential shortages may increase prices in the second half of the fiscal year for the industrial market (non PC and notebook), based in part on analyst’s expectations.
We expect that sales of our enhanced Max-Vu™ screens for specialized anywhere-viewable tablet PCs will be negatively impacted in the first half of fiscal year 2007 due to capacity constraint issues at a leading glass provider, but expect sales to begin to accelerate in the second half of the fiscal year.
We have purchased and placed duplicate equipment for our Max-Vu™ process technology in a manufacturing company located in China in order to be more competitive in the commercial display market for our tablet PC products. We began production using this equipment in the second quarter of fiscal 2006 and will continue to migrate other related business to China.
We continue to invest in the anti-tamper process technology as we expect to secure additional opportunities in the years to come.
On October 2, 2005, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense in the financial statements for all share-based awards made to employees and directors based on estimated fair values. For the year ended September 30, 2006, we recorded $0.4 million of compensation expense which is reflected in our selling, general and administrative expenses.
In the third quarter of fiscal 2006, as a result of the less than expected financial performance of our interface electronics product line in Columbus, Ohio, we performed a goodwill impairment test on this reporting unit in accordance with SFAS 142. Based on our testing, we found indicators of impairment in the reporting unit. Based on the current and forecasted competitive market conditions, we have lowered earnings and cash flow projections for this reporting unit and expect it to grow more slowly than had been previously projected. The revenue and profitability of this reporting unit has not met management’s expectations in fiscal 2006 primarily due to reduced demand in this market. Accordingly, we wrote down all of the $0.4 million of the unamortized IDS acquisition goodwill related to the reporting unit.
In June 2006, we announced that our Board of Directors authorized the repurchase of up to 5%, or approximately 1.2 million shares, of our outstanding common stock. The duration of the repurchase program is open-ended and is being implemented through a Rule 10b5-1 Stock Purchase Plan. Through September 30, 2006, we have purchased 241,145 shares of our common stock for $1.2 million.
Net income for fiscal year 2006 was approximately $6.0 million compared to a net loss of approximately $3.5 million for fiscal 2005. The net loss in fiscal 2005 was due to the non-cash impairment of goodwill of $11.4 million, offset slightly by a $0.8 million favorable adjustment of our tax reserves.

As part of our fiscal 2007 planning process, we are presently focused on and are pursuing the following strategic initiatives:
•	Pursue the MIL-PRF-38534 Class K certification. This will allow the Company to offer the highest reliability level military products intended for space applications;

•	Pursue Circuit Card Assembly (“CCA”) for military customers, to offer system integration capabilities allowing the Company to combine its manufactured components and multi-chip modules into a fully integrated product;

•	Pursue the next generation anti-tamper technology for military and commercial applications;

•	Pursue applications for industrial grade Compact Flash in ruggedized embedded computing systems including medical, flight systems, factory automation, test and measurement and instrumentation;

•	Pursue the next generation display enhancement technology, Max-Vu II™ technology;

•	Pursue fully integrated display products with complete Touch Panel offering;

•	Continue the stock repurchase program to enhance shareholder value; and

•	Continue to pursue other external strategic alternative plans to further position the Company for growth.
Segments
Our product and market diversification as well as our broad customer base have allowed us to maintain relative sales stability and profitability. The following table shows our historical net sales and the percent of total net sales by our two business segments and the markets they serve (dollars in thousands):

	2006	2005	2004
Microelectronic Segment
Military/Industrial Market	$40,446	$37,765	$36,294
Commercial Market	19,751	26,318	24,397

	60,197	64,083	60,691

Display Segment
Military/Industrial Market	11,851	11,515	11,764
Commercial Market	36,880	41,433	36,507

	48,731	52,948	48,271

Total	$108,928	$117,031	$108,962

Microelectronic Segment
Military/Industrial Market	37%	33%	33%
Commercial Market	18%	22%	23%

	55%	55%	56%

Display Segment
Military/Industrial Market	11%	10%	11%
Commercial Market	34%	35%	33%

	45%	45%	44%

Total	100%	100%	100%

During fiscal 2006, $31.1 million, or 29%, of our goods were shipped to foreign customers, compared to $20.7 million, or 18%, and $18.5 million, or 17%, in fiscal years 2005 and 2004, respectively. This increase is primarily due to higher Asia Pacific sales as we sell more of our commercial display products to that market.
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
•	We sell microelectronic and display products primarily to military prime contractors and commercial OEMs. A small portion of our products are also sold through distributors or resellers. We recognize revenue on product sales when persuasive evidence of an arrangement with the customer exists, title to the product has passed to the customer, which usually occurs at time of shipment, the sales price is fixed or determinable, and collectibility of the related billing is reasonably assured. Advance payments from customers are deferred and recognized when the related products are shipped. Revenue relating to products sold to distributors or resellers who either have return rights or where the Company has a history of accepting product returns are deferred and recognized when the distributor or reseller sells the product to the end customer. We also provide limited design services pursuant to related customer purchase orders and generally recognize the associated revenue as such services are performed. However, it may be deferred until certain elements are completed. We may from time to time enter into certain arrangements that contain multiple elements such as performing limited design services accompanied with follow-on manufacturing of related products. We allocate revenue to the elements based on relative fair value, and recognize revenue for each element when there is evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Arrangements with multiple elements that are not considered separate units of accounting require deferral of revenue until certain other elements have been delivered or the services have been performed. The amount of the revenue recognized is impacted by our judgment as to whether an arrangement includes multiple elements, and whether the elements are considered separate units of accounting.

•	Historically, we have experienced fluctuations in the demand for our products based on cyclical fluctuations in the microelectronic and display markets. These fluctuations may cause inventory on hand to lose value or become obsolete. In order to present the appropriate inventory value on our financial statements, we identify slow moving or obsolete inventories and record provisions to write down such inventories to net realizable value. These provisions are based on management’s comparison of the value of inventory on hand against expected future sales. If future sales are less favorable than those projected by management, additional inventory provisions may be required.

•	We record trade accounts receivable at the invoiced amount and they do not bear interest. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make these estimates based on an analysis of accounts receivable using available information on our customers’ financial status and payment histories. Historically, bad debt losses have not differed materially from our estimates. Write-offs against the allowance totaled approximately $32,000 in fiscal 2006, $274,000 in fiscal 2005 and $170,000 in fiscal 2004.

•	We maintain a pension plan for eligible union employees at our Fort Wayne, Indiana facility. To account for the cost of this plan, we make estimates concerning the expected long-term rate of return on plan assets, and discount rates to be used to calculate future benefit obligations. Changes in the expected long-term rate of return on plan assets affect the amount of investment income expected to be earned in the future. We base our related estimates using historical data on the rate of return from equities and fixed income investments, as well as projections for future returns on such investments. If the actual returns on plan assets do not equal the estimated amounts, we may have to fund future benefit obligations with additional contributions to the plan. Changes in the discount rate affect the value of the plan’s future benefit obligations. A lower discount rate increases the liabilities of the plan because it raises the value of future benefit obligations. This will also cause an increase in pension expense recognized. We use published bond yields to estimate the discount rate used for calculating the value of future benefit obligations.

•	We account for goodwill and intangible assets in accordance with SFAS No. 142 which requires goodwill to be tested for impairment on an annual basis (and more frequently in certain circumstances) and written down when impaired. We completed our transitional testing for goodwill impairment upon adoption of SFAS 142, and our annual testing for fiscal 2004 determined that our recorded goodwill was not impaired. However, in fiscal 2005 it was determined that the goodwill in our commercial microelectronic reporting unit in Phoenix and our display reporting unit in Oregon were impaired. Accordingly, we wrote down the related goodwill by approximately $11.4 million. In fiscal 2006, it was determined that our interface electronics reporting unit in the display segment was impaired. Accordingly, we wrote down all $0.4 million of the unamortized IDS acquisition goodwill related to this reporting unit. Goodwill recorded was $5.3 million and $5.7 million at September 30, 2006 and October 1, 2005, respectively. See Notes 2 and 7 of the Notes to the Consolidated Financial Statements for information relating to the goodwill impairment. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years. We also regularly evaluate intangible assets for impairment pursuant to SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and evaluate the continued appropriateness of estimated future lives assigned to these assets.
•	With the adoption of SFAS 123(R) on October 2, 2005, we are required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.
•	We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carry forwards. We regularly review our deferred tax assets for recoverability and, if necessary, establish a valuation allowance. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Results of Operations
The following table sets forth, for the periods indicated, certain operating data expressed as a percentage of net sales:

	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.5%	70.3%	70.9%

Gross profit	30.5%	29.7%	29.1%

Operating expenses:
Selling, general and administrative	17.4%	16.8%	17.0%
Research and development	6.1%	4.8%	5.5%
Amortization of intangible assets	0.4%	0.5%	0.6%
Goodwill impairment	0.3%	9.8%	0.0%

Total operating expenses	24.2%	31.9%	23.1%

Operating income (loss)	6.3%	(2.2%)	6.0%
Interest (income)	(2.0%)	(0.9%)	(0.4%)

Income (loss) before income taxes	8.3%	(1.3%)	6.4%
Provision for income taxes	2.7%	1.7%	2.0%

Net income (loss)	5.5%	(3.0%)	4.4%

Fiscal Year ended September 30, 2006 compared to Fiscal Year ended October 1, 2005
Net Sales
Net sales were $108.9 million for the year ended September 30, 2006, a decrease of $8.1 million, or approximately 7%, from $117.0 million for the year ended October 1, 2005.
•	Military/industrial sales in the microelectronic segment were $40.4 million for the year ended September 30, 2006, an increase of $2.6 million, or approximately 7%, from $37.8 million for the year ended October 1, 2005. We expect sales to military/industrial customers to remain consistent in fiscal 2007 as compared to fiscal 2006.

•	Commercial sales in the microelectronic segment were $19.8 million for the year ended September 30, 2006, a decrease of $6.5 million, or approximately 25%, from $26.3 million for the year ended October 1, 2005. The decline was primarily attributable to lower average selling prices reflecting decreased material costs and lower demand of our product due to decreased business for some our customers which in turn decreased their orders from us. However, we anticipate commercial sales in the microelectronic segment to grow slightly in fiscal 2007.

•	Military/industrial sales in the display segment were $11.8 million for the year ended September 30, 2006, an increase of $0.3 million, or approximately 3%, from $11.5 million for the year ended October 1, 2005. The slight increase was due to increased requirements for products used in the commercial aviation industry. We expect military/industrial sales in the display segment in fiscal 2007 to be consistent with sales in fiscal 2006.

•	Commercial sales in the display segment were $36.9 million for the year ended September 30, 2006, a decrease of $4.5 million, or approximately 11%, from $41.4 million for the year ended October 1, 2005. The decrease from the prior year is attributable to decreased sales to NCR of $8.7 million and to Whirlpool of $1.1 million compared to the prior year, as well as decreased orders from our other appliance customers, partially offset by increased sales to Hewlett Packard Company of $8.6 million during the period. We expect commercial sales in the display segment to increase in fiscal 2007.
In fiscal 2006, On Command Corporation accounted for approximately $7.4 million, or 12%, of our microelectronic segment net sales as compared to $9.3 million, or 15%, and $3.7 million, or 6%, of our 2005 and 2004 microelectronic segment net sales, respectively. No other customer accounted for more than 10% of microelectronic segment net sales for these periods.
In fiscal 2006, Hewlett Packard Company accounted for approximately $8.6 million, or 18%, of our display segment net sales. There were no sales to Hewlett Packard in fiscal 2005 or 2004. In 2006, NCR accounted for approximately $0.6 million, or 1%, of our display segment net sales as compared to $9.3 million, or 18%, and $0.5 million, or 2%, of our 2005 and 2004 display segment net sales, respectively. In 2006, Whirlpool accounted for approximately $3.8 million, or 8%, of our display segment net sales as compared to $4.9 million, or 9%, and $5.8 million, or 12%, of our 2005 and 2004 display segment net sales, respectively.
The majority of our commercial sales are not subject to seasonal fluctuations over the course of a year. Sales of our membrane keypad products, which totaled approximately $9.9 million in fiscal 2006 and $12.3 million in fiscal 2005, are subject to seasonal fluctuations relating to home appliance sales in the spring and fall. Our military sales tend to follow the government’s fiscal year, which ends in September, and are typically less in the first quarter of our fiscal year and more in the fourth quarter of our fiscal year.
Gross Profit
Gross profit was $33.2 million for the year ended September 30, 2006, a decrease of $1.5 million or approximately 4% from $34.7 million for the year ended October 1, 2005. Gross margin as a percentage of net sales was approximately 31% for the year ended September 30, 2006, compared to approximately 30% for the year ended October 1, 2005.
Gross profit for the microelectronic segment was $23.1 million for the year ended September 30, 2006, a decrease of $1.5 million, or approximately 6%, from $24.6 million for the year ended October 1, 2005. The majority of the decrease in gross profit came from a decrease in commercial gross profit in the microelectronic segment as a result of lower sales volume which resulted in a lower absorption of overhead. Gross margin as a percentage of microelectronic segment net sales was approximately 38% for the year ended September 30, 2006, consistent with the year ended October 1, 2005. The higher percentage of military/industrial sales, which historically have a higher selling price and higher gross margin than commercial products, helped to maintain the overall gross margin percentage in fiscal 2006.
Gross profit for the display segment was $10.1 million for the year ended September 30, 2006, consistent with the year ended October 1, 2005. Gross margin as a percentage of display segment net sales was approximately 21% for the year ended September 30, 2006, compared to approximately 19% for the year ended October 1, 2005. The increase in the gross margin was primarily the result of our decision in fiscal 2005 not to pursue future business in low margin products as we continue to come under pressure from both domestic and Asian competition. While we continue to implement business and manufacturing strategies to improve our competitive position, it may be difficult to improve current gross margins in the future.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $19.0 million for the year ended September 30, 2006, a decrease of $0.7 million, or approximately 4%, from $19.7 million for the year ended October 1, 2005. This decrease was due to a decrease in selling expenses of $1.0 million, offset by a $0.3 million increase in general and administrative expenses over the comparable period. Selling expenses decreased primarily due to lower commissions as a result of lower sales and a change in commission structure. General and administrative expenses increased mainly because of $0.4 million of compensation expense related to share-based awards due to the adoption of SFAS 123(R).

As a percentage of net sales, selling, general and administrative expenses have remained generally consistent with the prior year at approximately 17% of net sales. Due to the continued compliance requirements related to the Sarbanes-Oxley Act and the expense related to the adoption of SFAS 123(R), we expect selling, general and administrative expenses to average between 16% and 18% of net sales.
Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $6.6 million for the year ended September 30, 2006, an increase of $1.0 million, or 17%, as compared to $5.6 million for the year ended October 1, 2005. The increase was primarily attributable to increased expenditures for our next generation anti-tamper, tablet PC and touch screen tablet PC technologies and expanded technical resources. Research and development expenses as a percentage of net sales have been approximately 5% to 6% of net sales over the past three years. We are committed to the research and development of new and existing products and expect research and development expenses to remain at approximately the same percentage of net sales in the future.
Ongoing product development projects for the microelectronic segment include new packaging designs for various types of memory products including DRAM, DDR II memory modules, flash and microprocessors, along with microprocessor modules and ball grid array packaging products using these semiconductors; continuing development of anti-tamper technology for microelectronic products; next generation memory and power PC products assembled in various multi-chip packages to be used in both commercial and military markets; and qualification of new semiconductor products. Ongoing product development projects for the display segment include glass lamination process technology, high volume glass lamination (“HVGL”) for tablet PCs, our new Max-Vu™ process technology for tablet personal computers, next generation touch screen tablet PCs and display systems development.
Amortization of Intangible Assets
Intangible asset amortization for the years ended September 30, 2006 and October 1, 2005 totaled $0.5 million and $0.6 million, respectively, entirely related to intangible assets acquired from IDS.
Goodwill Impairment
Due to the less than expected financial performance in our interface electronics product line in Columbus, Ohio, we tested the goodwill for impairment in the third quarter of fiscal 2006. As a result of this testing, we found indicators of impairment related to this reporting unit. Accordingly, we wrote down all $0.4 million of the unamortized IDS acquisition goodwill related to the interface electronics reporting unit in the display segment.
During our annual testing of goodwill for impairment in the fourth quarter of 2005 in accordance with SFAS 142, we found indicators of impairment for our commercial microelectronics reporting unit in Phoenix, Arizona and our display reporting unit in Hillsboro, Oregon from the former IDS and Panelview acquisitions. Accordingly, we wrote down goodwill by $11.4 million in the fourth quarter of 2005.
See Notes 2 and 7 of the Notes to the Consolidated Financial Statements for information relating to the goodwill impairments.
Interest Income
Interest income consists of interest earned on our cash balances invested primarily in a money market account. Interest income was $2.2 million for the year ended September 30, 2006, an increase of $1.1 million compared to $1.1 million for the year ended October 1, 2005. This increase was attributable to the increase in invested balances between periods, primarily as a result of the reinvestment of cash flows from operations, and increased interest rates.

Income Taxes
Income tax expense consists of current and deferred federal and state income taxes. Income tax expense was $3.0 million for the year ended September 30, 2006, compared to $2.0 million for the year ended October 1, 2005. The effective tax rate was approximately 33% for the year ended September 30, 2006, compared to (134%) for the year ended October 1, 2005. The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to the impact of state taxes and the goodwill impairment which has no income tax benefit, and is decreased by reductions for foreign sales exclusions, a new manufacturers’ deduction and research and experimentation tax credits. See Note 11 to the Consolidated Financial Statements.
For fiscal 2005, the effective rate of (134%) differed from the statutory tax rate of 34% due to the incremental impact of state taxes and the $11.4 million goodwill impairment which has no income tax benefit, partially offset by reductions for foreign sales exclusions, research and experimentation tax credits, and the adjustment of tax reserves.
During the fourth quarter of fiscal 2005, the Internal Revenue Service completed its examination of our federal income tax returns for the fiscal years ended September 28, 2002 and September 27, 2003. Based on the results of the examination, we decreased previously recorded tax reserves by approximately $0.8 million and decreased income tax expense by a corresponding amount in fiscal 2005.
In October 2004, Congress passed the American Jobs Creation Act of 2004 (the “Act”), which will eliminate the extraterritorial income exclusion, and will provide a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities, referred to as the manufacturer deduction. The extraterritorial income exclusion will be phased out through 2006, and the manufacturer deduction will be phased in through 2010. Additionally, the federal research and experimentation credit expired on December 31, 2005. However, on December 9, 2006, Congress extended the research and experimentation credit through December 31, 2007 and made it retroactive to January 1, 2006, subject to the expected signing by the President of the United States. Due to the provisions of SFAS 109, we will record the benefit of the retroactive portion in the fiscal quarter that the bill is enacted.
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

On Command Corporation accounted for approximately $9.3 million, or 15% of our 2005 microelectronic segment sales as compared to $3.7 million, or 6% in 2004 microelectronic segment sales. Northrop Grumman accounted for approximately $1.9 million, or 3% of our 2005 microelectronic segment sales as compared to approximately $2.6 million, or 4%, of our 2004 microelectronic segment sales. No other customer accounted for more than 10% of segment or total net sales for these periods.
In 2005, NCR accounted for approximately $9.3 million, or 18%, of our display segment net sales as compared to $0.5 million or approximately 2% of our display sales in 2004. In 2005, $4.9 million, or 9%, of our display segment net sales came from Whirlpool as compared to approximately $5.8 million, or 12%, in 2004. We had no sales from Garmin in fiscal 2005, and approximately $1.1 million, or 1%, of 2004 net sales for our display segment came from Garmin, while GE Medical accounted for approximately $2.9 million, or 5%, of 2005 display segment net sales compared to $3.0 million, or 6%, of 2004 display segment net sales. Our sales to Garmin and GE Medical declined significantly during fiscal 2004 due to a shift in their manufacturing strategies.
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
Gross Profit
Gross profit was $34.7 million for the year ended October 1, 2005, an increase of $3.0 million or approximately 10% from $31.7 million for the year ended October 2, 2004 . Gross margin as a percentage of net sales was approximately 30% for the year ended October 1, 2005, compared to approximately 29% for the year ended October 2, 2004.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $19.7 million for the year ended October 1, 2005, an increase of $1.2 million, or approximately 7%, from $18.5 million for the year ended October 2, 2004. This increase was due to a $1.5 million increase in general and administrative expenses, offset by a decrease in selling expenses of $0.3 million over the comparable period. General and administrative expenses increased mainly because of higher professional fees of $0.6 million in connection with compliance with the Sarbanes–Oxley Act, $0.8 million for compensation and $0.2 million related to an abandoned acquisition. We incurred approximately $0.9 million in external costs in fiscal 2005 related to compliance with the Sarbanes-Oxley Act. Selling expenses decreased primarily due to lower commissions.

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
Amortization of Intangible Assets
Intangible asset amortization for the years ended October 1, 2005 and October 2, 2004 totaled $0.6 million and $0.7 million, respectively, entirely related to intangible assets acquired from IDS.
Goodwill Impairment
During our annual testing of goodwill for impairment in the fourth quarter of 2005 in accordance with SFAS 142, we found indicators of impairment for our commercial microelectronics reporting unit in Phoenix and our display reporting unit in Oregon from the former IDS and Panelview acquisitions. Accordingly, we wrote down goodwill by $11.4 million in the fourth quarter. See Notes 2 and 7 of the Notes to the Consolidated Financial Statements for information relating to the goodwill impairment.
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
Income Taxes
Income tax expense consists of current and deferred federal and state income taxes. Income tax expense was $2.0 million for the year ended October 1, 2005, compared to $2.1 million for the year ended October 2, 2004. The effective tax rate was approximately (134%) for the year ended October 1, 2005, compared to approximately 31% for the year ended October 2, 2004. The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to state taxes and the impact of the $11.4 million goodwill impairment which has no income tax benefit, partially offset by reductions for foreign sales exclusions, research and experimentation tax credits, and the adjustment of tax reserves. During the fourth quarter of fiscal 2005, the Internal Revenue Service completed its examination of our federal income tax returns for the fiscal years ended September 28, 2002 and September 27, 2003. Based on the results of the examination, we have decreased previously recorded tax reserves by approximately $0.8 million and decreased income tax expense by a corresponding amount.
Liquidity and Capital Resources
Cash on hand as of September 30, 2006 totaled approximately $55.8 million and was primarily invested in a money market account. During fiscal year 2006, cash provided by operating activities was approximately $9.4 million versus $16.1 million in fiscal 2005. The decrease was primarily due to a decrease in net income before the non-cash goodwill impairment charges, as well as decreases in deferred income taxes and accrued expenses and deferred revenue. Depreciation and amortization totaled approximately $4.2 million and $4.1 million for fiscal 2006 and 2005, respectively. We expect depreciation and amortization to increase in fiscal 2007 now that we have completed the leasehold improvements related to the consolidation of our two Phoenix locations.
Accounts receivable decreased approximately $0.4 million from fiscal year 2005, primarily as a result of a corresponding decrease in fourth quarter net sales of $0.3 million from the quarter ended October 1, 2005. Days sales outstanding at September 30, 2006 was 64 days, which was higher than the 61 days at October 1, 2005, primarily as a result of higher international sales which have longer payment cycles. Our days sales outstanding typically approximate 60 days.
Inventories decreased approximately $0.2 million from fiscal year 2005. Inventory of approximately $19.4 million as of September 30, 2006 represents 94 days of inventory on hand, an increase from 87 days on hand at October 1, 2005. The levels of inventory fluctuate based on changes in expected production requirements, the fulfillment of orders and availability of raw materials. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to purchase larger amounts of inventory per order and hold it for longer periods of time. This would have the effect of increasing our days inventory on hand. We expect to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our cash balances and operating cash flows.
Accrued expenses as of September 30, 2006 decreased approximately $2.2 million from the end of fiscal 2005. Accrued salaries and benefits were approximately $0.3 million lower at September 30, 2006 compared to the end of fiscal 2005 due to lower accrued compensation. Other accrued expenses were approximately $2.1 million lower, primarily due to the timing of income tax payments and lower commissions. Deferred revenue at September 30, 2006 was approximately $2.0 million, and included approximately $1.5 million of advance payments from customers and approximately $0.1 million of revenue relating to inventory held at a reseller.
Purchases of property, plant and equipment during the year ended September 30, 2006 totaled approximately $4.1 million, with less than $0.1 million remaining in accounts payable at year-end. During this period, the purchases included $3.6 million for our microelectronic manufacturing facilities, primarily for production equipment and leasehold improvements, and $0.5 million for our display and interface manufacturing facilities.
In connection with our decision to consolidate our Phoenix locations, we entered into a new ten-year operating lease for the expanded headquarters/microelectronic building in fiscal 2005. The project and the consolidation were completed in the second quarter of fiscal 2006 and we incurred approximately $4.1 million in improvements. We also put the Flower Street land and building in Phoenix on the market. We expect proceeds from the sale of the land and building to exceed our net book value of approximately $1.9 million as of September 30, 2006; however, we do not expect any ultimate gain or loss to have a material impact on our consolidated results of operations.
We maintain a pension plan for eligible union employees at our Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. See Note 12 to the consolidated financial statements for additional information. We expect to fund our pension obligation through returns on plan assets and our contributions to the plan over the next several years. Actual contributions will be dependent on the actual investment returns during that period. There were no contributions to the plan in fiscal 2006. We believe that funding the plan over the next several years will not significantly impact our liquidity.
An additional $0.5 million of cash was received pursuant to common stock options exercised throughout fiscal year 2006.
On June 19, 2006, our Board of Directors authorized a stock repurchase program pursuant to which up to 5%, or 1,231,108 shares, of our outstanding common stock may be repurchased from time to time. The duration of the repurchase program is open-ended and is being implemented through a Rule 10b5-1 Stock Purchase Plan. Under the program, the Company can purchase shares of common stock through the open market on a daily basis at prices equal to or less than $5.50 per share without further approval by the Board. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. Through September 30, 2006, we have purchased 241,145 shares of our common stock for $1.2 million under the program. We expect to fund all stock purchases from our cash balances and operating cash flows.
We have a $12.0 million revolving line of credit with JPMorgan Chase Bank, N.A. Borrowings under the line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase Bank, N.A. “prime rate”. The line of credit expires on March 31, 2007. We are currently negotiating the terms and conditions of a new credit facility with JPMorgan Chase Bank, N.A. We are in compliance with all debt covenant requirements contained in our line of credit agreement. As of September 30, 2006, there were no borrowings against the line of credit, and we have not borrowed against the line of credit since April 2003.

We believe that our existing sources of liquidity, including expected cash flows from operating activities, existing cash balances, existing credit facilities and other financing sources, will satisfy our cash requirements for at least the next twelve months.
Contractual Obligations
We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Payments due by Period as of September 30, 2006
	(in thousands)
		Less than			After
	Total	1 year	1 - 3 years	3 - 5 years	5 years

Operating leases	$10,180	$1,540	$3,086	$1,965	$3,589
Pension funding (1)	—	—	—	—	—

Total Contractual Cash Obligations	$10,180	$1,540	$3,086	$1,965	$3,589

(1)	We are committed to meeting the annual minimum funding requirements relating to our pension plan, which covers approximately 32 employees at our Ft. Wayne facility. We cannot estimate expected minimum funding requirements at this time. We may also make contributions to the pension fund in excess of the minimum funding requirements during any year. See Note 12 to the Consolidated Financial Statements for additional information regarding the pension fund.
Contingencies
On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors (the “Defendants”). The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint was filed on or about February 14, 2005. The Defendants’ motions to dismiss the consolidated complaint was granted on February 14, 2006. The plaintiffs filed an amended complaint on April 17, 2006 (the “Complaint”). Like the dismissed complaint, the new Complaint alleges, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, and issued a misleading registration statement and prospectus in connection with the Company’s July 2003 secondary offering. The Complaint seeks unspecified monetary damages. Defendants filed a motion to dismiss the new Complaint in June 2006. While Defendants’ motions were pending, the parties reached an agreement to settle the lawsuit. Pursuant to the terms of the agreement, the Company’s insurance carrier will pay the entire $5.7 million settlement amount (of which at least $0.7 million will come from the derivative settlement agreement described below). The agreement, which must be approved by the Court, has been submitted to the Court for preliminary approval. The Court has not set a hearing date on the request for preliminary approval. If preliminary approval is granted, then the members of the class will be notified and allowed an opportunity to object before the Court grants final approval of the agreement. The Company has recorded a liability in our financial statements for the proposed amount of the settlement. In addition, because the insurance carrier has agreed to pay the entire $5.7 million settlement and recovery from the insurance carrier is probable, a receivable has also been recorded for the same amount. Accordingly, there is no impact to the statements of operations or cash flows because the amounts of the settlement and the insurance recovery fully offset each other.
On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company was also named as a nominal defendant in both actions. The complaints alleged that between January 2003 and the date the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints alleged claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment, and sought unspecified damages, equitable relief, and restitution against the individual defendants. On June 7, 2005, the Court dismissed the Dodt action and on June 15, 2005, the Court dismissed the

Christ action. Mr. Dodt has appealed the dismissal of his complaint. Mr. Dodt filed an appellate brief in June 2006. The Company’s response to Mr. Dodt’s brief was filed on July 28, 2006. While plaintiff’s appeal was pending, the parties reached an agreement to settle the lawsuit. Pursuant to the terms of the agreement, the Company’s insurance carrier would pay the entire $300,000 settlement amount (total amount of the settlement is $1.0 million; $0.7 million of which will be used to fund a portion of the $5.7 million class action settlement described above). The agreement, which must be approved by the Court will be submitted to the Court for preliminary approval. If preliminary approval is granted, then shareholders will be notified and allowed an opportunity to object before the Court grants final approval of the agreement. The Company has recorded a liability in our financial statements for the amount of the settlement. In addition, because the insurance carrier has agreed to pay the entire $300,000 settlement and recovery from the insurance carrier is probable, a receivable has also been recorded for the same amount. Accordingly, there is no impact to the statements of operations or cash flows because the amounts of the settlement and the insurance recovery fully offset each other.
In addition, from time to time, the Company is subject to claims and litigation incident to its business. There are currently no such pending proceedings to which the Company is a party that the Company believes will have a material adverse effect on the Company’s consolidated results of operations, liquidity, or financial condition.

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of abnormal. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are now in effect for inventory costs incurred in fiscal 2006. The implementation of this Statement has not had a material impact on the Company’s consolidated financial condition or results of operations.
In March 2005, the FASB issued Financial Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company implemented FIN No. 47 effective September 30, 2006. The implementation of this Statement has not had a material impact on the Company’s consolidated financial condition or results of operations.
In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 will be effective for the Company’s fiscal year ending September 29, 2007. The Company is currently evaluating the impact FIN No. 48 will have on its financial condition and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 will be effective for the Company’s fiscal year beginning September 28, 2008. SFAS No. 157 is currently being evaluated by the Company and is not expected to have a material impact on the Company’s financial condition or results of operations; however, additional disclosures may be required regarding the inputs used to develop the measurements and the effect of certain of the measurements on changes in net assets from period to period.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end, with limited exceptions. SFAS No. 158 will be effective for the Company’s fiscal year ending September 29, 2007. The Company is currently evaluating the impact SFAS No. 158 will have on the Company’s financial condition and results of operations.
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2006, we had no borrowings on our revolving line of credit with JPMorgan Chase Bank, N.A. Should we borrow against the line, interest charged on these borrowings would be at the lower of the JPMorgan Chase Bank, N.A. “prime rate” or the London Interbank Offered Rate (“LIBOR”) plus 1.5%. During fiscal 2006, the bank’s prime rate averaged 7.68% and was 8.25% as of September 30, 2006.

We are subject to changes in the prime rate based on Federal Reserve actions and general market interest fluctuations. We are also subject to fluctuations in the LIBOR. As of September 30, 2006, the LIBOR was approximately 5.30%. Should we begin borrowing against the credit line, annual interest expense (at 6.80%) would be approximately $68,000 for every $1.0 million borrowed. A hypothetical 1% increase in the interest rate would increase interest expense by approximately $10,000 per $1.0 million borrowed on an annual basis. We believe that moderate interest rate increases will not have a material adverse impact on our consolidated results of operations, liquidity or financial position.
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
Not applicable.
ITEM 9A CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the fiscal year ended September 30, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded accurately, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting. Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the degree of compliance with internal control policies or procedures may deteriorate.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has undertaken an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the COSO framework, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2006.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 and the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, as stated in their report which appears in the “Report of Independent Registered Public Accounting Firm” on page 49 of this Form 10-K.
ITEM 9B OTHER INFORMATION
Annual Salary Increases
On December 13, 2006, the Compensation Committee of our Board of Directors increased the annual salary of our named executive officers as follows:

Name	Title	Salary
Roger A. Derse	Vice President, Chief Financial Officer, Secretary, Treasurer	$220,500
Cash Bonuses
Also, the Compensation Committee approved fiscal year 2006 discretionary cash bonus payments to executive officers in the following amounts set forth below opposite the name of such officer:

Name	Title	Bonus
Hamid R. Shokrgozar	President, Chief Executive Officer, Chairman of the Board	$25,000
Roger A. Derse	Vice President, Chief Financial Officer, Secretary, Treasurer	$10,000
Dante V. Tarantine	Executive Vice President, Sales & Marketing	$7,500
Bonuses were awarded in accordance with the policy established by the Board of Directors and the Compensation Committee. Base salaries and participation in cash bonus plans may be adjusted from time to time as determined by the Compensation Committee of the Board of Directors.
Change in Control Agreements
On December 13, 2006, the Company entered into change in control agreements (the “Change in Control Agreements”) with Dan Tarantine, our Vice-President, Sales & Marketing, and Roger A. Derse, our Chief Financial Officer (each an “Executive”). The Change in Control Agreements were designed to diminish the distractions that could result from uncertainties associated with a change in control of the Company by providing the Executives with certain assurances.
The Change in Control Agreements are effective as of December 13, 2006 and will continue in effect as long as the Executive is actively employed by the Company, unless otherwise agreed in writing by each party. The Change in Control Agreements provide that, in the event there is a “change in control” of the Company (as defined in the Change in Control Agreements) and the Executive’s employment with the Company is terminated without “cause” (as defined in the Change in Control Agreements) at any time within twelve months following the change if control, the Executive shall receive a severance payment equal to the greater of the Executive’s highest annual base salary and bonus of the two years immediately prior to the change in control. The severance payments are generally subject to the employee signing a general release and will be paid without regard to the Executive seeking or obtaining alternative employment. The Change in Control Agreements also provide that any stock options of the Company granted to the Executive shall accelerate and become vested upon a “change in control” of the Company. In addition, the Change in Control Agreements provide that the Executive is entitled to certain health benefits for twelve months following the Executive’s termination. In order to avoid any excise tax imposed by Section 4999 of the Internal Revenue Code, the parties have agreed to a ceiling on benefits to be received pursuant to the Change in Control Agreements, to the extent required by the regulations of such section.
Extension of Credit Facility
We have a $12.0 million revolving line of credit with JPMorgan Chase Bank, N.A. Borrowings under the line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” An Amendment effective December 11, 2006 to the JPMorgan Chase Bank, N.A. Loan and Security Agreement dated January 7, 2000 extended the termination date and maturity date on the line of credit to March 31, 2007. We are currently negotiating the terms and conditions of a new credit facility with JPMorgan Chase Bank, N.A. A commitment fee of 0.25% is charged on the unused portion of the line. The Company is in compliance with all debt covenant requirements contained in its line of credit agreement. As of September 30, 2006, there were no borrowings against the line of credit, and we have not borrowed against the line of credit since April 2003.

PART III
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item for our directors is set forth in our 2007 Proxy Statement (which will be filed with the Securities Exchange Commission no later than 120 days following our 2006 fiscal year-end or will be filed in an amendment to this Annual Report on Form 10-K) relating to our annual meeting of shareholders to be held on March 7, 2007 (the “2007 Proxy Statement”), and is incorporated herein by this reference as if set forth in full.
The information required by this Item for our executive officers is set forth under Part I, Item 4, of this Annual Report on Form 10-K, under the subheading “Our Executive Officers”.
We have adopted a Code of Ethics and Business Conduct that applies to all of our executive officers, corporate controller and division controllers. A copy of the Code of Ethics and Business Conduct is posted on our internet web site at www.wedc.com. If we make any amendment to, or grant any waivers of, a provision of the Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer, director of financial reporting and compliance, corporate controller or division controllers where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on our internet web site. In addition, any waiver of a provision of the Code of Ethics and Business Conduct applicable to any of our directors or executive officers will be disclosed on Form 8-K as required by the NASDAQ Marketplace Rules.
ITEM 11 EXECUTIVE COMPENSATION
The information required by this Item is set forth in the 2007 Proxy Statement and is incorporated herein by this reference as if set forth in full.
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K under this Item is set forth in the 2007 Proxy Statement and is incorporated herein by reference as if set forth in full.

Equity Compensation Plan Information
The following table provides information as of September 30, 2006, with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

	Number of Securities
	to be Issued Upon	Weighted Average
	Exercise of	Exercise Price of
	Outstanding Options,	Outstanding Options,	Number of Securities
	Warrants and	Warrants, and	Remaining Available
Plan category	Restricted Stock	Restricted Stock	for Future Issuance
Equity compensation plans approved by security holders (1)	1,367,502	$4.39	1,056,662

Equity compensation plans not approved by security holders (2)	1,024,294	$4.96	4,827

Total	2,391,796	$4.63	1,061,489

(1)	Equity compensation plans approved by security holders include the 1994 Flexible Stock Plan, as amended, the 2001 Director Stock Plan, the Amendment to Company’s Stock Plan for Non-Employee Directors and the 2006 Director Restricted Stock Plan.

(2)	Equity Compensation Plans not approved by security holders include the following plans:
Shokrgozar Plan — During fiscal 2000, the Company’s Board of Directors approved an independent grant to Mr. Shokrgozar for a nonqualified stock option to purchase up to 125,000 shares of common stock at an exercise price of $2.75 per share, vesting over four years. At September 30, 2006, 125,000 shares from this independent option right were still under option.
2000 Broad Based Non-qualified Stock Plan — During fiscal 2001, the Company’s Board of Directors approved the 2000 Broad Based Non-qualified Stock Plan, which provides for the issuance of options to purchase shares of Common Stock at an exercise price equal to the fair market value at the date of grant. As of September 30, 2006, 4,827 shares were available for grant and 733,475 granted options were unexercised.
IDS Plan — The Company assumed the IDS Stock Option Plan and 169,000 warrants with the acquisition of IDS in January, 2003. As of September 30, 2006, 46,969 granted options were unexercised and no shares were available for grant, and 118,850 warrants were unexercised.
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item is set forth in the 2007 Proxy Statement and is incorporated herein by this reference as if set forth in full.
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is set forth in the 2007 Proxy Statement and is incorporated herein by this reference as if set forth in full.

PART IV
ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
(a)(2) Financial Statement Schedules
INDEX TO FINANCIAL STATEMENT SCHEDULES

Financial Schedule	Page
Schedule II Valuation and Qualifying Accounts and Reserves	78
(a)(3) Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)

2.2	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4 filed on June 11, 1998, Registration No. 333-56565).

2.3	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

2.4	Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp., and Interface Data Systems, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 24, 2003).

Exhibit
Number	Description
2.5	Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P. (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2001).

2.6	Agreement and Plan of Merger dated September 26, 2006, by and between Interface Data Systems, Inc. and White Electronic Designs Corporation.

3.1	Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-3 filed June 2, 2003).

4.1	Shareholder Rights Agreement, effective December 6, 1996, (incorporated herein by reference to Exhibit 5 on Form 8-K, filed on December 19, 1996).

4.2	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

4.3*	Amendment No. 2 to Rights Agreement, effective December 5, 2006.

10.1	Agreement to be Bound by Registration Rights Agreements, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4, filed on Jun 11, 1998, Registration No. 333-56565).

10.2**	Agreement to be Bound by Severance Agreements and Employment Agreement, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.3**	1994 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of Shareholders).

10.4**	Amendment to Company’s 1994 Flexible Stock Plan, effective May 7, 2001 (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60544).

10.5	Revolving Credit and Term Loan Agreement by and between Bank One, Texas and White Electronic Designs Corporation, an Indiana Corporation, dated January 7, 2000. (Incorporated herein by reference to Exhibit 10.27 to the Company’s 10-Q for the quarter ended January 1, 2000).

10.6	First Amendment to Revolving Credit Agreement by and between Bank One effective as of June 3, 2000; Promissory Note effective June 3, 2000, Notice of Final Agreement effective June 3, 2000 (incorporated herein by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.7	Third Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 28, 2002 (incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2002).

10.8	Fourth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective January 13, 2003 (incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2003).

Exhibit
Number	Description
10.9	Fifth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 13, 2003 (incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2003).

10.10	Amendment effective March 28, 2006 to JPMorgan Chase Bank, N.A. Loan and Security Agreement, dated January 7, 2000 (incorporated herein by reference to Exhibit 10.2 on Form 10-Q, filed May 11, 2006).

10.11	Amendment effective June 28, 2006 to JPMorgan Chase Bank, N.A. Loan and Security Agreement, dated January 7, 2000 (incorporated herein by reference to Exhibit 10.2 on Form 10-Q, filed August 10, 2006).

10.12	Rule 10b5-1 Stock Purchase Plan, dated June 21, 2006 (incorporated by reference to Exhibit 10.3 on Form 10-Q, filed August 10, 2006).

10.13*	Amendment effective September 28, 2006 to JPMorgan Chase Bank, N.A. Loan and Security Agreement, dated January 7, 2000.

10.14*	Amendment effective December 11, 2006 to JPMorgan Chase Bank, N.A. Loan and Security Agreement, dated January 7, 2000.

10.15**	White Electronic Designs Corporation 2001 Director Stock Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60536).

10.16**	Amendment to Company’s Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60548).

10.17**	White Electronic Designs Corporation 2000 Broad Based Employee Stock Option Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60542).

10.18**	Executive Employment Agreement made as of December 14, 2004 between White Electronic Designs Corporation and Hamid R. Shokrgozar (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on December 16, 2004).

10.19**	Non-Qualified Stock Option Agreement between White Electronic Designs Corporation and Hamid Shokrgozar dated November 10, 1999 (incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on December 23, 2002).

10.20	Industrial Real Estate Lease dated February 4, 1997 between Bowmar Instrument Corp., as tenant, and Allred Phoenix Properties, L.L.C., as landlord (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

10.21	Sixth Modification Agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 19, 2004 (incorporated here in by reference to Exhibit 10.1 on Form 10-Q, filed on May 14, 2004).

10.22	First Amendment to certain Industrial Real Estate Lease dated February 4, 1997 between White Electronic Designs Corporation (as successor – in – interest of Bowmar Instrument Corp.) and Gus Enterprises – XII, L.L.C. (as successor – in – interest of Allred Phoenix Properties, L.L.C.) dated November 5, 2004 (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on December 16, 2004).

10.23**	2006 Director Restricted Stock Plan, effective March 24, 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8, filed on March 24, 2006, Registration No. 333-132688).

10.24**	First Amendment to 2006 Director Restricted Stock Plan, effective August 24, 2006 (incorporated by reference to the Form 8-K filed on August 30, 2006).

10.25**	Form of Restricted Stock Agreement to 2006 Director Restricted Stock Plan, effective August 24, 2006 (incorporated by reference to the Form 8-K filed on August 30, 2006).

10.26* **	Change of Control Agreement between Dante V. Tarantine and White Electronic Designs Corporation, effective December 13, 2006.

10.27* **	Change of Control Agreement between Roger A. Derse and White Electronic Designs Corporation, effective December 13, 2006.

Exhibit
Number	Description
21.1*	Subsidiaries of White Electronic Designs Corporation.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1##	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2##	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management compensatory contract, plan or arrangement.

##	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WHITE ELECTRONIC DESIGNS CORPORATION

Date:	December 14, 2006	/s/Roger A. Derse
Roger A. Derse Chief Financial Officer, Secretary and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

/s/ Hamid R. Shokrgozar		/s/ Edward A. White

Hamid R. Shokrgozar		Edward A. White
President, Chief Executive Officer		Vice Chairman of the Board of Directors
and Chairman of the Board of Directors
Date:	December 14, 2006	Date:	December 14, 2006

/s/ Thomas M. Reahard		/s/ Thomas J. Toy

Thomas M. Reahard		Thomas J. Toy
Lead Director		Director
Date:	December 14, 2006	Date:	December 14, 2006

/s/ Jack A. Henry		/s/ Roger A. Derse

Jack A. Henry		Roger A. Derse
Director		Chief Financial Officer, Secretary and Treasurer
Date:	December 14, 2006	Date:	December 14, 2006

/s/ Paul D. Quadros

Paul D. Quadros
Director
Date:	December 14, 2006

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
White Electronic Designs Corporation:
We have completed integrated audits of White Electronic Designs Corporation’s September 30, 2006 and October 1, 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, and an audit of its October 2, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of White Electronic Designs Corporation and its subsidiaries at September 30, 2006 and October 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 of the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective October 2, 2005.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
December 14, 2006

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30,	October 1,
	2006	2005
	(in thousands, except per share data)
ASSETS
Current Assets
Cash and cash equivalents	$55,829	$51,008
Accounts receivable, less allowance for doubtful accounts of $256 and $250	19,020	19,457
Inventories, net	19,401	19,609
Assets held for sale	1,924	—
Prepaid expenses and other current assets	6,512	825
Deferred income taxes	4,323	4,508

Total Current Assets	107,009	95,407

Property, plant and equipment, net	13,367	14,952
Goodwill	5,306	5,670
Intangible assets, net	4,609	5,121
Other assets	217	118

Total Assets	$130,508	$121,268

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$5,794	$5,712
Accrued salaries and benefits	2,043	2,356
Other accrued expenses	7,635	3,701
Deferred revenue	1,961	1,797

Total Current Liabilities	17,433	13,566

Accrued long-term pension liability	303	547
Deferred income taxes	1,197	1,725
Other long-term liabilities	1,395	1,210

Total Liabilities	20,328	17,048

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 24,666,390 and 24,479,276 shares issued	2,467	2,448
Treasury stock, 285,587 and 44,442 shares, at par	(29)	(4)
Additional paid-in capital	90,637	90,829
Retained earnings	17,142	11,129
Accumulated other comprehensive loss	(37)	(182)

Total Shareholders’ Equity	110,180	104,220

Total Liabilities and Shareholders’ Equity	$130,508	$121,268

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended
	September 30,	October 1,	October 2,
	2006	2005	2004
	(In thousands, except share data and per share data)
Net sales	$108,928	$117,031	$108,962

Cost of sales	75,713	82,298	77,297

Gross profit	33,215	34,733	31,665

Operating expenses:
Selling, general and administrative	18,970	19,704	18,498
Research and development	6,592	5,634	6,036
Amortization of intangible assets	473	606	641
Goodwill impairment	364	11,435	—

Total operating expenses	26,399	37,379	25,175

Operating income (loss)	6,816	(2,646)	6,490

Interest expense	—	—	2
Interest (income)	(2,180)	(1,138)	(454)

Income (loss) before income taxes	8,996	(1,508)	6,942
Provision for income taxes	2,983	2,027	2,135

Net income (loss)	$6,013	$(3,535)	$4,807

Earnings (loss) per share — basic	$0.25	$(0.14)	$0.20

Earnings (loss) per share — diluted	$0.24	$(0.14)	$0.19

Weighted average number of common shares and equivalents:
Basic	24,488,041	24,437,672	24,201,436

Diluted	24,930,566	24,437,672	25,001,906

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Additional			Accumulated	Total
	Common	Common	Treasury	Paid-in	Unearned		Other Compre-	Shareholders’
	Shares	Stock	Stock	Capital	Compensation	Retained Earnings	hensive Loss	Equity
	(In thousands of dollars, except share data)
Balance, September 27, 2003	24,067,184	$2,406	$(4)	$89,129	$(34)	$9,857	$(326)	$101,028
Net income						4,807		4,807
Minimum pension liability							109	109

Comprehensive income								4,916

Stock options exercised	220,956	22		575				597
Common stock issued through employee stock purchase plan	47,170	5		264				269
Stock compensation earned during the year					26			26
Tax benefits related to exercise of stock options				379				379

Balance, October 2, 2004	24,335,310	2,433	(4)	90,347	(8)	14,664	(217)	107,215
Net loss						(3,535)		(3,535)
Minimum pension liability							35	35

Comprehensive loss								(3,500)

Stock options exercised	119,752	12		288				300
Common stock issued through employee stock purchase plan	24,214	3		104				107
Stock compensation earned during the year					8			8
Tax benefits related to exercise of stock options				90				90

Balance, October 1, 2005	24,479,276	2,448	(4)	90,829	—	11,129	(182)	104,220
Net income						6,013		6,013
Minimum pension liability							145	145

Comprehensive income								6,158

Stock options and warrants exercised	187,114	19		443				462
Stock-based compensation expense				373				373
Common stock repurchased through common stock purchase plan			(25)	(1,174)				(1,199)
Tax benefits related to exercise of stock options				166				166

Balance, September 30, 2006	24,666,390	$2,467	$(29)	$90,637	$—	$17,142	$(37)	$110,180

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	September 30,	October 1,	October 2,
	2006	2005	2004
		(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$6,013	$(3,535)	$4,807
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,160	4,067	4,416
Amortization of premium on marketable securities	—	—	80
Goodwill impairment	364	11,435	—
Premium on marketable securities	—	—	(120)
Deferred income tax	(404)	670	1,188
(Gain)/loss on disposition of property, plant and equipment	26	(41)	264
Stock-based compensation expense related to employee stock awards	373	—	—
Tax benefit related to exercise of stock options	166	90	379
Excess tax benefits from stock-based compensation	(84)	—	—
Net changes in balance sheet accounts:
Accounts receivable	437	(418)	650
Inventories	208	5,135	(6,026)
Prepaid expenses and other current assets	313	759	143
Other assets	(99)	10	(40)
Accounts payable	37	(4,239)	996
Accrued expenses and deferred revenue	(2,214)	2,554	(3,494)
Other long-term liabilities	184	(407)	924

Net cash provided by operating activities	9,480	16,080	4,167

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(4,060)	(3,509)	(2,299)
Proceeds from disposition of property, plant, and equipment	54	—	—
Proceeds from maturity of marketable security	—	—	5,120

Net cash provided by (used for) investing activities	(4,006)	(3,509)	2,821

FINANCING ACTIVITIES:
Common stock issued for exercise of options	462	300	598
Common stock issued through employee purchase plan	—	107	268
Repurchase of common stock	(1,199)	—	—
Excess tax benefits from stock-based compensation	84	—	—

Net cash provided by (used for) financing activities	(653)	407	866

Net change in cash	4,821	12,978	7,854
Cash at beginning of year	51,008	38,030	30,176

Cash at end of year	$55,829	$51,008	$38,030

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$2
Cash paid for income taxes	$4,649	$1,653	$167

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property, plant and equipment in accounts payable	$45	$881	$—
The accompanying notes are an integral part of these financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS
White Electronic Designs Corporation (the “Company”) designs, develops and manufactures innovative microelectronic and display components and systems for high technology products used in the military/industrial and commercial markets. The Company’s microelectronic solutions include advanced semiconductor and state of the art multi-chip packaging, as well as a proprietary process for applying anti-tamper protection to mission critical semiconductor components in military applications. The Company’s display solutions include enhanced flat panel display products, interface devices and electromechanical assemblies. The Company’s customers, which include military prime contractors in the United States and Europe as well as commercial original equipment manufacturers (“OEMs”), outsource many of their microelectronic and display components and systems to us as a result of the combination of our design, development and manufacturing expertise. The Company’s operations include two reportable segments: microelectronic and display, with the majority of sales and operating income generated by the microelectronic segment.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
a.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owed subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company does not have any investments in less than wholly-owned subsidiaries or any interests in variable interest entities in which the Company is the primary beneficiary.

b.	Fiscal Year-End

The Company’s fiscal year ends on the Saturday nearest September 30.

c.	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and money market funds purchased with an initial maturity of three months or less to be cash equivalents.

d.	Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts to cover potential credit losses relating to its trade accounts receivable. The allowance is based on the Company’s historical collection experience as well as an analysis of specific past due accounts. Write-offs against the allowance totaled approximately $32,000 in fiscal 2006, $274,000 in fiscal 2005 and $170,000 in fiscal 2004.

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

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested annually for impairment (and in interim periods if events or circumstances indicate that the related carrying amount may be impaired). SFAS 142 also requires that reporting units be identified for purposes of assessing potential impairments and eliminated the forty-year limitation on the amortization period of intangible assets that have finite lives.

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

Due to the less than expected financial performance in our Columbus, Ohio-based reporting unit, the Company tested goodwill relating to this reporting unit in the third quarter of fiscal 2006. The Company’s annual impairment test is done at the end of the fiscal year. The fair value of the Columbus-based IDS reporting unit did not exceed the related carrying value. The implied fair value of the goodwill was determined and an impairment charge of $0.4 million was recognized to write down all of the IDS acquisition value goodwill associated with this reporting unit in the third quarter of fiscal 2006. See Note 7 of the Notes to the Consolidated Financial Statements for further discussion.

Goodwill recorded was $5.3 million and $5.7 million at September 30, 2006 and October 1, 2005, respectively. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years.

h.	Product Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. The Company establishes a reserve for warranty obligations based on its historical warranty experience.

i.	Revenue Recognition

The Company sells its microelectronic and display products primarily to military prime contractors and commercial OEMs. A small portion of the Company’s products are also sold through distributors or resellers. The Company recognizes revenue on product sales when persuasive evidence of an arrangement with the customer exists, title to the product has passed to the customer which usually occurs at time of shipment, the sales price is fixed or determinable, and collectibility of the related billing is reasonably assured. Advance payments from customers are deferred and recognized when the related products are shipped. Revenue

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
relating to products sold to distributors or resellers who either have return rights or where the Company has a history of accepting product returns are deferred and recognized when the distributor or reseller sells the product to the end customer. The Company also provides limited design services pursuant to related customer purchase orders and recognizes the associated revenue generally as such services are performed, however, it may be deferred until certain elements are completed.
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

Basic earnings (loss) per share are computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued if the increase results in dilution.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is as follows:

	2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Earnings per share-basic
Net Income	$6,013,000	24,488,041	$0.25

Income available to common stockholders	6,013,000	24,488,041	0.25
Effects of Dilutive Securities
Stock options	—	442,898	(0.01)

Earnings per share-diluted
Income available to common stockholders	$6,013,000	24,930,939	$0.24

Options excluded from the calculation of diluted earnings per share were 826,582, as the exercise price of those options was greater than the average share price for the period.

	2005
	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Loss per share-basic
Net Loss	$(3,535,000)	24,437,672	$(0.14)

Earnings available to common stockholders	(3,535,000)	24,437,672	(0.14)
Effects of Dilutive Securities
Stock options	—	—	—

Loss per share-diluted
Loss available to common stockholders	$(3,535,000)	24,437,672	$(0.14)

The effect of common stock equivalents is not included in the diluted loss per share calculation as their inclusion would be anti-dilutive. Stock option shares of 511,591 would have been included in the diluted earnings per share calculation had the Company reported net income for the period. Options of 856,959 had exercise prices greater than the average share price for the period.

	2004
	Income	Shares	Per share
	(Numerator)	(Denominator)	amount
Earnings per share-basic
Net Income	$4,807,000	24,201,436	$0.20

Earnings available to common stockholders	4,807,000	24,201,436	0.20
Effects of Dilutive Securities
Stock options	—	800,470	(0.01)

Earnings per share-diluted
Earnings available to common stockholders	$4,807,000	25,001,906	$0.19

Options excluded from the calculation of diluted earnings per share were 333,000, as the exercise price of those options was greater than the average share price for the period.
p.	Stock-Based Compensation

Stock Options

Effective October 2, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense in the financial statements for all share-based payment awards made to employees and directors based on estimated fair

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
values. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been granted in prior periods. SFAS 123(R) also requires that excess tax benefits (i.e., tax benefits resulting from share-based compensation deductions in excess of amounts reported for financial reporting purposes) be reflected as financing cash inflows instead of operating cash inflows on our consolidated statements of cash flows. For the fiscal year ended September 30, 2006, the Company recorded compensation expense of $373,000 and cash flows from financing activities of $84,000 for excess tax benefits, which reduced cash flows from operating activities by the same amount. The compensation cost for share-based payment awards is included in selling, general and administrative expenses on our consolidated statements of operations.
Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options granted. In accordance with APB Opinion No. 25, no compensation expense was recognized in the accompanying consolidated statements of operations prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company’s stock option programs had an exercise price equal to the market value of the underlying common stock on the date of grant.
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
The pro forma information required under SFAS 123 for the fiscal years 2005 and 2004 follows (in thousands, except per share amounts):

	2005	2004
Net income (loss) — as reported	$(3,535)	$4,807
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,525)	(730)

Net income (loss) — pro forma	$(5,060)	$4,077

Earnings (loss) per share-basic as reported	$(0.14)	$0.20

Earnings (loss) per share-basic pro forma	$(0.20)	$0.17

Earnings (loss) per share-diluted as reported	$(0.14)	$0.19

Earnings (loss) per share-diluted pro forma	$(0.20)	$0.16

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the Company’s stock option activity for fiscal year 2006 follows (in thousands, except per share amounts):

		Options Outstanding
			Weighted Average
	Options Available	Options	Exercise Price Per
	for Grant	Outstanding	Share
Balance at October 1, 2005	1,167	2,208	$4.70
Granted	(220)	220	4.86
Exercised	—	(137)	2.29
Expired	27	(31)	8.82
Forfeited	25	(25)	5.15

	999
Shares transferred to 2006 Director Restricted Stock Plan	(117)

Balance at September 30, 2006	882	2,235	$4.80

The total pretax intrinsic value of options exercised during fiscal year 2006 was approximately $442,000.

The total fair value of all options that vested during fiscal year 2006 was approximately $394,000.

As of September 30, 2006, total compensation cost related to unvested stock options not yet recognized was approximately $0.6 million which is expected to be recognized over the next four years.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Employee Stock Options
	2006	2005	2004
Expected options term (years)	5.3	5.2	4.7
Risk free interest rate	4.56%	4.13%	3.35%
Volatility	55%	68%	81%
Dividend yield	—	—	—

Employee Stock Purchase Plan
	2006	2005	2004
Expected options term (years)	—	0.5	0.5
Risk free interest rate	—	3.79%	1.79%
Volatility	—	39%	58%
Dividend yield	—	—	—
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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average estimated fair value of the discount on the shares sold under the Employee Stock Purchase Plan during fiscal years 2005 and 2004 was $0.80 and $1.05, respectively. The Employee Stock Purchase Plan was terminated effective December 31, 2004.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the year ended September 30, 2006 (in thousands, except per share amounts):

Weighted-
	Number of	Average
	Restricted	Grant-Date
	Stock Units	Fair Value
Outstanding on October 1, 2005	—	$—
Granted	38	5.81
Vested	—	—
Forfeited	—	—

Outstanding on September 30, 2006	38	$5.81

As of September 30, 2006, there was $0.2 million pre-tax of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over the next three years.

q.	Newly Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of abnormal. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are now in effect for inventory costs incurred in fiscal 2006. The implementation of this Statement has not had a material impact on the Company’s consolidated financial condition or results of operations.

In March 2005, the FASB issued Financial Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company implemented FIN No. 47 effective September 30, 2006. The implementation of this Statement has not had a material impact on the Company’s financial condition or results of operations.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 will be effective for the Company’s fiscal year ending September 29, 2007. The Company is currently evaluating the impact FIN No. 48 will have on the Company’s financial condition and results of operations.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 will be effective for the Company’s fiscal year beginning September 28, 2008. SFAS No. 157 is currently being evaluated by the Company and is not expected to have a material impact on the Company’s financial condition or results of operations; however, additional disclosures may be required regarding the inputs used to develop the measurements and the effect of certain of the measurements on changes in net assets from period to period.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end, with limited exceptions. SFAS No. 158 will be effective for the Company’s fiscal year ending September 29, 2007. The Company is currently evaluating the impact SFAS No. 158 will have on the Company’s financial condition and results of operations.
3.	FACILITIES CLOSURE

In October 2004, the Company announced that it would be closing its Flower Street facility in Phoenix, Arizona (acquired as part of the IDS acquisition) and relocating employees and the machinery and equipment to the Company’s leased facility in the headquarters building. In November 2004, the Company entered into an amendment of its headquarters lease to add another 31,000 square feet of space in this facility which was improved to accommodate the additional manufacturing relocated in the second quarter of fiscal 2006. The amended headquarters lease covers up to approximately 74,000 square feet. The lease term will expire in July 2015 and is subject to two five-year renewal options. The Company incurred approximately $4.1 million in capital expenditures for the leasehold improvements. The Company has put the Flower Street land and building on the market and expects net proceeds from the sale to exceed the net book value; however, the Company does not expect any ultimate gain or loss to have a material impact on its consolidated results of operations (see Note 5).

4.	INVENTORIES, NET

Inventories consist of the following (in thousands of dollars):

	September 30,	October 1,
	2006	2005
Gross inventories:
Raw materials	$13,422	$12,933
Work-in-process	5,420	6,603
Finished goods	3,361	3,354

Total gross inventories	22,203	22,890
Less reserve for excess and obsolete inventories	(2,802)	(3,281)

Total net inventories	$19,401	$19,609

Raw materials include approximately $1.5 million and $1.3 million at year end 2006 and 2005, respectively, for which the Company has received advance payment from the customer. These advance payments are recorded as deferred revenue until the finished goods are delivered. The Company maintains reserves for excess and obsolete inventory. Approximately $1.0 million of inventories were written off against the reserve during the fiscal year ended September 30, 2006.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.	ASSETS HELD FOR SALE

Assets held for sale consisted of the following (in thousands of dollars):

	September 30, 2006	October 1, 2005
Land	$300	$—
Building and improvements	1,624	—

	$1,924	$—

The Company has land and a building in Phoenix, Arizona on the market as a result of the consolidation of the microelectronic segment and the relocation of the employees to the headquarters facility. The net book value of the land and building is presented as assets held for sale and depreciation of the building was discontinued in the second quarter of fiscal 2006.

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands of dollars):

	September 30,	October 1,
	2006	2005
Litigation insurance receivable (Note 14)	$6,000	$—
Other	512	825

Total accrued expenses	$6,512	$825

7.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the fiscal years ended September 30, 2006 and October 1, 2005 are as follows (in thousands of dollars):

	Microelectronic	Display
	Segment	Segment	Total
Balance as of October 2, 2004	$8,636	$8,469	$17,105
Goodwill impairment	(7,144)	(4,291)	(11,435)

Balance as of October 1, 2005	1,492	4,178	5,670
Goodwill impairment	—	(364)	(364)

Balance as of September 30, 2006	$1,492	$3,814	$5,306

Due to the less than expected financial performance in the Company’s interface electronics product line in Columbus, Ohio, the Company tested the goodwill relating to this reporting unit for impairment in the third quarter of fiscal 2006. As a result of this testing, the Company found indicators of goodwill impairment related to this reporting unit. The reporting unit in Ohio was purchased as part of the IDS acquisition in January 2003. Based on the current and forecasted competitive market conditions, the Company lowered earnings and cash flow projections for this reporting unit and expects it to grow more slowly than had previously been projected. Revenue and profitability have not met management’s expectations in fiscal 2006 primarily due to reduced demand for current interface products.
Accordingly, the Company wrote down all $0.4 million of the unamortized IDS acquisition goodwill related to the interface electronics reporting unit in the display segment. The fair value of this reporting unit was estimated using standard valuation techniques weighted 65% to a discounted cash flow method, 25% to a market multiples method and 10% to a transaction cost method.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In performing the annual goodwill impairment test in the fourth quarter of fiscal 2005, the Company found indicators of impairment related to the commercial microelectronic reporting unit in Phoenix and the display reporting unit in Oregon. Most of the commercial microelectronic business in Phoenix was purchased as part of the IDS acquisition in January 2003 and the display business in Oregon was purchased in January 2001. Based on the current and forecasted competitive market conditions, the Company had lowered earnings and cash flow projections for these divisions and expects them to grow more slowly than had previously been projected. In the commercial microelectronics business, revenue and profitability did not meet management’s expectations in fiscal 2005 primarily due to (1) the market softness of the raw material associated with Dynamic Random Access Memory components which caused a lower average selling price and margin from sales of related products in fiscal 2005; (2) lower than expected orders from one of the division’s key customers that experienced a slower than expected growth and market acceptance of its next generation enterprise server systems in fiscal 2005; and (3) the lower than expected sales to a customer that serves the hotel industry because the 2005 hurricanes delayed shipments of that customer’s entertainment video systems which affected the Company’s product shipment flow to them. In the display business in Oregon, the Company changed its business strategy to pursue markets such as transportation, mobile PC, medical and industrial markets to focus on higher margin products. Accordingly, the Company had to replace the $9.3 million of fiscal year 2005 revenues from NCR Corporation that generated margins lower than management’s expectations, despite higher volume business.
Accordingly, in the fourth quarter of fiscal 2005, the Company wrote down $8.5 million of the $10.2 million of unamortized IDS acquisition goodwill related to the commercial microelectronics reporting units of which $7.1 million of the write-down is in the microelectronics segment and $1.4 million is in the display segment. In addition, the Company wrote down $2.9 million of the $6.5 million of unamortized goodwill related to the Panelview reporting unit in the display segment in the fourth quarter of fiscal 2005. The fair values of these reporting units were estimated using standard valuation techniques weighted 75% to a discounted cash flow method, 20% to a market multiples method and 5% to a transaction or cost method.
The consolidation of the Phoenix manufacturing facilities described in Note 3 enabled the Company to consolidate several functions related to its military and commercial microelectronics operations, including financial reporting. Effective for the fourth quarter of fiscal 2006, the former commercial microelectronic reporting unit no longer exists. The microelectronic segment goodwill was evaluated for impairment at September 30, 2006 using the segment as the reporting unit. The remaining display segment goodwill continues to be evaluated at a reporting unit level which represents the display business the Company acquired in Oregon in January 2001.
The Company’s intangible assets consist of the following as of September 30, 2006 and October 1, 2005 (in thousands of dollars):

	Gross	Accumulated
	Amount	Amortization	Net Amount
September 30, 2006
Customer relationships	$4,100	$(1,002)	$3,098
Existing technology	2,427	(1,160)	1,267
Other	1,244	(1,000)	244

Total intangible assets	$7,771	$(3,162)	$4,609

October 1, 2005
Customer relationships	$4,100	$(729)	$3,371
Existing technology	2,427	(960)	1,467
Other	1,283	(1,000)	283

Total intangible assets	$7,810	$(2,689)	$5,121

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the carrying amount of acquired intangible assets during fiscal 2006 and 2005 are as follows (in thousands of dollars):

	September 30,	October 1,
	2006	2005
Balance at beginning of year	$5,121	$5,643
Change in intangible pension asset	(39)	84
Amortization	(473)	(606)

Balance at end of year	$4,609	$5,121

Estimated Aggregate Amortization Expense
for the Next Five Fiscal Years (in thousands):

2007	$473
2008	473
2009	473
2010	473
2011	473
Thereafter	1,999

$4,364

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands of dollars):

	September 30,	October 1,
	2006	2005
Land	$397	$697
Buildings and improvements	1,831	3,738
Machinery and equipment	17,461	16,129
Furniture and fixtures	4,163	3,432
Leasehold improvements	6,392	2,225
Construction in progress	678	3,020

Total, at cost	30,922	29,241
Less accumulated depreciation and amortization	(17,555)	(14,289)

Net property, plant and equipment	$13,367	$14,952

Depreciation expense was $3.7 million, $3.5 million and $3.7 million for fiscal years 2006, 2005 and 2004, respectively.

9.	OTHER ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands of dollars):

	September 30,	October 1,
	2006	2005
Accrued litigation settlement (Note 14)	$6,000	$—
Sales commissions	506	914
Warranty	413	622
Income taxes	—	1,308
Other accruals	716	857

Total accrued expenses	$7,635	$3,701

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes activity in the warranty reserve for the fiscal years ended September 30, 2006 and October 1, 2005 (in thousands of dollars):

Warranty reserve, October 2, 2004	$640
Provision for warranty claims	914
Warranty claims charged against the reserve	(932)

Warranty reserve, October 1, 2005	622
Provision for warranty claims	121
Warranty claims charged against the reserve	(330)

Warranty reserve, September 30, 2006	$413

10.	LINE OF CREDIT

We have a $12.0 million revolving line of credit with JPMorgan Chase Bank, N.A. Borrowings under the line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase Bank, N.A. “prime rate”. The line of credit expires on March 31, 2007. We are currently negotiating the terms and conditions of a new credit facility with JPMorgan Chase Bank, N.A. A commitment fee of 0.25% is charged on the unused portion of the line. The Company is in compliance with all debt covenant requirements contained in its line of credit agreement. As of September 30, 2006, there were no borrowings against the line of credit, and we have not borrowed against the line of credit since April 2003.

11.	INCOME TAXES

The provision for income taxes consists of the following (in thousands of dollars):

	2006	2005	2004
Current
Federal	$3,186	$1,066	$803
State	201	291	144

Total current	3,387	1,357	947

Deferred
Federal	(298)	818	1,190
State	(106)	(148)	(2)

Total deferred	(404)	670	1,188

Income tax provision	$2,983	$2,027	$2,135

A reconciliation of the income tax provision calculated at the U.S. federal statutory tax rate of 34% to the actual tax provision is as follows (in thousands of dollars):

	2006	2005	2004
Income tax expense (benefit) provision at statutory rate	$3,059	$(513)	$2,361
State taxes, net of federal benefit	115	(56)	257
Federal and state credits	(47)	(816)	(415)
Extraterritorial income exclusion	(94)	(139)	(30)
Non-deductible goodwill impairment	124	4,311	—
Manufacturers’ deduction	(93)	—	—
Adjustments related to prior year accruals	(119)	(786)	—
Other	38	26	(38)

Income tax provision	$2,983	$2,027	$2,135

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income tax effect of loss carry forwards, tax credit carry forwards and temporary differences between financial and tax reporting give rise to the deferred income tax assets and liabilities. Such deferred income tax assets and liabilities consisted of the following (in thousands of dollars):

	September 30,	October 1,
	2006	2005
Deferred tax assets:
Tax credits	$275	$200
Allowance for doubtful accounts	101	98
Inventories	2,453	2,902
Deferred revenue	771	703
Accrued expenses and other liabilities	856	550
Pension	21	82
Net operating loss carry forwards	1,104	1,359

Deferred tax assets	5,581	5,894

Deferred tax liabilities:
Property, plant, and equipment	(552)	(1,029)
Intangible assets	(1,722)	(1,908)
Other	(181)	(174)

Deferred tax liabilities	(2,455)	(3,111)

Net deferred tax assets	$3,126	$2,783

As of September 30, 2006, the Company had federal net operating loss carry forwards of approximately $3.2 million, which expire at various dates through 2018. There were state tax credit carry forwards of approximately $0.3 million as of September 30, 2006, which expire at various dates through 2021.

Ownership changes, as defined in Internal Revenue Code Section 382, have limited the amount of net operating loss carry forwards that can be utilized by the Company annually to offset future taxable income and liability.

During the fourth quarter of fiscal 2005, the Internal Revenue Service completed its examination of our federal income tax returns for the fiscal years ended September 28, 2002 and September 27, 2003. Based on the results of the examination, we decreased our tax liabilities by approximately $0.8 million and decreased income tax expense by a corresponding amount.

In October 2004, Congress passed the American Jobs Creation Act of 2004 (the “Act”), which eliminated the extraterritorial income exclusion, and provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities, referred to as the manufacturer deduction. The extraterritorial income exclusion will be phased out through 2006, and the manufacturer deduction will be phased in through 2010. Additionally, the federal research and experimentation credit expired on December 31, 2005, which increased the Company’s effective rate in fiscal 2006. However, on December 9, 2006, Congress extended the research and experimentation credit through December 31, 2007 and made it retroactive to January 1, 2006, subject to the expected signing by the President of the United States. Due to the provisions of SFAS 109, the Company will record the benefit of the retroactive portion in the fiscal quarter that the bill is enacted.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.	BENEFIT PLANS
Defined Benefit Plan
The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. Benefits are based primarily on a benefits multiplier and years of service. The Company funds an amount equal to the minimum funding required plus additional amounts which may be approved by the Company from time to time. There were no contributions to the plan in 2006 and $80,000 was contributed in 2005.
The expected long-term rate of return on plan assets is updated annually taking into consideration the related asset allocation, historical returns on the types of assets held in the plan, and the current economic environment. Based on these factors, the Company expects its plan assets to earn a long-term rate of return of 7.00%. Actual year-by-year returns can deviate substantially from the long-term expected return assumption. However, over time it is expected that the amount of over performance will equal the amount of under performance. Changes in the mix of plan assets could impact the amount of recorded pension income or expense, the funded status of the plan and the need for future cash contributions. The discount rate used to calculate the expected present value of future benefit obligations as of September 30, 2006 was 5.89%. The Company periodically reviews the plan asset mix, benchmark discount rate, expected rate of return and other actuarial assumptions and adjusts them as deemed necessary.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	October 1,
	2006	2005
	(In thousands)
Defined Benefit Plan
Reconciliation of Projected Benefit Obligation
Benefit obligation beginning of year	$3,363	$3,085
Service cost	63	61
Interest cost	182	183
Benefits paid	(155)	(154)
Actuarial (gain) loss	(136)	188

Benefit obligation end of year	$3,317	$3,363

Reconciliation of Fair Value of Plan Assets
Plan assets at fair market value beginning of year	$2,811	$2,610
Actual return on plan assets	238	288
Employer contributions	—	80
Benefits paid	(155)	(154)
Expenses	(6)	(13)

Plan assets at fair market value end of year	$2,888	$2,811

Funded Status	$(428)	$(552)
Unrecognized prior service cost	244	283
Unrecognized actuarial loss	58	264

Net amount recognized	$(126)	$(5)

Amounts recognized in the consolidated balance sheet
Accrued benefit liability	$(428)	$(552)
Intangible assets	244	283
Accumulated other comprehensive loss	58	264

Net amount recognized	$(126)	$(5)

	2006	2005	2004
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost	$89	$87	$83
Interest cost	182	183	172
Expected return on market-related plan assets	(189)	(177)	(172)
Amortization of prior service cost	39	39	27
Recognized actuarial loss	—	—	11

Net periodic benefit cost	$121	$132	$121

	2006	2005	2004
	(In thousands)
Additional Information
Increase (decrease) in minimum liability included in other comprehensive income	$(145)	$(35)	$(109)
The Company’s weighted-average assumptions used to determine net periodic benefit cost for the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004 are as follows:

	September 30,	October 1,	October 2,
	2006	2005	2004
Weighted-Average Assumptions
Discount Rate	5.89%	5.65%	5.92%
Expected return on plan assets	7.00%	7.00%	7.00%

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The expected long-term rate of return on pension assets is selected by taking into account the expected duration of the Projected Benefit Obligation (“PBO”) for the plan, and the asset mix of the plan. SFAS No. 87, “Employers’ Accounting for Pensions,” calls for the rate of return to be the rate to be earned over the period until the benefits represented by the current PBO are paid. The expected return on plan assets is based on the Company’s expectation of historical long-term average rates of return on the different asset classes held in the pension fund. This is reflective of the current and projected asset mix of the funds and considers the historical returns earned on our asset allocation and the duration of the plan liabilities. Thus, the Company has taken a historical approach to the development of the expected return on asset assumption. The Company believes that fundamental changes in the markets cannot be predicted over the long-term. Rather, historical returns, realized across numerous economic cycles, should be representative of the market return expectations applicable to the funding of a long-term benefit obligation.
The Company’s pension plan asset allocations at September 30, 2006 and October 1, 2005 are as follows (in thousands):

	2006	2005
Cash and cash equivalents	$48	$102
Fixed income mutual funds	1,203	1,109
Equity mutual funds	1,631	1,594
Other	6	6

Total	$2,888	$2,811

In determining the asset allocation, our investment manager recognizes the Company’s desire for funding and expense stability, the long-term nature of the pension obligation and current and projected cash needs for retiree benefit payments. Based on the Company’s criteria, it determined the Company’s present target asset allocation to be approximately 40%-60% in equity securities and 40%-60% in debt securities. The pension fund is actively managed within the target asset allocation ranges.
As of September 30, 2006 and October 1, 2005, the Company’s pension plan assets did not hold any direct investment in the Company’s common stock.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Pension
Period	Benefits
2007	$191
2008	201
2009	199
2010	211
2011	242
Years 2012-2016	1,339
401(k) Plan

The Company has an Incentive Savings 401(k) Plan covering its non-union employees who have completed six months of service. During fiscal 2006, the Company matched employee contributions equal to 50% of the first 6% of the participants’ wage base. During fiscal 2006, 2005 and 2004, the Company made contributions to the plan of approximately $413,000, $352,000 and $293,000, respectively.

13.	STOCK OPTIONS, WARRANTS, AND STOCK PURCHASE PLANS

Stock Option Plans

Executives and other key employees have been granted options to purchase common shares under stock option plans adopted during the period 1987 through 2001. The option exercise price equals the fair market value of

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Company’s common stock on the date of the grant. Options generally vest ratably over a four-year period and have a maximum term of ten years.
The Company issued approximately 469,000 options and 169,000 warrants to purchase its common stock in connection with the IDS acquisition. The stock options had a weighted average exercise price of $2.32 per share and expire in 2012, while the warrants have a weighted average exercise price of $2.96 and expire December 31, 2006. Approximately 38,000 of the options were unvested at the time of the acquisition, and the related unearned compensation of approximately $51,000 was recognized over the remaining vesting period of two years. During fiscal 2006, 50,000 of these warrants were exercised.
In September 2005, the Company accelerated the vesting of all stock options, excluding options granted to non-employee directors, to purchases shares of the Company’s common stock, issued at an exercise price greater than $5.10. This resulted in the acceleration of 167,309 options. The acceleration of the vesting of these options did not result in a charge to expense based on generally accepted accounting principles. The Company took this action to eliminate future compensation expense it would otherwise recognize in its statement of operations with respect to such options after the adoption of SFAS 123(R).
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
A summary of the Company’s stock option activity and related information is as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price
Beginning balance outstanding	2,208	$4.70	2,047	$4.43	2,215	$4.15
Granted	220	$4.86	325	$6.11	179	$7.33
Exercised	(137)	$2.29	(108)	$2.36	(232)	$2.76
Expired	(31)	$8.82	(42)	$7.65	(27)	$10.14
Forfeited	(25)	$5.15	(14)	$7.23	(88)	$6.10

Ending balance outstanding	2,235	$4.80	2,208	$4.70	2,047	$4.43

Options exercisable at year end	1,985	$4.77	2,071	$4.58	1,691	$3.92

Shares available for future grant	882		1,167		1,442

Weighted average fair value of all options granted during the year		$2.59		$4.21		$5.05

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2006 (in thousands, except years and per share amounts):

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-	Weighted-
		Average	Average			Average	Average
		Remaining	Exercise	Aggregate		Remaining	Exercise	Aggregate
Range of	Number	Contractual	Price per	Intrinsic	Number	Contractual	Price per	Intrinsic
Exercise Prices	Outstanding	Life (in Years)	Share	Value	Exercisable	Life (in Years)	Share	Value
0.0000 - 1.6000	253	2.15	$1.13		253		$1.13
1.6001 - 3.2000	384	2.82	2.63		384		2.63
3.2001 - 4.8000	588	5.43	3.97		493		3.83
4.8001 - 6.4000	314	7.89	5.54		177		5.96
6.4001 - 8.0000	516	6.67	6.98		498		6.95
8.0001 - 9.6000	87	6.59	8.67		87		8.67
9.6001 - 11.2000	81	4.06	10.59		81		10.59
11.2001 - 12.8000	12	6.91	12.19		12		12.19

Total	2,235	5.25	$4.80	$2,468	1,985	4.74	$4.77	$2,436

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.97 on September 29, 2006, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was approximately 1,130,000.

Restricted Stock Plan

Effective March 24, 2006, the White Electronic Designs Corporation 2006 Director Restricted Stock Plan was approved by the shareholders. Under this plan, non-employee directors receive an annual grant of 7,500 shares at the Annual Meeting of Shareholders that vest ratably over a three year period. The Company values these shares using the intrinsic method. The 37,500 shares granted on March 24, 2006 were valued at $5.81 per share, the closing price of the stock on the date of grant.

Stock Purchase Plans

In February 2001, the Company’s Board of Directors adopted the White Electronic Designs Corporation 2000 Employee Stock Purchase Plan. This plan provided for the purchase by employees of up to 300,000 shares of common stock at 85% of the fair market value on the first or last day of the offering period (as defined in the plan), whichever is lower. This plan began July 1, 2001; however, it was terminated effective December 31, 2004. The final offering period was from July 1, 2004 through December 31, 2004. There were 24,214 shares issued under this plan in fiscal year 2005, and 47,170 shares issued under this plan in fiscal year 2004.

14.	COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment under non-cancelable lease agreements, some of which include renewal options, of up to ten years. Total rent expense for fiscal 2006, 2005, and 2004 was approximately $2.0 million, $1.8 million and $1.3 million, respectively. Future minimum annual fixed rentals required under non-cancelable operating leases having an original term of more than one year are approximately $1.5 million in 2007, $1.6 million in 2008, $1.5 million in 2009, $1.1 million in 2010, and $0.9 million in 2011.

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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors (the “Defendants”). The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint was filed on or about February 14, 2005. The Defendants’ motions to dismiss the consolidated complaint were granted on February 14, 2006. The plaintiffs filed an amended complaint on April 17, 2006 (the “Complaint”). Like the dismissed complaint, the new Complaint alleges, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, and issued a misleading registration statement and prospectus in connection with the Company’s July 2003 secondary offering. The Complaint seeks unspecified monetary damages. Defendants filed a motion to dismiss the new Complaint in June 2006. While Defendants’ motions were pending, the parties reached an agreement to settle the lawsuit. Pursuant to the terms of the agreement, the Company’s insurance carrier will pay the entire $5.7 million settlement amount (of which at least $0.7 million will come from the derivative settlement agreement described below). The agreement, which must be approved by the Court, has been submitted to the Court for preliminary approval. The Court has not set a hearing date on the request for preliminary approval. If preliminary approval is granted, then the members of the class will be notified and allowed an opportunity to object before the Court grants final approval of the agreement. The Company has recorded a liability in its financial statements for the proposed amount of the settlement. In addition, because the insurance carrier has agreed to pay the entire $5.7 million settlement and recovery from the insurance carrier is probable, a receivable has also been recorded for the same amount. Accordingly, there is no impact to the Company’s statements of operations or cash flows because the amounts of the settlement and the insurance recovery fully offset each other.
On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company was also named as a nominal defendant in both actions. The complaints alleged that between January 2003 and the date the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints alleged claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment, and sought unspecified damages, equitable relief, and restitution against the individual defendants. On June 7, 2005, the Court dismissed the Dodt action and on June 15, 2005, the Court dismissed the Christ action. Mr. Dodt has appealed the dismissal of his complaint. Mr. Dodt filed an appellate brief in June 2006. The Company’s response to Mr. Dodt’s brief was filed on July 28, 2006. While plaintiff’s appeal was pending, the parties reached an agreement to settle the lawsuit. Pursuant to the terms of the agreement, the Company’s insurance carrier would pay the entire $300,000 settlement amount (total amount of the settlement is $1.0 million; $0.7 million of which will be used to fund a portion of the $5.7 million class action settlement described above). The agreement, which must be approved by the Court will be submitted to the Court for preliminary approval. If preliminary approval is granted, then shareholders will be notified and allowed an opportunity to object before the Court grants final approval of the agreement. The Company has recorded a liability in its financial statements for the amount of the settlement. In addition, because the insurance carrier has agreed to pay the entire $300,000 settlement and recovery from the insurance carrier is probable, a receivable has also been recorded for the same amount. Accordingly, there is no impact to the Company’s statements of operations or cash flows because the amounts of the settlement and the insurance recovery fully offset each other.
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

Our customers consist mainly of military prime contractors and commercial OEMs and contract manufacturers who work for them, in the United States, Europe and Asia. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. Our write-offs of bad debts totaled approximately $32,000 in fiscal 2006, $274,000 in fiscal 2005, and $170,000 in fiscal 2004. Sales to military customers accounted for approximately $52.3 million, or 48%, of our sales in fiscal 2006, as compared to approximately $49.3 million, or 42%, of our sales in fiscal 2005. Sales to our commercial customers accounted for approximately $56.6 million, or 52%, of our sales in fiscal 2006, as compared to $67.8 million, or 58%, of our sales in fiscal 2005.

In fiscal 2006, On Command Corporation accounted for approximately $7.4 million, or 12%, of microelectronic segment net sales, while Hewlett Packard Company accounted for approximately $8.6 million, or 18%, of display segment net sales. In fiscal 2005, On Command Corporation accounted for approximately $9.3 million, or 15%, of our microelectronic segment sales, while NCR Corporation accounted for approximately $9.3 million, or 18%, of our display segment sales. No one customer accounted for 10% or more of total net sales for fiscal year 2006 or 2005. Foreign sales for fiscal 2006, 2005 and 2004 were approximately $31.1 million, $20.7 million and $18.4 million, respectively. Additional information concerning sales by geographic area can be found in Note 17.

Throughout the year, the Company maintained certain bank account balances in excess of the FDIC insured limits.

16.	SHAREHOLDERS RIGHTS PLAN

On December 6, 1996, the Board of Directors adopted a shareholder rights plan to protect shareholders against unsolicited attempts to acquire control of the Company, under certain circumstances, including situations in which the Board believes that an inadequate price is being offered to shareholders. On November 30, 2006, the Board of Directors approved Amendment No. 2 to the rights plan extending the plan until December 5, 2016. Amendment No. 2 also increased the purchase price for each common share pursuant to the exercise of a Right (as defined in the plan) from $20 to $40, subject to adjustment from time to time as provided in the plan.

17.	FINANCIAL DATA BY BUSINESS SEGMENT

The Company has two business segments, each of which requires different design and manufacturing resources and generally serves customers in different markets. The microelectronic segment accounted for approximately 55% of total Company net sales in fiscal 2006, while the display segment accounted for approximately 45% of total Company net sales in fiscal 2006.

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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The assets identified by segment are those assets used in the Company’s operations and do not include general corporate assets such as cash, deferred tax assets, and an insurance receivable related to shareholder litigation. Capital expenditures exclude equipment under operating leases.
In fiscal 2006, Hewlett Packard Company accounted for 18% of display segment net sales, while On Command Corporation accounted for 12% of microelectronic segment net sales.
In fiscal 2005, NCR Corporation accounted for 18% of display segment net sales, while On Command Corporation accounted for 15% of microelectronic segment net sales.
In fiscal 2004, Whirlpool Corporation accounted for 12% of display segment net sales. No one customer accounted for more than 10% of microelectronic net sales in fiscal 2004.
A significant portion of the Company’s business activity in each segment is from contractors who have contracts with the United States Department of Defense.
A significant portion of the Company’s net sales were shipped to foreign customers. Export sales as a percent of total net sales in fiscal 2006, 2005 and 2004 were 29%, 18% and 17%, respectively. A summary of net sales by geographic region is as follows (in thousands of dollars):

	2006	2005	2004
United States of America	$77,814	$96,295	$90,529
Europe and Middle East	10,761	10,412	11,360
Asia Pacific	16,742	8,076	4,765
Other	3,611	2,250	2,308

Total Sales	$108,928	$117,033	$108,962

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OPERATIONS BY BUSINESS SEGMENTS
(in thousands)

	2006	2005	2004
Net sales
Microelectronics	$60,197	$64,083	$60,691
Display	48,731	52,948	48,271

Total net sales	$108,928	$117,031	$108,962

Income (loss) before tax (1)
Microelectronics	$9,336	$3,133	$8,477
Display	(340)	(4,641)	(1,535)

Total income (loss) before tax	$8,996	$(1,508)	$6,942

Identifiable assets
Microelectronics	$36,518	$38,780	$44,760
Display	27,622	26,853	37,330
General corporate	66,368	55,635	42,810

Total identifiable assets	$130,508	$121,268	$124,900

Capital expenditures
Microelectronics	$3,607	$3,822	$1,125
Display	498	568	1,175

Total capital expenditures	$4,105	$4,390	$2,300

Depreciation and amortization expense
Microelectronics	$2,435	$2,304	$2,467
Display	1,725	1,763	1,949

Total depreciation and amortization expense	$4,160	$4,067	$4,416

(1)	Fiscal year 2006 reflects a non-cash goodwill impairment charge of approximately $0.4 million for the display segment in connection with the review of goodwill for impairment in the third quarter. Fiscal year 2005 reflects a non-cash goodwill impairment charge of approximately $7.1 million for the microelectronic segment and $4.3 million for the display segment in connection with the annual review of goodwill for impairment.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2006
	Year	Sep 30	Jul 1	Apr 1	Dec 31
	(In thousand of dollars, except per share data)
Net sales	$108,928	$29,726	$26,944	$27,380	$24,880
Gross profit	$33,215	$8,532	$8,448	$8,968	$7,268
Income before income taxes	$8,996	$2,885	$2,284	$2,597	$1,231
Net income	$6,013	$2,029	$1,459	$1,716	$810
Earnings per share-basic	$0.25	$0.08	$0.06	$0.07	$0.03
Earnings per share-diluted	$0.24	$0.08	$0.06	$0.07	$0.03

	Fiscal 2005
	Year	Oct 1 (1)	Jul 2	Apr 2	Jan 1
	(In thousand of dollars, except per share data)
Net sales	$117,031	$29,976	$30,329	$27,860	$28,866
Gross profit	$34,733	$9,373	$9,170	$8,653	$7,537
Income (loss) before income taxes	$(1,508)	$(8,164)	$2,747	$2,212	$1,697
Net income (loss)	$(3,535)	$(8,321)	$2,070	$1,506	$1,210
Earnings (loss) per share-basic	$(0.14)	$(0.34)	$0.08	$0.06	$0.05
Earnings (loss) per share-diluted	$(0.14)	$(0.34)	$0.08	$0.06	$0.05

(1)	During the quarter ended October 1, 2005, the Company recorded a non-cash goodwill impairment charge of $11.4 million and a favorable $0.8 million income tax adjustment. The goodwill impairment did not have a corresponding income tax benefit.

Schedule II
White Electronic Designs Corporation and Subsidiaries
Valuation and Qualifying Accounts and Reserves
The following reserves were deducted in the balance sheet from the asset to which applicable (in thousands of dollars):

		Charged/
	Balance at	(credited) to				Balance
	beginning	costs and				at end
Fiscal year ended	of period	expenses	Other		Deductions	of period
Accounts Receivable
September 30, 2006	$250	$38	$—		$(32)	$256
October 1, 2005	$560	$(36)	$—		$(274)	$250
October 2, 2004	$397	$333	$—		$(170)	$560

Inventories
September 30, 2006	$3,282	$895	$(399	)(1)	$(976)	$2,802
October 1, 2005	$4,350	$1,455	$(659	)(1)	$(1,864)	$3,282
October 2, 2004	$4,858	$1,011	$(643	)(2)	$(876)	$4,350

(1)	Relates primarily to sales of parts previously reserved for.

(2)	Relates primarily to the closure of the Massachusetts facility and the related disposition/transfer of inventory.

Exhibit Index

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998.)

2.2	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4 filed on June 11, 1998, Registration No. 333-56565).

2.3	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

2.4	Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp., and Interface Data Systems, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 24, 2003).

2.5	Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P. (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2001).

2.6	Agreement and Plan of Merger dated September 26, 2006, by and between Interface Data Systems, Inc. and White Electronic Designs Corporation.

3.1	Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-3 filed June 2, 2003).

4.1	Shareholder Rights Agreement, effective December 6, 1996, (incorporated herein by reference to Exhibit 5 on Form 8-K, filed on December 19, 1996).

4.2	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

4.3*	Amendment No. 2 to Rights Agreement, effective December 5, 2006.

10.1	Agreement to be Bound by Registration Rights Agreements, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4, filed on Jun 11, 1998, Registration No. 333-56565).

10.2**	Agreement to be Bound by Severance Agreements and Employment Agreement, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

10.3**	1994 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of Shareholders).

Exhibit
Number	Description
10.4 **	Amendment to Company’s 1994 Flexible Stock Plan, effective May 7, 2001 (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60544).

10.5	Revolving Credit and Term Loan Agreement by and between Bank One, Texas and White Electronic Designs Corporation, an Indiana Corporation, dated January 7, 2000. (Incorporated herein by reference to Exhibit 10.27 to the Company’s 10-Q for the quarter ended January 1, 2000).

10.6	First Amendment to Revolving Credit Agreement by and between Bank One effective as of June 3, 2000; Promissory Note effective June 3, 2000, Notice of Final Agreement effective June 3, 2000 (incorporated herein by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.7	Third Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 28, 2002 (incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2002).

10.8	Fourth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective January 13, 2003 (incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2003).

10.9	Fifth Modification agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 13, 2003 (incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2003).

10.10	Amendment effective March 28, 2006 to JPMorgan Chase Bank, N.A. Loan and Security Agreement, dated January 7, 2000 (incorporated herein by reference to Exhibit 10.2 on Form 10-Q, filed May 11, 2006).

10.11	Amendment effective June 28, 2006 to JPMorgan Chase Bank, N.A. Loan and Security Agreement, dated January 7, 2000 (incorporated herein by reference to Exhibit 10.2 on Form 10-Q, filed August 10, 2006).

10.12	Rule 10b5-1 Stock Purchase Plan, dated June 21, 2006 (incorporated by reference to Exhibit 10.3 on Form 10-Q, filed August 10, 2006).

10.13*	Amendment effective September 28, 2006 to JPMorgan Chase Bank, N.A. Loan and Security Agreement, dated January 7, 2000.

10.14*	Amendment effective December 11, 2006 to JPMorgan Chase Bank, N.A. Loan and Security Agreement, dated January 7, 2000.

10.15**	White Electronic Designs Corporation 2001 Director Stock Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60536).

10.16**	Amendment to Company’s Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60548).

10.17**	White Electronic Designs Corporation 2000 Broad Based Employee Stock Option Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed on May 9, 2001, Registration No. 333-60542).

10.18**	Executive Employment Agreement made as of December 14, 2004 between White Electronic Designs Corporation and Hamid R. Shokrgozar (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on December 16, 2004).

Exhibit
Number	Description
10.19**	Non-Qualified Stock Option Agreement between White Electronic Designs Corporation and Hamid Shokrgozar dated November 10, 1999 (incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on December 23, 2002).

10.20	Industrial Real Estate Lease dated February 4, 1997 between Bowmar Instrument Corp., as tenant, and Allred Phoenix Properties, L.L.C., as landlord (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

10.21	Sixth Modification Agreement between Bank One N.A. and White Electronic Designs Corporation, effective March 19, 2004 (incorporated here in by reference to Exhibit 10.1 on Form 10-Q, filed on May 14 ¸ 2004).

10.22	First Amendment to certain Industrial Real Estate Lease dated February 4, 1997 between White Electronic Designs Corporation (as successor – in – interest of Bowmar Instrument Corp.) and Gus Enterprises – XII, L.L.C. (as successor – in – interest of Allred Phoenix Properties, L.L.C.) dated November 5, 2004 (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on December 16, 2004).

10.23**	2006 Director Restricted Stock Plan, effective March 24, 2006 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8, filed on March 24, 2006, Registration No. 333-132688).

10.24**	First Amendment to 2006 Director Restricted Stock Plan, effective August 24, 2006 (incorporated by reference to the Form 8-K filed on August 30, 3006).

10.25**	Form of Restricted Stock Agreement to 2006 Director Restricted Stock Plan, effective August 24, 2006 (incorporated by reference to the Form 8-K filed on August 30, 2006).

10.26* **	Change of Control Agreement between Dante V. Tarantine and White Electronic Designs Corporation, effective December 13, 2006.

10.27* **	Change of Control Agreement between Roger A. Derse and White Electronic Designs Corporation, effective December 13, 2006.

21.1*	Subsidiaries of White Electronic Designs Corporation.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1##	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2##	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management compensatory contract, plan or arrangement.

##	Furnished herewith.