Form 10-Q
period 2006-12-30
WHITE ELECTRONIC DESIGNS CORP
filed 2007-02-08
CIK 13606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 1-4817
WHITE ELECTRONIC DESIGNS CORPORATION
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-0905052 (I.R.S. Employer Identification No.)

3601 East University Drive
Phoenix, Arizona	85034
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(602) 437-1520
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock on February 6, 2007 was approximately 23,512,840.

WHITE ELECTRONIC DESIGNS CORPORATION
AND SUBSIDIARIES

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	December 30,	September 30,
	2006	2006
ASSETS
Current Assets
Cash and cash equivalents	$55,269	$55,829
Accounts receivable, less allowance for doubtful accounts of $215 and $256	14,303	19,020
Inventories	21,292	19,401
Assets held for sale	1,924	1,924
Prepaid expenses and other current assets	7,506	6,512
Deferred income taxes	4,602	4,323

Total Current Assets	104,896	107,009

Property, plant and equipment, net	13,012	13,367
Goodwill	5,306	5,306
Intangible assets, net	4,491	4,609
Other assets	218	217

Total Assets	$127,923	$130,508

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,888	$5,794
Accrued salaries and benefits	2,280	2,043
Other accrued expenses	7,530	7,635
Deferred revenue	2,592	1,961

Total Current Liabilities	19,290	17,433

Accrued long-term pension liability	303	303
Deferred income taxes	1,062	1,197
Other long-term liabilities	1,447	1,395

Total Liabilities	22,102	20,328

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 24,787,190 and 24,666,390 shares issued	2,479	2,467
Treasury stock, 1,275,550 and 285,587 shares, at par	(128)	(29)
Additional paid-in capital	86,161	90,637
Retained earnings	17,346	17,142
Accumulated other comprehensive loss	(37)	(37)

Total Shareholders’ Equity	105,821	110,180

Total Liabilities and Shareholders’ Equity	$127,923	$130,508

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three months ended
	December 30,	December 31,
	2006	2005
Net sales	$22,020	$24,880
Cost of sales	15,677	17,612

Gross profit	6,343	7,268

Operating expenses:
Selling, general and administrative	5,199	4,722
Research and development	1,589	1,658
Amortization of intangible assets	118	118

Total operating expenses	6,906	6,498

Operating (loss) income	(563)	770
Interest income	651	461

Income before income taxes	88	1,231
Benefit (provision) for income taxes	116	(421)

Net income	204	810

Earnings per share — basic	$0.01	$0.03

Earnings per share — diluted	$0.01	$0.03

Weighted average number of common shares and equivalents:
Basic	23,820,720	24,485,760
Diluted	24,244,893	24,846,105
The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended
	December 30,	December 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$204	$810
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	993	959
Deferred income tax	(414)	94
Loss on disposition of property, plant, and equipment	50	—
Stock-based compensation expense related to employee stock awards	109	113
Tax benefit related to exercise of stock awards	111	9
Excess tax benefits from stock-based compensation	—	(3)
Net changes in balance sheet accounts:
Accounts receivable	4,717	1,386
Inventories	(1,891)	(2,324)
Prepaid expenses and other current assets	(994)	(783)
Other assets	(1)	1
Accounts payable	956	756
Accrued expenses and deferred revenue	763	(1,842)
Other long-term liabilities	52	19

Net cash provided by (used in) operating activities	4,655	(805)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(432)	(1,214)

Net cash (used in) investing activities	(432)	(1,214)

FINANCING ACTIVITIES:
Common stock issued for exercise of options and warrants	360	26
Repurchase of common stock	(5,143)	—
Excess tax benefits from stock-based compensation	—	3

Net cash (used in) provided by financing activities	(4,783)	29

Net change in cash and cash equivalents	(560)	(1,990)
Cash and cash equivalents at beginning of period	55,829	51,008

Cash and cash equivalents at end of period	$55,269	$49,018

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVIITES:
Acquisition of property, plant and equipment in accounts payable	$138	$643
The accompanying notes are an integral part of these financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. INTERIM FINANCIAL INFORMATION
The consolidated balance sheet as of December 30, 2006, the consolidated statements of operations for the three months ended December 30, 2006 and December 31, 2005, and the consolidated statements of cash flows for the three months ended December 30, 2006 and December 31, 2005 have been prepared by the Company and are unaudited. The consolidated balance sheet as of September 30, 2006 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2006. The Company’s fiscal year end is the Saturday nearest to September 30th.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The results of operations for the three months ended December 30, 2006 are not necessarily indicative of the operating results for the full year.
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
2. EARNINGS PER SHARE
Statement of Financial Accounting Standards (“SFAS”) No. 128 requires the presentation of basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all potential dilutive common shares that were outstanding during the period unless they are antidilutive. Potential dilutive common shares consist of the incremental common shares that would be issued upon exercise of stock awards.
In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended
	December 30, 2006			December 31, 2005
	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net Income	$204,000			$810,000
Basic EPS
Earnings available to common shareholders	$204,000	23,820,720	$0.01	$810,000	24,485,760	$0.03

Effects of Dilutive Securities
Dilutive effect of stock options		424,173			360,345
Dilutive EPS
Earnings available to common shareholders	$204,000	24,244,893	$0.01	$810,000	24,846,105	$0.03

     Options excluded from the calculation of diluted earnings per share were 850,832 and 815,959 for the three months ended December 30, 2006 and December 31, 2005, respectively, as the exercise price was greater than the average share price for the period.
3. STOCK-BASED COMPENSATION
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
The Company accounts for its options in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense in the financial statements for all share-based payment awards made to employees and directors based on estimated fair values. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been granted in prior periods. SFAS 123(R) also requires that excess tax benefits (i.e. tax benefits resulting from share-based compensation deductions in excess of amounts reported for financial reporting purposes) be reflected as financing cash inflows instead of operating cash inflows on our consolidated statements of cash flows. For the three months ended December 30, 2006, the Company recorded compensation expense of $109,000. There were no excess tax benefits related to the exercise of options during the quarter. For the three months ended December 31, 2005, the Company recorded compensation expense of $113,000 and cash flows from financing activities of $3,000, which reduced cash flows from operating activities by the same amount. The compensation cost for share-based payment awards is included in selling, general and administrative expenses on our consolidated statements of operations.
A summary of the Company’s stock option activity for the three months ended December 30, 2006 follows (in thousands, except per share amounts):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Options Outstanding
			Weighted Average
	Options Available	Options	Exercise Price
	for Grant	Outstanding	Per Share
As of September 30, 2006	882	2,235	$4.80
Granted	(25)	25	5.50
Exercised	—	(1)	3.83
Expired	1	(1)	7.19
Forfeited	5	(5)	4.70

As of December 30, 2006	863	2,253	$4.81

Weighted average fair value of all options granted during the period			$2.90
The total pretax intrinsic value of options exercised during the three months ended December 30, 2006 was approximately $2,000.
In December 2006, the remaining 118,850 warrants issued in connection with the IDS acquisition were exercised. These warrants had a weighted average exercise price of $2.96 and the pretax intrinsic value of the exercised warrants was approximately $294,000.
The following table summarizes significant ranges of outstanding and exercisable options as of December 30, 2006 (in thousands, except years and per share amounts):

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-	Weighted
		Average	Average			Average	Average
		Remaining	Exercise	Aggregate		Remaining	Exercise	Aggregate
Range of	Number	Contractual	Price per	Intrinsic	Number	Contractual	Price per	Intrinsic
Exercise Prices	Outstanding	Life (in Years)	Share	Value	Exercisable	Life (in Years)	Share	Value
0.0000 - 1.6000	253	1.91	$1.13		253		$1.13
1.6001 - 3.2000	384	2.57	2.63		384		2.63
3.2001 - 4.8000	581	5.24	3.96		491		3.83
4.8001 - 6.4000	340	7.81	5.54		187		5.92
6.4001 - 8.0000	515	6.43	6.98		506		6.97
8.0001 - 9.6000	87	6.34	8.67		87		8.67
9.6001 - 11.2000	81	3.81	10.59		81		10.59
11.2001 - 12.8000	12	6.66	12.19		12		12.19

	2,253	5.07	$4.81	$3,104	2,001	4.53	$4.78	$2,980

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.44 on December 29, 2006, the last day of trading for the fiscal quarter, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date. The total number of in-the-money options exercisable as of December 30, 2006 was approximately 1,184,000. As of September 30, 2006, approximately 1,985,000 outstanding options were exercisable, and the weighted average exercise price was $4.77.
As of December 30, 2006, total compensation cost related to unvested stock options not yet recognized was approximately $0.5 million, which is expected to be recognized over the next four years.
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
The fair value of each option granted during the period was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	December 30,	December 31,
	2006	2005
Weighted average expected stock price volatility	53%	69%
Weighted average expected option life (years)	5.27	5.20
Risk-free interest rate	4.65%	4.33%
Expected dividends	—	—
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
The following table summarizes restricted stock unit activity for the three months ended December 30, 2006 (in thousands, except per share amounts):

Weighted
	Number of	Average
	Restricted	Grant-Date
	Stock Units	Fair Value
Outstanding on September 30, 2006	38	$5.81
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding on December 30, 2006	38	$5.81

As of December 30, 2006, there was $0.2 million pre-tax of total restricted stock unit compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over the next three years.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. INVENTORIES
Inventories consisted of the following (in thousands):

	December 30,	September 30,
	2006	2006
Raw materials	$13,314	$11,482
Work-in-process	5,299	4,971
Finished goods	2,679	2,948

Total inventories	$21,292	$19,401

Raw materials included approximately $1.8 million at December 30, 2006 and $1.5 million at September 30, 2006 for which the Company had received advance payment from the customer. These advance payments are recorded as deferred revenue until the finished goods are delivered.
5. ASSETS HELD FOR SALE
Assets held for sale consisted of the following (in thousands):

	December 30, 2006	September 30, 2006
Land	$300	$300
Building and improvements	1,624	1,624

Total assets held for sale	$1,924	$1,924

The Company has land and a building in Phoenix, Arizona on the market as a result of the consolidation of the microelectronic segment and the relocation of the employees to the headquarters facility. The net book value of the land and building is presented as assets held for sale and depreciation of the building was discontinued in the second quarter of fiscal 2006.
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 30,	September 30,
	2006	2006
Litigation insurance receivable (Note 15)	$6,000	$6,000
Other	1,506	512

Total prepaid expenses and other current assets	$7,506	$6,512

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. INTANGIBLE ASSETS, NET
The Company’s acquired intangible assets, almost all of which are subject to amortization, consisted of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net Amount
As of December 30, 2006
Customer relationships	$4,100	$(1,070)	$3,030
Existing technology	2,427	(1,210)	1,217
Other	1,244	(1,000)	244

Total intangible assets, net	$7,771	$(3,280)	$4,491

As of September 30, 2006
Customer relationships	$4,100	$(1,002)	$3,098
Existing technology	2,427	(1,160)	1,267
Other	1,244	(1,000)	244

Total intangible assets, net	$7,771	$(3,162)	$4,609

Net other intangible assets of $244,000 represent the Company’s intangible pension asset.
Changes in the carrying amount of acquired intangible assets during the three months ended December 30, 2006 were as follows (in thousands):

Balance as of September 30, 2006	$4,609
Amortization	(118)

Balance as of December 30, 2006	$4,491

Estimated Aggregate Future Amortization Expense:

Remaining nine months of 2007	$356
2008	473
2009	473
2010	473
2011	473
Thereafter	1,999

$4,247

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment consisted of the following (in thousands):

	December 30,	September 30,
	2006	2006
Land	$397	$397
Buildings and improvements	1,831	1,831
Machinery and equipment	17,618	17,461
Furniture and fixtures	4,216	4,163
Leasehold improvements	6,411	6,392
Construction in progress	918	678

Total, at cost	31,391	30,922
Less accumulated depreciation	(18,379)	(17,555)

Total property, plant, and equipment, net	$13,012	$13,367

Depreciation expense was approximately $0.9 million for the three months ended December 30, 2006 and $0.8 million for the three months ended December 31, 2005.
9. OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following major categories (in thousands):

	December 30,	September 30,
	2006	2006
Accrued litigation settlement (Note 15)	$6,000	$6,000
Sales commissions	531	506
Warranty reserve	326	413
Other accruals	673	716

Total other accrued expenses	$7,530	$7,635

The Company estimates potential warranty obligations for its products based on annual product sales and historical customer product return data. Based on this data, the Company records estimated warranty reserves and expense needed to account for the estimated cost of product returns.
The following table summarizes activity in the warranty reserve (in thousands):

	Three months ended
	December 30,	December 31,
	2006	2005
Warranty reserve, beginning of period	$413	$622
Provision for warranty claims	(41)	134
Warranty claims charged against the reserve	(46)	(79)

Warranty reserve, end of period	$326	$677

10.	CREDIT FACILITY
The Company maintains a $12.0 million revolving line of credit with JPMorgan Chase Bank, N.A. Borrowings under the line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JPMorgan Chase Bank, N.A. “prime rate”. The line of credit expires on March 31, 2007. The Company is currently negotiating the terms and conditions of a new credit facility with JPMorgan Chase Bank, N.A. A commitment fee of 0.25% is charged on the unused portion of the line. As of December 30, 2006, there were no borrowings against the line of credit and the Company has not borrowed against the line of credit since April 2003. The agreement requires the Company to maintain compliance with certain financial covenants and the Company is in compliance with these covenants as of December 30, 2006.
11. PENSION PLAN
The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. The following table summarizes the components of net periodic benefit cost recognized (in thousands):

	Three Months Ended
	December 30,	December 31,
	2006	2005
Service cost	$22	$28
Interest cost	46	57
Expected return on plan assets	(47)	(59)
Amortization of prior service cost	9	12

Total net periodic benefit cost	$30	$38

12. INCOME TAXES
The Company’s effective tax rate approximated (132%) and 34% for the three months ended December 30, 2006 and December 31, 2005, respectively. The decrease in the effective rate from the three months ended December 31, 2005 is primarily due to changes in the tax law related to the research and development credit. In accordance with the provisions of SFAS 109, we recorded a benefit in the first quarter of fiscal 2007 of $150,000 for the reinstatement of the research and development credit back to January 1, 2006. The research and development credit expired December 31, 2005. Congress passed a bill in December 2006 reinstating the credit back to January 1, 2006.
13. FINANCIAL DATA BY BUSINESS SEGMENT
The Company has two business segments, each of which requires different design and manufacturing resources and generally serves customers in different markets. During the quarter ended December 30, 2006, the microelectronic segment accounted for approximately 55% of total Company net sales, while the display segment accounted for approximately 45% of total Company net sales. During the quarter ended December 31, 2005, the microelectronic segment accounted for approximately 56% of total Company net sales, while the display segment accounted for approximately 44% of total Company net sales.
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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The assets identified by segment are those assets used in the Company’s operations and do not include general corporate assets such as cash, deferred tax assets and an insurance receivable related to shareholder litigation. Capital expenditures exclude equipment under operating leases.
During the three months ended December 30, 2006, no one customer accounted for more than 10% of total net sales. However, Twin-Star Electronic Technology and Arrow Electronics both accounted for approximately 10% of microelectronic segment net sales, while Motion Computing and General Electric accounted for approximately 14% and 11%, respectively, of display segment net sales.
During the three months ended December 31, 2005, no one customer accounted for more than 10% of total net sales. However, Unisys Corporation and L3 Communications accounted for approximately 13% and 12%, respectively, of microelectronic segment net sales, while Whirlpool Corporation accounted for approximately 11% of display segment net sales.
A significant portion of the Company’s business activity in each segment is from contractors that have contracts with the United States Department of Defense. Military sales were approximately $11.8 million for both of the quarters ended December 30, 2006 and December 31, 2005.
Foreign sales as a percentage of total net sales for the three months ended December 30, 2006 and December 31, 2005 were 29% and 25%, respectively.
A summary of net sales by geographic region follows (in thousands):

	Three Months Ended
	December 30,	December 31,
	2006	2005
United States	$15,533	$18,604
Europe and Middle East	3,025	3,070
Asia Pacific	2,735	2,651
Other	727	555

Net sales	$22,020	$24,880

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
A summary of results of operations by business segment follows:

	Three Months Ended
	December 30, 2006	December 31, 2005
Net sales
Microelectronic	$12,053	$13,888
Display	9,967	10,992

Total net sales	$22,020	$24,880

Income (loss) before tax
Microelectronic	$976	$1,351
Display	(888)	(120)

Total income before tax	$88	$1,231

Capital expenditures
Microelectronic	$469	$1,789
Display	101	68

Total capital expenditures	$570	$1,857

Depreciation and amortization
Microelectronic	$592	$517
Display	401	442

Total depreciation and amortization	$993	$959

	As of
Identifiable assets	December 30, 2006	September 30, 2006
Microelectronic	$36,176	$36,518
Display	25,656	27,622
General corporate	66,091	66,368

Total identifiable assets	$127,923	$130,508

14. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of errors. SFAS No. 154 was effective for the Company’s current fiscal year beginning October 1, 2006. Although the Company has no current application for this statement, the adoption of this statement may affect its future results of operations, financial condition or cash flows.
In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 will be effective for the Company’s fiscal year 2008 beginning September 30, 2007. The Company is currently evaluating the impact FIN No. 48 will have on its financial condition and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
existing standards. SFAS No. 157 will be effective for the Company’s fiscal year 2009 beginning September 28, 2008. SFAS No. 157 is currently being evaluated by the Company and is not expected to have a material impact on the Company’s financial condition or results of operations; however, additional disclosures may be required regarding the inputs used to develop the measurements and the effect of certain of the measurements on changes in net assets from period to period.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end, with limited exceptions. SFAS No. 158 will be effective for the Company’s current fiscal year ending September 29, 2007. The Company is currently evaluating the impact SFAS No. 158 will have on its financial condition and results of operations.
15. COMMITMENTS AND CONTINGENCIES
Contingencies
On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors (the “Defendants”). The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint was filed on or about February 14, 2005. The Defendants’ motions to dismiss the consolidated complaint were granted on February 14, 2006. The plaintiffs filed an amended complaint on April 17, 2006 (the “Complaint”). Like the dismissed complaint, the new Complaint alleged, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, and issued a misleading registration statement and prospectus in connection with the Company’s July 2003 secondary offering. The Complaint sought unspecified monetary damages. Defendants filed a motion to dismiss the new Complaint in June 2006. While Defendants’ motions were pending, the parties reached an agreement to settle the lawsuit. Pursuant to the terms of the agreement, the Company’s insurance carrier will pay the entire $5.7 million settlement amount (of which at least $0.7 million will come from the derivative settlement agreement described below). The Court granted preliminary approval of the settlement agreement on December 16, 2006. The members of the settlement class will be notified of the settlement, and allowed an opportunity to object before the Court grants final approval of the agreement. The Court has scheduled a hearing on May 7, 2007, at which time it will consider whether the agreement should receive final approval. The Company has recorded a liability in its financial statements for the proposed amount of the settlement of $5.7 million. In addition, because the insurance carrier has agreed to pay the entire $5.7 million settlement and recovery from the insurance carrier is probable, a receivable has also been recorded for the same amount. Accordingly, there is no impact to the Company’s statements of operations or cash flows because the amounts of the settlement and the insurance recovery fully offset each other.
On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company was also named as a nominal defendant in both actions. The complaints alleged that between January 2003 and the date the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints alleged claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment, and sought unspecified damages, equitable relief, and restitution against the individual

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
defendants. On June 7, 2005, the Court dismissed Mr. Dodt’s action and on June 15, 2005, the Court dismissed Mr. Christ’s action. Mr. Dodt appealed the dismissal of his complaint. Mr. Dodt filed an appellate brief in June 2006. The Company’s response to Mr. Dodt’s brief was filed on July 28, 2006. While plaintiff’s appeal was pending, the parties reached an agreement to settle the lawsuit. Pursuant to the terms of the agreement, the Company’s insurance carrier would pay the entire $0.3 million settlement amount (total amount of the settlement is $1.0 million; $0.7 million of which will be used to fund a portion of the $5.7 million class action settlement described above). The Court granted preliminary approval of the settlement agreement on January 26, 2007. Notice will be issued, and shareholders will be allowed an opportunity to object before the Court grants final approval of the agreement. The Court has scheduled a hearing on May 7, 2007, at which time it will consider whether the agreement should receive final approval. The Company has recorded a liability in its financial statements for the amount of the settlement. In addition, because the insurance carrier has agreed to pay the entire $0.3 million settlement and recovery from the insurance carrier is probable, a receivable has also been recorded for the same amount. Accordingly, there is no impact to the Company’s statements of operations or cash flows because the amounts of the settlement and the insurance recovery fully offset each other.
In addition, from time to time, the Company is subject to claims and litigation incident to its business. There are currently no such pending proceedings to which the Company is a party that the Company believes will have a material adverse effect on the Company’s consolidated results of operations, liquidity, or financial condition.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED DECEMBER 30, 2006 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2005
The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as of and for the fiscal year ended September 30, 2006 included in our Annual Report on Form 10-K.
Note Regarding Forward Looking Statements and Associated Risks
This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and documents incorporated herein by reference contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995, as amended, provides a “safe harbor” for such forward-looking statements. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases regarding expectations, generally identify forward-looking statements.
We intend to qualify both our written or oral forward-looking statements made from time to time in connection with filings with the Securities and Exchange Commission or in public news releases for protection under the safe harbors discussed above. Forward-looking statements are based largely on management’s expectations and because they are estimates, such statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Form 10-Q, including those set forth in the Notes to the Unaudited Consolidated Financial Statements, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the sections entitled Item 1A “Risk Factors” in this Form 10-Q and our most recent Annual Report on Form 10-K describe factors that could contribute to or cause actual results to differ materially from our expectations. Some factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, but are not limited to:
•	the loss of one or more principal customers or delays or cancellations of orders due to the impact of adverse business conditions on one or more principle customers;

•	the failure of customers to accept our anti-tamper packaging or the development of improved anti-tamper packaging by competitors;

•	the failure to obtain Class K certification in the anticipated timeframe;

•	the inability to procure required components and raw materials;

•	any downturn in the semiconductor, electronics, home appliance, telecommunications or other markets in which we operate, which could cause a decline in selling unit prices;

•	reductions in military spending or changes in the acquisition requirements for military products;

•	the ability to locate appropriate acquisition candidates, negotiate an appropriate purchase price, and integrate into our business the people, operations, and products from acquired businesses;

•	the inability to develop, introduce and sell new products or the inability to develop new manufacturing technologies;

•	changes or restrictions in the practices, rules and regulations relating to sales in international markets; and

•	a negative outcome in our current litigation or additional litigation complaints.

In addition, new factors, other than those identified in this Form 10-Q or our most recent Annual Report on Form 10-K, may emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements. We do not undertake, and we specifically disclaim, any obligation to publicly update or review any forward-looking statement contained in this Form 10-Q or in any document incorporated herein by reference, whether as a result of new information, future events or otherwise, except as required by applicable law.
Overview of Business
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
Executive Summary
Our net sales for the quarter ended December 30, 2006 decreased approximately $2.9 million, to $22.0 million from $24.9 million for the quarter ended December 31, 2005. Total military sales were consistent at $11.8 million for both quarters. Commercial sales decreased approximately $2.9 million to $10.2 million, from $13.1 million for the three months ended December 30, 2006 when compared to the same prior year period. The decrease was partly attributable to a softening in the high-end server business industry which in turn affected demand. In addition, more of our programs in the appliance industry are reaching their end of life and we experienced decreased demand in product sold to a hotel industry supplier for their entertainment systems.
Our first quarter fiscal 2007 display segment net sales were also negatively impacted due to capacity constraint issues at a leading glass provider. Due to limited receipts of glass, we were not able to ship approximately $4.7 million in backlog of our enhanced Max-Vu™ screens for specialized anywhere-viewable tablet PCs. While the constraints have diminished, we are still receiving limited quantities of this raw material which we expect will continue through the end of the second fiscal quarter.
Net income for the first quarter of fiscal 2007 was approximately $0.2 million, or $0.01 per diluted share, compared to net income of $0.8 million, or $0.03 per diluted share, for the first quarter of fiscal 2006. The decrease was primarily due to reduced sales and increased selling, general and administrative expenses, partially offset by an increase in interest income and a tax benefit.
A key indicator of our future sales is the amount of new orders received compared to current net sales, known as the book-to-bill ratio. During the quarter ended December 30, 2006, we had new orders of approximately $29.7 million, which equates to a book-to-bill ratio of 1.35:1 for the period. Display segment orders were approximately $12.8 million during the quarter, resulting in a segment book-to-bill ratio of 1.28:1. Although this was a positive book-to-bill ratio, the ratio was affected by the lower sales in the quarter ending December 30, 2006. Orders for the microelectronic segment were approximately $16.9 million during the quarter, resulting in a segment book-to-bill ratio of 1.41:1. Military bookings have been strong for the last few quarters, and we were able to continue that trend by recording a book-to-bill for the microelectronic military products of 1.31:1.
Our gross margins were 29% in the first quarter of fiscal 2007, consistent with the first quarter of fiscal 2006. The microelectronic segment gross margin increased to 39% for the first quarter of fiscal 2007, compared to 34% in the first quarter of fiscal 2006 due to the favorable product mix in our military business. The display segment gross margin decreased to 17% from 23%, primarily due to the combination of an unfavorable product mix and underabsorption of overhead due to the lower sales volume.
Our overall production has, at times, been affected by longer lead times for certain components, which may affect the timing and cost of sales during the year. The availability and price of memory and display components, based on supply and demand, will increase and decrease on a monthly or quarterly basis. When demand exceeds supply, prices generally increase and lead times lengthen. When supply exceeds demand, prices generally decrease and lead times shorten. The Dynamic Random Access Memory (“DRAM”) and Double Data Rate (“DDR”) market supply has increased and we do not expect shortages in the near future. DRAM and DDR prices have increased slightly, but are generally stable. Although more and more companies are transitioning from DDR to DDR II, the DDR II supply has begun to expand. We expect prices to continue to increase slightly. The Flash memory supply has been stable and prices are expected to remain flat or trend down slightly. The availability of liquid crystal displays (“LCDs”) has stabilized with prices up slightly over the last few quarters. Management expects LCD prices to remain stable for the first half of the fiscal year.
Additionally, certain customers require us to buy from specific vendors due to product specifications. As we have just experienced with a glass supplier, this, at times, subjects us to product issues due to disruptions in production.
We have purchased and placed duplicate equipment for our Max-Vu™ process technology in a manufacturing company located in China in order to be more competitive in the commercial display market for our tablet personal computer products. Production using this equipment began in the second quarter of fiscal 2006 and all of our Max-Vu™ products are currently being produced in China. We will continue to migrate other related business to China.
We continue to invest further in the anti-tamper process technology as we expect to secure additional opportunities in the years to come.
Below are our fiscal 2007 strategic initiatives and an update on their progress:
•	Pursuing MIL-PRF-38534 Class K certification. This will allow the Company to offer the highest reliability level military products intended for space applications. Update: A full documentation package has been submitted to Defense Supply Center Columbus (DSCC) to ensure compliance with MIL-PRF-38534 Class K requirements. The DSCC visit has been scheduled for March 13-14, 2007 for the initial Class K review and audit. The final audit and the full certification process are scheduled for April 2007. We have started customer visits and will continue to promote this new capability and offering to our existing and new customers;

•	Pursuing Circuit Card Assembly (CCA) for military customers to offer system integration capabilities allowing the Company to combine its manufactured components and multi-chip modules into a fully integrated product. Update: Strategic engagement has started for broad-based CCA manufacturing partnership with key potential customers. A prototype order has been secured from one customer with production potential in the second half of fiscal year 2007. Additional customer visits have been started and we are expecting additional business in the quarters to come;

•	Pursuing next generation AT technology for military and commercial applications. Update: Two methods are being pursued, the High Heat Destruction (HHD) and WEDC’s own proprietary coating process. The HHD process is progressing as planned. We are expecting to present this to potential customers by the end of the calendar year 2007. The WEDC proprietary process is progressing as planned; we have contracted with specialized laboratory groups and estimate completion in the summer of 2008;

•	Pursuing applications for industrial grade Compact Flash (CF) in ruggedized embedded computing systems including medical, flight systems, factory automation, test and measurement and instrumentation. Update: We’ve completed a family of CF cards from 128MB to 8GB. We have secured new orders totaling approximately $0.5 million from various customers. We have also launched Medical CF cards specifically tailored to the needs of medical equipment manufacturers and users;

•	Pursuing next generation display enhancement technology, Max-Vu II™ technology. Update: New samples are being evaluated. This is still at an early stage. We expect the new Max-Vu II™ process to be ready by the end of the calendar year 2007. It is important to mention that we are still promoting our current Max-Vu™ process technology which we believe has a superior quality and viewability performance compared to other alternatives in the market. The Max-Vu II™ is intended to make the process more efficient and competitive;

•	Pursuing fully integrated display products with complete Touch Panel offering. Update: We are currently offering a resistive touch product to our Mobile PC customers. Sample evaluation products have been received. We are also investigating partnering with an appropriate touchscreen supplier to ultimately design and manufacture a complete capacitive and Touch Panel offering;

•	Continue stock repurchase program to enhance shareholder value. Update: In June 2006, the Company announced that its Board of Directors had authorized the repurchase of up to 5%, or approximately 1.2 million shares, of its outstanding common stock. As of December 30, 2006, the Company had purchased the entire 5%, or approximately 1.2 million shares, for $6.4 million at an average price of $5.15 per share. On February 3, 2007, the Board of Directors authorized the repurchase of up to an additional 5% of the Company’s outstanding common stock. Repurchases will not be made until a new Rule 10b5-1 Plan is in effect. In addition, no purchase may be made at a price in excess of $5.50 per share; and

•	Continue to pursue other external strategic alternative plans to further position the Company for growth. Update: We continue to evaluate various strategic acquisitions. We continue to look for potential companies that would provide synergies with our existing businesses. We evaluate possible combinations on an ongoing basis.
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
Revenue Recognition
We sell microelectronic and display products primarily to military prime contractors and commercial OEMs. A small portion of our products are sold through distributors or resellers. We recognize revenue on product sales when persuasive evidence of an arrangement with the customer exists, title to the product has passed to the customer (usually occurring at time of shipment), the sales price is fixed or determinable, and collectibility of the related billing is reasonably assured. Advance payments from customers are deferred and recognized when the related products are shipped. Revenue relating to products sold to distributors or resellers who either have return rights or where we have a history of accepting product returns are deferred and recognized when the distributor or reseller sells the product to the end customer. We also provide limited design services pursuant to related customer purchase orders and generally recognize the associated revenue as such services are performed. However, it may be deferred until certain elements are completed. We may from time to time enter into certain arrangements that contain multiple elements such as performing limited design services accompanied with follow-on manufacturing of related products. We allocate revenue to the elements based on relative fair value, and recognize revenue for each element when there is evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Arrangements with multiple elements that are not considered separate units of accounting require deferral of revenue until certain other elements have been delivered or the services have been performed. The amount of the revenue recognized is impacted by our judgment as to whether an arrangement includes multiple elements and whether the elements are considered separate units of accounting, as well as management’s judgments regarding the fair values of the elements used to determine relative fair values.
Excess and Obsolete Inventory
Historically, we have experienced fluctuations in the demand for our products based on cyclical fluctuations in the microelectronic and display markets. These fluctuations may cause inventory on hand to lose value or become obsolete. In order to present the appropriate inventory value on our financial statements, we identify slow moving or obsolete inventories and record provisions to write down such inventories to the lower of cost or market. These provisions are based on our comparison of the value of inventory on hand against expected future sales. If future sales are less favorable than those projected, additional inventory provisions may be required.
Accounts Receivable and Allowance for Doubtful Accounts
We record trade accounts receivable at the invoiced amount and they do not bear interest. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These estimates are based on an analysis of accounts receivable using available information on our customers’ financial status and payment histories. Historically, bad debt losses have not differed materially from our estimates.
Goodwill and Intangible Assets
We account for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill to be tested for impairment on an annual basis (and more frequently in certain circumstances) and written down when impaired.
Furthermore, SFAS 142 requires amortization of purchased intangible assets other than goodwill over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years. We also regularly evaluate intangible assets for impairment pursuant to SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of”, and evaluate the continued appropriateness of estimated future lives assigned to these assets.
Stock-Based Compensation Expense
We account for stock-based compensation in accordance with Statement of Accounting Standards (“SFAS”) No. 123(R) (“SFAS 123(R)”), which requires that we record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment. Consequently, expected stock price volatility and option life assumptions are considered critical accounting estimates.
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

Results of Operations
The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended
	December 30,	December 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	71.2%	70.8%

Gross profit	28.8%	29.2%

Operating expenses:
Selling, general and administrative	23.7%	18.9%
Research and development	7.2%	6.7%
Amortization of intangible assets	0.5%	0.5%

Total operating expenses	31.4%	26.1%

Operating (loss) income	(2.6%)	3.1%
Interest income	3.0%	1.9%

Income before income taxes	0.4%	5.0%
Benefit (provision) for income taxes	0.5%	(1.7%)

Net income	0.9%	3.3%

Three Months ended December 30, 2006 compared to the Three Months ended December 31, 2005
Net Sales
The following table shows our net sales by our two business segments and the markets they serve (in thousands, except percentages):

	Three Months Ended
	December 30,	December 31,
	2006	2005
Microelectronic Segment
Military/Industrial market	$9,343	$9,005
Commercial market	2,710	4,883

	12,053	13,888

Display Segment
Military/Industrial market	2,418	2,788
Commercial market	7,549	8,204

	9,967	10,992

Total	$22,020	$24,880

Microelectronic Segment
Military/Industrial market	43%	36%
Commercial market	12%	20%

	55%	56%

Display Segment
Military/Industrial market	11%	11%
Commercial market	34%	33%

	45%	44%

Total	100%	100%

Net sales were $22.0 million for the three months ended December 30, 2006, a decrease of approximately $2.9 million, or 12%, from $24.9 million for the three months ended December, 31, 2005.
Military/industrial sales in the microelectronic segment were approximately $9.3 million for the three months ended December 30, 2006, an increase of $0.3 million, or 4%, from $9.0 million for the three months ended December 31, 2005. The increase is primarily due to the timing of customer requirements. We expect fiscal 2007 sales to be consistent with fiscal 2006.
Commercial sales in the microelectronic segment were approximately $2.7 million for the three months ended December 30, 2006, a decrease of $2.2 million, or 45%, from $4.9 million for the three months ended December 31, 2005. Approximately $1.5 million of the decrease is due to the softness in the high-end server business and the resulting lower demand of product. We began to experience the decrease in the second half of fiscal 2006 and expect this trend to continue. We also experienced decreased demand for a customer’s hotel industry supplier for their entertainment systems due to the timing of their orders.
Military/industrial sales in the display segment were approximately $2.4 million for the quarter ended December 30, 2006, a decrease of $0.4 million, or 13%, from $2.8 million for the quarter ended December 31, 2005. We expect sales to increase over fiscal 2006 due to the increase of new orders received during the current fiscal quarter.
Commercial sales in the display segment were approximately $7.5 million for the three months ended December 30, 2006, a decrease of $0.7 million, or 8%, from $8.2 million for the three months ended December 31, 2005. The decrease was primarily due to more products in our appliance industry reaching their end of life and a decrease in customer requirements. We expect sales of the tablet PC and Max-Vu™ technology products to increase in the second half of fiscal 2007 as the material constraints of our glass supplier ease, allowing us to ship out significant order backlog.
During the three months ended December 30, 2006, no one customer accounted for more than 10% of total net sales. However, Twin-Star Electronic Technology and Arrow Electronics both accounted for approximately $1.3 million, or 10% of microelectronic segment net sales, while Motion Computing and General Electric accounted for approximately $1.4 million and $1.1 million, or 14% and 11%, respectively, of display segment net sales.
During the three months ended December 31, 2005, no one customer accounted for more than 10% of total net sales. However, Unisys Corporation and L3 Communications accounted for approximately $1.9 million and $1.7 million, or 13% and 12%, respectively, of microelectronic segment net sales, while Whirlpool Corporation accounted for approximately $1.2 million, or 11%, of display segment net sales.
The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, sales of our membrane keypad products, which totaled approximately $3.3 million for three months ended December 30, 2006, are subject to seasonal fluctuations relating to increased home appliance sales in the spring and fall. Historically, military sales, which totaled approximately $11.8 million for the three months ended December 30, 2006, have been strongest during our fiscal fourth quarter.
Gross Profit
The following table illustrates our two segments’ gross margin percentages by the markets they serve:

	Three Months Ended
	December 30,	December 31,
	2006	2005
Microelectronic Segment
Military/Industrial market	49%	41%
Commercial market	3%	21%

Microelectronic Segment Total	39%	34%

Display Segment
Military/Industrial market	35%	44%
Commercial market	10%	15%

Display Segment Total	17%	23%

Company Total	29%	29%
Gross profit was approximately $6.3 million for the three months ended December 30, 2006, a decrease of $1.0 million, or 14%, from $7.3 million for the three months ended December 31, 2005. For the three months ended December 30, 2006, gross margin as a percentage of total net sales was approximately 29%, consistent with the three months ended December 31, 2005.
Gross profit for the microelectronic segment was approximately $4.6 million for the three months ended December 30, 2006, a decrease of $0.2 million, or 4%, from $4.8 million for the three months ended December 31, 2005. Gross margin as a percentage of microelectronic segment net sales was approximately 39% for the three months ended December 30, 2006, as compared to 34% for the three months ended December 31, 2005. The $0.2 million decrease in microelectronic segment gross profit was caused by an increase of $0.8 million in our military products gross profit which was more than offset by a decrease of $1.0 million in our commercial products gross profit. The increase in gross profit for our military products was primarily the result of higher margin product mix. The decrease in our commercial products gross profit was primarily the result of lower sales, a lower margin product mix and underabsorbed overhead.

Gross profit for the display segment was approximately $1.7 million for the three months ended December 30, 2006, a decrease of $0.8 million, or 32%, from $2.5 million for the three months ended December 31, 2005. Gross margin as a percentage of display segment net sales was approximately 17% for the three months ended December 30, 2006, as compared to 23% for the three months ended December 31, 2005. The $0.8 million decrease in display segment gross profit was caused by a decrease of $0.3 million in our military products gross profit, and a decrease of $0.5 million in our commercial products gross profit. The decrease in gross profit for our military products was primarily the result of a lower margin product mix. The decrease in gross profit for our commercial products was primarily the result of lower sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were approximately $5.2 million for the three months ended December 30, 2006, an increase of $0.5 million, or 10%, from $4.7 million for the three months ended December 31, 2005. The increase was entirely due to an increase in selling expenses of $0.5 million, as general and administrative expenses were flat. Selling expenses primarily increased due to the hiring of additional sales executives to support the long term growth of the organization.
Selling, general and administrative expenses as a percentage of net sales increased to 24% for the three months ended December 30, 2006 from 19% for the three months ended December 31, 2005 primarily due to decreased sales. Due to the continued compliance requirements related to the Sarbanes-Oxley Act and the expense related to the adoption of SFAS 123(R), we expect selling, general and administrative expenses to average between 16% and 18% in the future.
Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were approximately $1.6 million for the three months ended December 30, 2006, a decrease of $0.1 million, or 4%, from $1.7 million for the three months ended December 31, 2005. The decrease was primarily attributable to a slight decline in expenditures for our tablet personal computer technologies. We are committed to research and development of new and existing products and expect research and development expenses to average approximately 5% to 6% of net sales in the future.
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
Amortization of Intangible Assets
Intangible asset amortization for the three months ended December 30, 2006 totaled approximately $0.1 million, consistent with the quarter ended December 31, 2005, entirely related to intangible assets acquired from IDS.
Interest Income
Interest income consists of interest earned on our cash balances invested primarily in a money market account. Interest income was approximately $0.7 million for three months ended December 30, 2006, an increase of $0.2 million, or 41%, from $0.5 million for the three months ended December 31, 2005. This increase was attributable to growth in invested balances between periods, primarily as a result of the reinvestment of cash flows from operations, and a rise in interest rates.

Income Taxes
We recorded an income tax benefit totaling $0.1 million for the three months ended December 30, 2006 compared to income tax expense of $0.4 million for the three months ended December 31, 2005, primarily as a result of lower earnings and a lower effective tax rate. The Company’s effective tax rate approximated (132%) for the three months ended December 30, 2006 and 34% for the three months ended December 31, 2005. The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to the incremental impact of state income taxes offset by reductions for foreign sales exclusions, a new manufacturers’ deduction and research and experimentation tax credits currently available for federal income tax purposes. The unfavorable effect on our rate of the partial phasing out of federal foreign sales exclusions was offset by the phasing in of a new manufacturing deduction.
The decrease in the effective rate for the first quarter of fiscal 2007 when compared to the first quarter of 2006 is primarily due to changes in the tax law related to the research and development credit. Due to the provisions of SFAS No. 109, we recorded a benefit in the first quarter of fiscal 2007 of $150,000 for the reinstatement of the research and development credit back to January 1, 2006. The research and development credit expired December 31, 2005. Congress passed a bill in December 2006 reinstating the credit back to January 1, 2006. We expect our effective tax rate to be approximately 33% for fiscal 2007.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
Liquidity and Capital Resources
Cash and cash equivalents as of December 30, 2006 totaled approximately $55.3 million. During the three months ended December 30, 2006, cash provided by operating activities was approximately $4.7 million compared to cash used of $0.8 million in the prior year period. Payments for the repurchase of stock, income taxes and investment in inventory were the primary uses of cash during the quarter. Depreciation and amortization totaled approximately $1.0 million for both the current year and prior year periods. We expect depreciation and amortization to remain consistent over the next few quarters.
Purchases of property, plant and equipment during the three months ended December 30, 2006 totaled approximately $0.6 million, with $0.1 million remaining in accounts payable at quarter-end. The purchases included $0.5 million for our microelectronic manufacturing facilities and $0.1 million for our display and interface manufacturing facilities.
In connection with the decision to consolidate our two Phoenix locations (headquarters and Flower Street), we entered into a ten-year operating lease for the expanded headquarters/microelectronics building in fiscal 2005. The project and the consolidation were completed in the second quarter of fiscal 2006 and we incurred approximately $4.1 million in improvements. We also put the Flower Street land and building in Phoenix on the market. We expect proceeds from the sale of the land and building to exceed our net book value of approximately $1.9 million as of December 30, 2006; however, we do not expect any ultimate gain or loss to have a material impact on our consolidated results of operations.
Accounts receivable decreased approximately $4.7 million from the fiscal year ended September 30, 2006, primarily due to an overall net sales decrease of $7.7 million from the quarter ended September 30, 2006. Days sales outstanding at December 30, 2006 were approximately 59 days compared to 64 days at September 30, 2006. Our days sales outstanding typically approximates 62 days.
Inventories increased approximately $1.9 million from the end of fiscal 2006. Inventory of approximately $21.3 million as of December 30, 2006 represented 124 days of inventory on hand, more than the 94 days on hand at September 30, 2006. The levels of inventory fluctuate based on changes in expected production requirements, the fulfillment of orders and availability of raw materials. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to buy larger amounts of inventory per purchase and hold it for longer periods of time. This trend may increase our days of inventory on hand. We expect to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our cash balances and operating cash flows.
Prepaid expenses and other current assets increased approximately $1.0 million from the end of fiscal 2006. This increase was primarily due to prepayment of income taxes and insurance.
Accounts payable as of December 30, 2006 increased by approximately $1.1 million from the end of fiscal 2006, primarily related to our increase in inventory.
Deferred revenue at December 30, 2006 was approximately $2.6 million, an increase of $0.6 million from $2.0 million at the end of fiscal 2006.
Accrued salaries and benefits were approximately $0.2 million higher at December 30, 2006 compared to the end of fiscal 2006 due to accrued payroll and benefits resulting from the timing of payments and higher vacation/sick balances partially offset by the payment of accrued compensation. Other accrued expenses were approximately $0.1 million lower at December 30, 2006 compared to the end of fiscal 2006 primarily due to lower accrued accounting costs.
On June 19, 2006, our Board of Directors authorized a stock repurchase program pursuant to which up to 5%, or 1,231,108 shares, of our outstanding common stock may be repurchased from time to time. The duration of the repurchase program was open-ended and was implemented through a Rule 10b5-1 Stock Purchase Plan. Under the program, we could purchase shares of common stock through the open market on a daily basis at prices equal to or less than $5.50 per share without further approval by the Board. The timing and amount of repurchase transactions under this program depended on market conditions and corporate and regulatory considerations. As of December 30, 2006, we had completed the program as we had purchased all 1,231,108 shares of our common stock authorized for repurchase under the program for a total cost of approximately $6.4 million. On February 3, 2007, the Board of Directors authorized the repurchase of up to an additional 5% of the Company’s outstanding common stock. Repurchases will not be made until a new Rule 10b5-1 Plan is in effect. In addition, no purchase may be made at a price in excess of $5.50 per share.
We have a $12.0 million revolving line of credit with JPMorgan Chase Bank, N.A. Borrowings under the line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” The line of credit will expire March 31, 2007. We are currently negotiating the terms and conditions of a new credit facility with JPMorgan Chase Bank, N.A. We are in compliance with all debt covenant requirements contained in our line of credit agreement. As of December 30, 2006, there were no borrowings against the line of credit, and we have not borrowed against the line of credit since April 2003.
We believe that our existing sources of liquidity, including expected cash flows from operating activities, existing cash balances, and existing credit facilities will satisfy our expected cash requirements for at least the next twelve months.

Contractual Obligations
We have entered into certain long-term contractual obligations that will require various payments over future periods as follows (in thousands):

	Payments due by Period as of December 30, 2006
	(In thousands)
		Less than			After
	Total	1 year	1 - 3 years	4 - 5 years	5 years

Operating leases	$9,826	$1,570	$3,075	$1,820	$3,361
Pension funding (1)	—	—	—	—	—

Total Contractual Cash Obligations	$9,826	$1,570	$3,075	$1,820	$3,361

(1)	We are committed to meeting the annual minimum funding requirements relating to our pension plan, which covers approximately 31 employees at our Fort Wayne facility. There were no contributions to the pension plan in the first quarter of fiscal 2007. The Company does not expect minimum funding requirements to be material. The Company may also make contributions to the pension fund in excess of the minimum funding requirements during any year.
Contingencies
See Part II, Item 1, “Legal Proceedings” for an update on our current contingencies.
Recently Enacted Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of errors. SFAS No. 154 was effective for our current fiscal year beginning October 1, 2006. Although we have no current application for this statement, the adoption of this statement may affect our future results of operations, financial condition or cash flows.
In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 will be effective for our fiscal year 2008 beginning September 30, 2007. We are currently evaluating the impact FIN No. 48 will have on our financial condition and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 will be effective for our fiscal year 2009 beginning September 28, 2008. We are currently evaluating SFAS No. 157 and it is not expected to have a material impact on our financial condition or results of operations; however, additional disclosures may be required regarding the inputs used to develop the measurements and the effect of certain of the measurements on changes in net assets from period to period.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end, with limited exceptions. SFAS No. 158 will be effective for our current fiscal year ending September 29, 2007. We are currently evaluating the impact SFAS No. 158 will have on our financial condition and results of operations.
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that we are not generally subject to any material forms of market risk, such as foreign currency exchange risk (our sales to foreign customers and purchases from foreign suppliers are denominated in U.S. dollars) or commodity price risk.
We may, in the future, be subject to certain risk as a result of our revolving line of credit. In this regard, we may be specifically subject to changes in the “prime rate” based on Federal Reserve actions and fluctuations in the LIBOR. As of December 30, 2006, we had no borrowings on our revolving line of credit with JPMorgan Chase Bank, N.A. Should we borrow against the credit line, interest charged on these borrowings would be at the lower of the bank’s “prime rate” or the London Interbank Offered Rate (“LIBOR”) plus 1.5%. During the three months ended December 30, 2006, the bank’s “prime rate” remained at 8.25% and was 8.25% as of December 30, 2006. As of December 30, 2006, the LIBOR was approximately 5.31%. Should we begin borrowing against the credit line, quarterly interest expense (at 6.81%) would be approximately $17,025 for every $1.0 million borrowed. A hypothetical interest rate increase of 1% would increase interest expense by approximately $2,500 per $1.0 million borrowed on a quarterly basis. We believe that moderate interest rate increases will not have a material adverse impact on our consolidated results of operations or financial position.
ITEM 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the evaluation process.
We have evaluated, under the supervision and with the participation of management, including our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our CEO and CFO concluded that as of December 30, 2006 our disclosure controls and procedures were effective in ensuring that information that is required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management has also concluded that our disclosure controls are designed to reasonably assure such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Furthermore, our disclosure controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1 LEGAL PROCEEDINGS
On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors (the “Defendants”). The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint was filed on or about February 14, 2005. The Defendants’ motions to dismiss the consolidated complaint were granted on February 14, 2006. The plaintiffs filed an amended complaint on April 17, 2006 (the “Complaint”). Like the dismissed complaint, the new Complaint alleged, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, and issued a misleading registration statement and prospectus in connection with the Company’s July 2003 secondary offering. The Complaint sought unspecified monetary damages. Defendants filed a motion to dismiss the new Complaint in June 2006. While Defendants’ motions were pending, the parties reached an agreement to settle the lawsuit. Pursuant to the terms of the agreement, the Company’s insurance carrier will pay the entire $5.7 million settlement amount (of which at least $0.7 million will come from the derivative settlement agreement described below). The Court granted preliminary approval of the settlement agreement on December 16, 2006. The members of the settlement class will be notified of the settlement, and allowed an opportunity to object before the Court grants final approval of the agreement. The Court has scheduled a hearing on May 7, 2007, at which time it will consider whether the agreement should receive final approval. The Company has recorded a liability in its financial statements for the proposed amount of the settlement of $5.7 million. In addition, because the insurance carrier has agreed to pay the entire $5.7 million settlement and recovery from the insurance carrier is probable, a receivable has also been recorded for the same amount. Accordingly, there is no impact to the Company’s statements of operations or cash flows because the amounts of the settlement and the insurance recovery fully offset each other.
On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company was also named as a nominal defendant in both actions. The complaints alleged that between January 2003 and the date the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints alleged claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment, and sought unspecified damages, equitable relief, and restitution against the individual defendants. On June 7, 2005, the Court dismissed Mr. Dodt’s action and on June 15, 2005, the Court dismissed Mr. Christ’s action. Mr. Dodt appealed the dismissal of his complaint. Mr. Dodt filed an appellate brief in June 2006. The Company’s response to Mr. Dodt’s brief was filed on July 28, 2006. While plaintiff’s appeal was pending, the parties reached an agreement to settle the lawsuit. Pursuant to the terms of the agreement, the Company’s insurance carrier would pay the entire $0.3 million settlement amount (total amount of the settlement is $1.0 million; $0.7 million of which will be used to fund a portion of the $5.7 million class action settlement described above). The Court granted preliminary approval of the settlement agreement on January 26, 2007. Notice will be issued, and shareholders will be allowed an opportunity to object before the Court grants final approval of the agreement. The Court has scheduled a hearing on May 7, 2007, at which time it will consider whether the agreement should receive final approval. The Company has recorded a liability in its financial statements for the amount of the settlement. In addition, because the insurance carrier has agreed to pay the entire $0.3 million settlement and recovery from the insurance carrier is probable, a receivable has also been recorded for the same amount. Accordingly, there is no impact to the Company’s statements of operations or cash flows because the amounts of the settlement and the insurance recovery fully offset each other.
In addition, from time to time, the Company is subject to claims and litigation incident to its business. There are currently no such pending proceedings to which the Company is a party that the Company believes will have a material adverse effect on the Company’s consolidated results of operations, liquidity, or financial condition.

ITEM 1A RISK FACTORS
We refer you to “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ending September 30, 2006, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the sub-section entitled “Note Regarding Forward-looking Statements and Associated Risks” in Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) of this quarterly report on Form 10-Q. MD&A and the consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Below we set forth material updates to the risk factors contained in “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K:
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
For instance, government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress typically appropriates funds for a given program on a fiscal-year basis, even though contract performance may take more than one year. As a result, at the beginning of a major program, a contract is typically only partially funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations available for future fiscal years.
While we had consistent bookings in fiscal 2006 and strong bookings for the first quarter of fiscal 2007, no assurances can be given that this trend will continue going forward. We believe that because of the unexpected length and cost of the war in Iraq and as part of a broad overhaul of U.S. priorities, funds for weapons and equipment have been reallocated away from high technology programs to areas that we do not supply, such as personnel and infrastructure in support of the war’s operations. In addition, the United States defense industry is moving toward the purchase of commercial off-the-shelf products rather than those designed and manufactured to higher military specifications. To the extent that our products are substituted with commercial off-the-shelf products, our operations would suffer. Even if military spending continues to increase, these shifts in military spending would also negatively affect our sales and profits. In addition, we obtain many U.S. government contracts and subcontract through the process of competitive bidding. We may not be successful in having our bids accepted. Ultimately, our sales and profit connected to military spending and defense-related companies are subject to many factors that are beyond our control and trends and events that are difficult to predict.
We have a concentrated customer base and, as a result, our net sales could decline significantly if we lose a major customer.
A large portion of our net sales has been derived from sales to a small number of our customers. Our five largest customers accounted for approximately 26% of our net sales in the first quarter of fiscal 2007 and approximately 28% of our net sales in fiscal 2006. Our customers are not subject to any minimum purchase requirements and can discontinue the purchase of our products at any time. In the event one or more of our major customers reduces, delays or cancels orders with us, and we are not able to sell our services and products to new customers at comparable levels, our net sales could decline significantly. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our results of operations.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On June 19, 2006, the Company’s Board of Directors authorized a stock repurchase program pursuant to which up to 5%, or 1,231,108 shares, of its outstanding common stock may be repurchased from time to time. The duration of the repurchase program was open-ended and was being implemented through a Rule 10b5-1 Stock Purchase Plan. Under the program, the Company could purchase shares of common stock through the open market on a daily basis at prices equal to or less than $5.50 per share, without further approval by the Board. The timing and amount of repurchase transactions under this program depended on market conditions and corporate and regulatory considerations. The purchases must be funded from available cash balances. As of December 30, 2006, 1,231,108 shares had been purchased and the program has ended.
Purchases during the first quarter of fiscal 2007 were as follows:

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Plan	Plan
October 1, 2006 - October 28, 2006	412,971	$5.02	412,971	576,992
October 29, 2006 - November 25, 2006	268,453	$5.12	268,453	308,539
November 26, 2006 - December 30, 2006	308,539	$5.49	308,539	—

Total	989,963	$5.19	989,963

ITEM 5 OTHER INFORMATION
On February 3, 2007, the Board of Directors authorized the repurchase of up to an additional 5% of the Company’s outstanding common stock. Repurchases will not be made until a new Rule 10b5-1 Plan is in effect. In addition, no purchase may be made at a price in excess of $5.50 per share.

ITEM 6 EXHIBITS
Exhibits
2.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998).

2.2	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4 filed on June 11, 1998, Registration No. 333-56565).

2.3	Second amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

2.4	Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp., and Interface Data, Systems, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 24, 2003).

2.5	Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P. (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2001).

2.6*	Agreement and Plan of Merger dated September 26, 2006, by and between Interface Data Systems, Inc. and White Electronic Designs Corporation.

3.1	Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed on December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-3 filed on June 2, 2003).

4.1	Shareholder Rights Agreement, effective December 6, 1996 (incorporated herein by reference to Exhibit 5(b) on Form 8-K, filed on December 19, 1996).

4.2	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

4.3	Amendment No. 2 to Rights Agreement, effective December 5, 2006 (incorporated herein by reference to Exhibit 4.3 of Form 10-K filed on December 14, 2006).

10.1	Amendment effective December 11, 2006 to JPMorgan Chase Bank, N.A. Loan and Security Agreement, dated January 7, 2000 (incorporated herein by reference to Exhibit 10.14 of Form 10-K filed on December 14, 2006).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes- Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

/s/ Hamid R. Shokrgozar

Hamid R. Shokrgozar
President and Chief Executive Officer

/s/ Roger A. Derse

Roger A. Derse
Vice President and Chief Financial Officer

Dated: February 8, 2007

EXHIBIT INDEX
2.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 to the current Report on Form 8-K filed on May 6, 1998).

2.2	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A to the Registration Statement on Form S-4 filed on June 11, 1998, Registration No. 333-56565).

2.3	Second amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B to the Registration Statement on Form S-4, filed on September 2, 1998, Registration No. 333-56565).

2.4	Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp., and Interface Data, Systems, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 24, 2003).

2.5	Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P. (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2001).

2.6*	Agreement and Plan of Merger dated September 26, 2006, by and between Interface Data Systems, Inc. and White Electronic Designs Corporation.

3.1	Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed on December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-3 filed on June 2, 2003).

4.1	Shareholder Rights Agreement, effective December 6, 1996 (incorporated herein by reference to Exhibit 5(b) on Form 8-K, filed on December 19, 1996).

4.2	Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on June 11, 1998, Registration No. 333-56565).

4.3	Amendment No. 2 to Rights Agreement, effective December 5, 2006 (incorporated herein by reference to Exhibit 4.3 of Form 10-K filed on December 14, 2006).

10.1	Amendment effective December 11, 2006 to JPMorgan Chase Bank, N.A. Loan and Security Agreement, dated January 7, 2000 (incorporated herein by reference to Exhibit 10.14 of Form 10-K filed on December 14, 2006).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes- Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.