Form 10-Q
period 2007-03-31
WHITE ELECTRONIC DESIGNS CORP
filed 2007-05-10
CIK 13606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ________.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock on May 8, 2007 was approximately 23,564,854.

WHITE ELECTRONIC DESIGNS CORPORATION
AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	September 30,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$47,147	$55,829
Accounts receivable, less allowance for doubtful accounts of $245 and $256	19,210	19,020
Inventories	27,148	19,401
Assets held for sale	2,029	1,924
Prepaid expenses and other current assets	7,171	6,512
Deferred income taxes	4,797	4,323

Total Current Assets	107,502	107,009
Property, plant and equipment, net	12,797	13,367
Goodwill	5,306	5,306
Intangible assets, net	4,372	4,609
Other assets	218	217

Total Assets	$130,195	$130,508

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,085	$5,794
Accrued salaries and benefits	1,776	2,043
Other accrued expenses	8,017	7,635
Deferred revenue	2,465	1,961

Total Current Liabilities	20,343	17,433
Accrued long-term pension liability	303	303
Deferred income taxes	902	1,197
Other long-term liabilities	1,488	1,395

Total Liabilities	23,036	20,328

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 24,808,154 and 24,666,390 shares issued	2,481	2,467
Treasury stock, 1,275,550 and 285,587 shares, at par	(128)	(29)
Additional paid-in capital	86,328	90,637
Retained earnings	18,515	17,142
Accumulated other comprehensive loss	(37)	(37)

Total Shareholders’ Equity	107,159	110,180

Total Liabilities and Shareholders’ Equity	$130,195	$130,508

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Net sales	$27,232	$27,380	$49,252	$52,259
Cost of sales	18,822	18,412	34,499	36,023

Gross profit	8,410	8,968	14,753	16,236

Operating expenses:
Selling, general and administrative	5,376	5,008	10,575	9,729
Research and development	1,899	1,742	3,487	3,399
Amortization of intangible assets	118	119	237	238

Total operating expenses	7,393	6,869	14,299	13,366

Operating income	1,017	2,099	454	2,870
Interest income	651	498	1,302	959

Income before income taxes	1,668	2,597	1,756	3,829
Provision for income taxes	(499)	(881)	(383)	(1,302)

Net income	1,169	1,716	1,373	2,527

Earnings per share — basic	$0.05	$0.07	$0.06	$0.10

Earnings per share — diluted	$0.05	$0.07	$0.06	$0.10

Weighted average number of common shares and equivalents:
Basic	23,516,502	24,516,922	23,668,611	24,501,341
Diluted	23,959,578	25,027,801	24,174,099	25,067,956

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	March 31,	April 1,
	2007	2006
OPERATING ACTIVITIES:
Net income	$1,373	$2,527
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,984	1,979
Deferred income tax	(769)	(201)
Loss (gain) on disposition of property, plant, and equipment	51	(22)
Stock-based compensation expense related to employee stock awards	212	229
Tax benefit related to exercise of stock awards	154	93
Excess tax benefits from stock-based compensation	(10)	(57)
Net changes in balance sheet accounts:
Accounts receivable	(190)	1,475
Inventories	(7,747)	(1,201)
Prepaid expenses and other current assets	(659)	(407)
Other assets	(1)	1
Accounts payable	2,024	(960)
Accrued expenses and deferred revenue	619	(1,598)
Other long-term liabilities	93	61

Net cash (used in) provided by operating activities	(2,866)	1,919

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(1,066)	(2,732)
Proceeds from disposition of property, plant and equipment	—	153

Net cash (used in) investing activities	(1,066)	(2,579)

FINANCING ACTIVITIES:
Common stock issued for exercise of options and warrants	383	303
Repurchase of common stock	(5,143)	—
Excess tax benefits from stock-based compensation	10	57

Net cash (used in) provided by financing activities	(4,750)	360

Net change in cash and cash equivalents	(8,682)	(300)
Cash and cash equivalents at beginning of period	55,829	51,008

Cash and cash equivalents at end of period	$47,147	$50,708

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Acquisition of property, plant and equipment in accounts payable	$267	$146

The accompanying notes are an integral part of these financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. INTERIM FINANCIAL INFORMATION
The consolidated balance sheet as of March 31, 2007, the consolidated statements of operations for the three and six months ended March 31, 2007 and April 1, 2006, and the consolidated statements of cash flows for the six months ended March 31, 2007 and April 1, 2006 have been prepared by the Company and are unaudited. The consolidated balance sheet as of September 30, 2006 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2006. The Company’s fiscal year end is the Saturday nearest to September 30th.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as net sales and expenses reported for the periods presented. The most significant estimates relate to revenue recognition, inventory obsolescence, bad debts, long-lived assets, stock-based compensation and income taxes. The Company regularly assesses these estimates and, while actual results may differ, management believes that the estimates are reasonable.
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
In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2007			April 1, 2006
	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net Income	$1,169,000			$1,716,000
Basic EPS
Earnings available to common shareholders	$1,169,000	23,516,502	$0.05	$1,716,000	24,516,922	$0.07

Effects of Dilutive Securities

Dilutive effect of stock options		443,076			510,879
Dilutive EPS
Earnings available to common shareholders	$1,169,000	23,959,578	$0.05	$1,716,000	25,027,801	$0.07

     Options excluded from the calculation of diluted earnings per share were 797,757 and 846,959 for the three months ended March 31, 2007 and April 1, 2006, respectively, as the exercise price was greater than the average share price for the period.

	Six Months Ended
	March 31, 2007			April 1, 2006
	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net Income	$1,373,000			$2,527,000
Basic EPS
Earnings available to common shareholders	$1,373,000	23,668,611	$0.06	$2,527,000	24,501,341	$0.10

Effects of Dilutive Securities

Dilutive effect of stock options		505,488			566,615
Dilutive EPS
Earnings available to common shareholders	$1,373,000	24,174,099	$0.06	$2,527,000	25,067,956	$0.10

      Options excluded from the calculation of diluted earnings per share were 818,332 and 856,959 for the six months ended March 31, 2007 and April 1, 2006, respectively, as the exercise price was greater than the average share price for the period.
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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
financial reporting purposes) be reflected as financing cash inflows instead of operating cash inflows on our consolidated statements of cash flows.
For the three and six months ended March 31, 2007, the Company recorded compensation expense of $103,000 and $212,000, respectively, and cash flows from financing activities of $10,000, which reduced cash flows from operating activities by the same amount. For the three and six months ended April 1, 2006, the Company recorded compensation expense of $116,000 and $229,000, respectively, and cash flows from financing activities of $54,000 and $57,000, respectively, which reduced cash flows from operating activities by the same amount. The compensation cost for share-based payment awards is included in selling, general and administrative expenses on our consolidated statements of operations.
A summary of the Company’s stock option activity for the three months ended March 31, 2007 follows (in thousands, except per share amounts):

		Options Outstanding
			Weighted Average
	Options Available	Options	Exercise Price
	for Grant	Outstanding	Per Share
As of December 30, 2006	863	2,253	$4.81
Granted	(2)	2	6.76
Exercised	—	(9)	2.51
Expired	—	—	—
Forfeited	—	—	—

As of March 31, 2007	861	2,246	$4.82

Weighted average fair value of all options granted during the period			$3.50
A summary of the Company’s stock option activity for the six months ended March 31, 2007 follows (in thousands, except per share amounts):

		Options Outstanding
			Weighted Average
	Options Available	Options	Exercise Price
	for Grant	Outstanding	Per Share
As of September 30, 2006	882	2,235	$4.80
Granted	(27)	27	5.61
Exercised	—	(10)	2.75
Expired	1	(1)	6.48
Forfeited	5	(5)	4.70

As of March 31, 2007	861	2,246	$4.82

Weighted average fair value of all options granted during the period			$2.95
The total pretax intrinsic value of options exercised during the three and six months ended March 31, 2007 was approximately $31,000 and $34,000, respectively.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2007 (in thousands, except years and per share amounts):

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-	Weighted-
		Average	Average			Average	Average
		Remaining	Exercise	Aggregate		Remaining	Exercise	Aggregate
Range of	Number	Contractual	Price per	Intrinsic	Number	Contractual	Price per	Intrinsic
Exercise Prices	Outstanding	Life (in Years)	Share	Value	Exercisable	Life (in Years)	Share	Value
0.0000 - 1.6000	252	1.66	$1.13		252		$1.13
1.6001 - 3.2000	379	2.35	2.64		379		2.64
3.2001 - 4.8000	578	5.00	3.96		488		3.83
4.8001 - 6.4000	340	7.56	5.54		194		5.89
6.4001 - 8.0000	517	6.20	6.98		515		6.98
8.0001 - 9.6000	87	6.09	8.67		87		8.67
9.6001 - 11.2000	81	3.56	10.59		81		10.59
11.2001 - 12.8000	12	6.41	12.19		12		12.19

	2,246	4.84	$4.82	$4,910	2,008	4.32	$4.81	$4,502

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $6.66 on March 30, 2007, the last day of trading for the fiscal quarter, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date. The total number of in-the-money options exercisable as of March 31, 2007 was approximately 1,552,000. As of September 30, 2006, approximately 1,985,000 outstanding options were exercisable, and the weighted average exercise price was $4.77.
As of March 31, 2007, total compensation cost related to unvested stock options not yet recognized was approximately $0.5 million, which is expected to be recognized over the next four years.
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
The fair value of each option granted during the period was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,	April 1,
	2007	2006
Weighted average expected stock price volatility	53%	60%
Weighted average expected option life (years)	5.27	5.08
Risk-free interest rate	4.51%	4.78%
Expected dividends	—	—
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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock
Effective March 24, 2006, the White Electronic Designs Corporation 2006 Director Restricted Stock Plan was approved by the shareholders. Under this plan, non-employee directors receive an annual grant of 7,500 shares at the Annual Meeting that vest ratably over a three year period. The Company values these shares using the intrinsic method. The 37,500 shares granted on March 7, 2007 were valued at $6.76 per share, the closing price of the stock on the date of grant. The 37,500 shares granted on March 24, 2006 were valued at $5.81 per share, the closing price of the stock on the date of grant.
The following table summarizes restricted stock unit activity for the three months ended March 31, 2007 (in thousands, except per share amounts):

	Number of	Weighted-
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Outstanding on December 30, 2006	38	$5.81
Granted	38	6.76
Vested	(13)	5.81
Forfeited	—	—

Outstanding on March 31, 2007	63	$6.38

The following table summarizes restricted stock unit activity for the six months ended March 31, 2007 (in thousands, except per share amounts):

	Number of	Weighted-
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Outstanding on September 30, 2006	38	$5.81
Granted	38	6.76
Vested	(13)	5.81
Forfeited	—	—

Outstanding on March 31, 2007	63	$6.38

As of March 31, 2007, there was $0.4 million pre-tax of total restricted stock unit compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over the next three years.
4. INVENTORIES
Inventories consisted of the following (in thousands):

	March 31,	September 30,
	2007	2006
Raw materials	$16,653	$11,482
Work-in-process	7,067	4,971
Finished goods	3,428	2,948

Total inventories	$27,148	$19,401

Raw materials included approximately $2.0 million at March 31, 2007 and $1.5 million at September 30, 2006 for which the Company had received advance payment from the customer. These advance payments are recorded as deferred revenue until the finished goods are delivered.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. ASSETS HELD FOR SALE
Assets held for sale consisted of the following (in thousands):

	March 31,	September 30,
	2007	2006
Land	$300	$300
Building and improvements	1,729	1,624

Total assets held for sale	$2,029	$1,924

The Company has land and a building in Phoenix, Arizona on the market as a result of the consolidation of the microelectronic segment and the relocation of the employees to the headquarters facility. The net book value of the land and building is presented as assets held for sale and depreciation of the building was discontinued in the second quarter of fiscal 2006. During the second quarter of fiscal 2007, the building was vandalized. The Company has replacement cost insurance on the building. All insurance proceeds and repair costs will be recorded in the respective building and improvement accounts.
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	September 30,
	2007	2006
Litigation insurance receivable (Note 15)	$6,000	$6,000
Other	1,171	512

Total prepaid expenses and other current assets	$7,171	$6,512

7. INTANGIBLE ASSETS, NET
The Company’s acquired intangible assets, almost all of which are subject to amortization, consisted of the following (in thousands):

	Gross	Accumulated	Net
	Amount	Amortization	Amount
As of March 31, 2007
Customer relationships	$4,100	$(1,139)	$2,961
Existing technology	2,427	(1,260)	1,167
Other	1,244	(1,000)	244

Total intangible assets, net	$7,771	$(3,399)	$4,372

As of September 30, 2006
Customer relationships	$4,100	$(1,002)	$3,098
Existing technology	2,427	(1,160)	1,267
Other	1,244	(1,000)	244

Total intangible assets, net	$7,771	$(3,162)	$4,609

Net other intangible assets of $244,000 represent the Company’s intangible pension asset.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes in the carrying amount of acquired intangible assets during the six months ended March 31, 2007 were as follows (in thousands):

Balance as of September 30, 2006	$4,609
Amortization	(237)

Balance as of March 31, 2007	$4,372

Estimated Aggregate Future Amortization Expense:

Remaining six months of 2007	$237
2008	473
2009	473
2010	473
2011	473
Thereafter	1,999

$4,128

8. PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment consisted of the following (in thousands):

	March 31,	September 30,
	2007	2006
Land	$397	$397
Buildings and improvements	1,831	1,831
Machinery and equipment	17,557	17,461
Furniture and fixtures	4,544	4,163
Leasehold improvements	6,968	6,392
Construction in progress	751	678

Total, at cost	32,048	30,922
Less accumulated depreciation	(19,251)	(17,555)

Property, plant, and equipment, net	$12,797	$13,367

Depreciation expense was approximately $0.9 million for the three months ended March 31, 2007 and April 1, 2006. Depreciation expense was approximately $1.7 million for the six months ended March 31, 2007 and April 1, 2006.
9. OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following major categories (in thousands):

	March 31,	September 30,
	2007	2006
Accrued litigation settlement (Note 15)	$6,000	$6,000
Sales commissions	681	506
Warranty reserve	361	413
Other accruals	975	716

Total other accrued expenses	$8,017	$7,635

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company estimates potential warranty obligations for its products based on annual product sales and historical customer product return data. Based on this data, the Company records estimated warranty reserves and expense needed to account for the estimated cost of product returns.
The following table summarizes activity in the warranty reserve (in thousands):

	Six Months Ended
	March 31,	April 1,
	2007	2006
Warranty reserve, beginning of period	$413	$622
Provision for warranty claims	66	85
Warranty claims charged against the reserve	(118)	(103)

Warranty reserve, end of period	$361	$604

10. CREDIT FACILITY
On April 3, 2007, the Company entered into a $30.0 million revolving line of credit agreement with JPMorgan Chase Bank, N.A. Borrowings under the revolving line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” A commitment fee of 0.125% is charged on the unused portion of the line. The line expires on March 31, 2009. This agreement replaces the previous JPMorgan Chase Bank, N.A. Loan and Security Agreement which expired on March 31, 2007. The Company is in compliance with all debt covenant requirements contained in the revolving line of credit agreement. As of March 31, 2007, there were no borrowings against the revolving line of credit, and we have not borrowed against either of the revolving lines of credit since April 2003.
11. PENSION PLAN
The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. The following table summarizes the components of net periodic benefit cost recognized (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Service cost	$24	$28	$46	$56
Interest cost	57	57	103	114
Expected return on plan assets	(59)	(59)	(106)	(118)
Amortization of prior service cost	11	12	20	24

Total net periodic benefit cost	$33	$38	$63	$76

12. INCOME TAXES
The Company’s effective tax rate approximated 30% and 34% for the three months ended March 31, 2007 and April 1, 2006, respectively. The decrease in the effective rate is primarily due to changes in the tax law related to the research and development credit. The research and development credit expired December 31, 2005, so there was no benefit recorded for the second quarter of 2006. However, Congress passed a bill in December 2006 reinstating the credit. Therefore, the Company was able to record the benefit in the second quarter of fiscal 2007.
The Company’s effective tax rate approximated 22% and 34% for the six months ended March 31, 2007 and April 1, 2006, respectively. Due to Congress passing the bill in December 2006 reinstating the credit back to January 1, 2006 and the provisions of SFAS No. 109, we recorded a benefit in the first quarter of fiscal 2007 of $150,000 for the reinstatement of the research and development credit back to January 1, 2006, thereby reducing our fiscal 2007 tax rate.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13. FINANCIAL DATA BY BUSINESS SEGMENT
The Company has two business segments, each of which requires different design and manufacturing resources and generally serves customers in different markets. During the three and six months ended March 31, 2007, the microelectronic segment accounted for approximately 59% and 57%, respectively, of total Company net sales, while the display segment accounted for approximately 41% and 43%, respectively, of total Company net sales. During the three and six months ended April 1, 2006, the microelectronic segment accounted for approximately 61% and 58%, respectively, of total Company net sales, while the display segment accounted for approximately 39% and 42%, respectively, of total Company net sales.
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
During the three and six months ended March 31, 2007, no one customer accounted for more than 10% of total net sales. However, during the three months ended March 31, 2007, Arrow Electronics, Inc. and On Command Corporation both accounted for approximately 10% of microelectronic segment net sales, while Hewlett Packard Corporation accounted for approximately 21% of display segment net sales. During the six months ended March 31, 2007, Arrow Electronics, Inc. accounted for approximately 10% of microelectronic segment net sales, while Hewlett Packard Corporation, General Electric and Motion Computing accounted for approximately 14%, 10% and 10%, respectively, of display segment net sales.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
During the three months ended April 1, 2006, On Command Corporation accounted for approximately 11% of total net sales, however during the six months ended April 1, 2006, no one customer accounted for more than 10% of total net sales. During the three months ended April 1, 2006, On Command Corporation and L3 Communications accounted for approximately 17% and 13%, respectively, of microelectronic segment net sales, while Motion Computing and Whirlpool Corporation accounted for approximately 11% and 10%, respectively, of display segment net sales. During the six months ended April 1, 2006, L3 Communications, On Command Corporation and Unisys accounted for approximately 12%, 11% and 10%, respectively, of microelectronic segment net sales, while Motion Computing and Whirlpool Corporation each accounted for approximately 10% of display segment net sales.
A significant portion of the Company’s business activity in each segment is from contractors that have contracts with the United States Department of Defense. Military sales were approximately $13.5 million and $13.8 million for the quarters ended March 31, 2007 and April 1, 2006, respectively, and $25.2 million and $25.6 million for the first half of fiscal 2007 and 2006, respectively.
Foreign sales as a percentage of total net sales for the three months ended March 31, 2007 and April 1, 2006 were 31% and 20%, respectively. Foreign sales as a percentage of total net sales for the six months ended March 31, 2007 and April 1, 2006 were 30% and 22%, respectively.
A summary of net sales by geographic region follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
United States	$18,792	$21,970	$34,325	$40,573
Europe and Middle East	3,312	1,980	6,338	5,050
Asia Pacific	4,082	2,431	6,816	5,082
Other	1,046	999	1,773	1,554

Net sales	$27,232	$27,380	$49,252	$52,259

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
A summary of results of operations by business segment follows:

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Net sales
Microelectronic	$15,949	$16,622	$28,001	$30,510
Display	11,283	10,758	21,251	21,749

Total net sales	$27,232	$27,380	$49,252	$52,259

Income (loss) before tax
Microelectronic	$1,589	$3,030	$2,562	$4,382
Display	79	(433)	(806)	(553)

Total income before tax	$1,668	$2,597	$1,756	$3,829

Capital expenditures
Microelectronic	$616	$796	$1,086	$2,584
Display	146	225	247	294

Total capital expenditures	$762	$1,021	$1,333	$2,878

Depreciation and amortization
Microelectronic	$593	$594	$1,186	$1,111
Display	398	426	798	868

Total depreciation and amortization	$991	$1,020	$1,984	$1,979

	As of
	March 31,	September 30,
	2007	2006
Identifiable assets
Microelectronic	$43,393	$36,518
Display	28,380	27,622
General corporate	58,422	66,368

Total identifiable assets	$130,195	$130,508

14. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of errors. SFAS No. 154 was effective for the Company’s current fiscal year beginning October 1, 2006. Although the Company has no current application for this statement, the adoption of this statement may affect its future financial condition and results of operations.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end, with limited exceptions. SFAS No. 158 will be effective for the Company’s current fiscal year ending September 29, 2007. The Company has elected to adopt the provisions of this statement using the prospective transition method. The Company estimates that SFAS No. 158 will have an immaterial effect on its financial condition and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under this standard, entities are provided with an option to report selected financial assets and liabilities at fair value. Eligible financial instruments include, but are not limited to, held-to-maturity and available-for-sale investment securities, and financial liabilities (i.e., debt obligations). Entities are permitted to elect the fair value option on an instrument-by-instrument basis; once the election is made, it is irrevocable. SFAS No. 159 will be effective for the Company’s fiscal year 2009 beginning September 28, 2008. Early adoption is permitted as of the Company’s fiscal year 2008 beginning September 30, 2007, provided certain additional conditions are met. The Company is currently evaluating SFAS No. 159 and the impact it may have on its financial condition and results of operations.
15. COMMITMENTS AND CONTINGENCIES
Contingencies
On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al. (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors (the “Defendants”). The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint was filed on or about February 14, 2005. The Defendants’ motions to dismiss the consolidated complaint were granted on February 14, 2006. The plaintiffs filed an amended complaint on April 17, 2006 (the “Complaint”). Like the dismissed complaint, the new Complaint alleged, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, and issued a misleading registration statement and prospectus in connection with the Company’s July 2003 secondary offering. The Complaint sought unspecified monetary damages. Defendants filed a motion to dismiss the new Complaint in June 2006. While Defendants’ motions were pending, the parties reached an agreement to settle the lawsuit. Pursuant to the terms of the agreement, the Company’s insurance carrier will pay the entire $5.7 million settlement amount (of which at least $0.7 million will come from the derivative settlement agreement described below). The Court granted preliminary approval of the settlement agreement on December 16, 2006. The members of the settlement class were notified of the settlement and allowed an opportunity to object before the Court granted final approval of the settlement agreement. The Court held a hearing on May 7, 2007 at which time the Court granted final approval of the settlement, entered judgement and dismissed the lawsuit with prejudice. The Company has recorded a liability in its financial statements for the amount of the settlement of $5.7

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
million. In addition, because the insurance carrier has agreed to pay the entire $5.7 million settlement and recovery from the insurance carrier is probable, a receivable has also been recorded for the same amount. Accordingly, there is no impact to the Company’s statements of operations or cash flows because the amounts of the settlement and the insurance recovery fully offset each other.
On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company was also named as a nominal defendant in both actions. The complaints alleged that between January 2003 and the date the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints alleged claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment, and sought unspecified damages, equitable relief, and restitution against the individual defendants. On June 7, 2005, the Court dismissed Mr. Dodt’s action and on June 15, 2005, the Court dismissed Mr. Christ’s action. Mr. Dodt appealed the dismissal of his complaint. Mr. Dodt filed an appellate brief in June 2006. The Company’s response to Mr. Dodt’s brief was filed on July 28, 2006. While plaintiff’s appeal was pending, the parties reached an agreement to settle the lawsuit. Pursuant to the terms of the agreement, the Company’s insurance carrier would pay the entire $0.3 million settlement amount (total amount of the settlement is $1.0 million; $0.7 million of which will be used to fund a portion of the $5.7 million class action settlement described above). The Court granted preliminary approval of the settlement agreement on January 26, 2007. Notice was issued and shareholders were allowed an opportunity to object before the Court granted final approval of the agreement. The Court held a hearing on May 7, 2007, at which time it granted final approval of the settlement agreement. The Company has recorded a liability in its financial statements for the amount of the settlement. In addition, because the insurance carrier has agreed to pay the entire $0.3 million settlement and recovery from the insurance carrier is probable, a receivable has also been recorded for the same amount. Accordingly, there is no impact to the Company’s statements of operations or cash flows because the amounts of the settlement and the insurance recovery fully offset each other.
In addition, from time to time, the Company is subject to claims and litigation incident to its business. There are currently no such pending proceedings to which the Company is a party that the Company believes will have a material adverse effect on the Company’s consolidated results of operations, liquidity, or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion regarding the three and six month periods ended March 31, 2007 compared to the three and six month periods ended April 1, 2006 should be read in conjunction with our audited consolidated financial statements and related notes for the fiscal year ended September 30, 2006 included in our most recent Annual Report on Form 10-K.
Note Regarding Forward-Looking Statements and Associated Risks
This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” including financial projections regarding future events and our future results that are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995, as amended, provides a “safe harbor” for such forward-looking statements. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases regarding expectations, generally identify forward-looking statements.
We intend to qualify both our written or oral forward-looking statements made from time to time in connection with filings with the Securities and Exchange Commission or in public news releases for protection under the safe harbors discussed above. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they are based largely on management’s expectations and because they are estimates, such statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Form 10-Q, including those set forth in the Notes to the Unaudited Consolidated Financial Statements, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the sections entitled “Risk Factors” in this Form 10-Q and our most recent Annual Report on Form 10-K describe factors that could contribute to or cause actual results to differ materially from our expectations. Some factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, but are not limited to, the following:
•	the loss of one or more principal customers or delays or cancellations of orders due to the impact of adverse business conditions on one or more principle customers;

•	the failure of customers to accept our anti-tamper packaging or the development of improved anti-tamper packaging by competitors;

•	the failure to obtain Class K certification (high reliability military certification for space applications) in the anticipated timeframe;

•	the inability to procure required components and raw materials;

•	any downturn in the semiconductor, electronics, home appliance, telecommunications or other markets in which we operate, which could cause a decline in selling unit prices or volume;

•	reductions in military spending or changes in the acquisition requirements for military products;

•	the ability to locate appropriate acquisition candidates, negotiate an appropriate purchase price, and integrate into our business the people, operations, and products from acquired businesses;

•	the inability to develop, introduce and sell new products or the inability to develop new manufacturing technologies;

•	changes or restrictions in the practices, rules and regulations relating to sales in international markets; and

•	a negative outcome in our current litigation or additional litigation complaints.
In addition, new factors, other than those identified in this Form 10-Q or our most recent Annual Report on Form 10-K, may emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements. We do not undertake, and we specifically disclaim, any obligation to publicly update or revise any forward-looking statement contained in this Form 10-Q or in any document incorporated herein by reference, whether as a result of new information, future events or otherwise, except as required by applicable law.
Overview of Business
Through our two business segments, microelectronic and display, we design, develop and manufacture innovative components and systems for high technology products used in the military, industrial, and commercial markets. Our microelectronic solutions include advanced semiconductor and state of the art multi-chip packaging, as well as our proprietary process for applying anti-tamper protection to mission critical semiconductor components used in military applications. Our display solutions include enhanced flat panel display products, interface devices and electromechanical assemblies. Our customers, which include military prime contractors in the United States and Europe as well as commercial original equipment manufacturers (“OEMs”), outsource many of their microelectronic and display components and systems to us as a result of the combination of our design, development and manufacturing expertise.
Executive Summary
Our net sales for the quarter ended March 31, 2007 decreased approximately $0.2 million, to $27.2 million from $27.4 million for the quarter ended April 1, 2006. During the first six months of fiscal 2007, net sales decreased approximately $3.0 million to $49.3 million from $52.3 million during the first six months of fiscal 2006. Military sales decreased approximately $0.3 million for the three months ended March 31, 2007 when compared to the three months ended April 1, 2006. Military sales decreased approximately $0.3 million for the six months ended March 31, 2007 when compared to the six months ended April 1, 2006. The decreases were generally timing issues. Commercial sales increased approximately $0.1 million for the three months ended March 31, 2007 when compared to the three months ended April 1, 2006. The quarter over quarter increase was primarily due to the improved revenue related to the tablet PCs which more than offset the decreased demand in product sold to a hotel industry supplier for their entertainment systems. Commercial sales decreased approximately $2.7 million for the six months ended March 31, 2007 when compared to the six months ended April 1, 2006. The year over year decrease was attributable to a softening in the high-end server business industry which in turn affected demand, a softening in the appliance industry, and decreased demand in products sold to a hotel industry supplier for their entertainment systems.
During the second quarter of fiscal 2007, we received all shipments of glass from a leading glass supplier, who had been experiencing capacity restraints, to support the $4.7 million of backlog we had at the end of the first fiscal quarter for our enhanced Max-Vu™ screens for specialized anywhere-viewable tablet PCs. However, due to the customer’s schedule, we were able to ship approximately half of this backlog in the second fiscal quarter, with the remainder scheduled for the third fiscal quarter of 2007.
Net income for the three months ended March 31, 2007 was approximately $1.2 million, or $0.05 per diluted share, compared to $1.7 million, or $0.07 per diluted share, for the same period in fiscal 2006. The decrease was primarily due to increased selling, general and administrative and research and development expenses, partially offset by an increase in interest income and reduced tax expense. Net income for the six months ended March 31, 2007 was approximately $1.4 million, or $0.06 per diluted share, compared to $2.5 million, or $0.10 per diluted share, for the same period in fiscal 2006. The decrease was primarily due to decreased sales and increased operating expense, partially offset by an increase in interest income and reduced tax expense.

A key indicator of our future sales is the amount of new orders received compared to current net sales, known as the book-to-bill ratio. During the quarter ended March 31, 2007, we had new orders of approximately $32.1 million, which equates to a book-to-bill ratio of 1.18:1 for the period. Display segment orders were approximately $14.6 million during the quarter, resulting in a segment book-to-bill ratio of 1.29:1. Orders for the microelectronic segment were approximately $17.5 million during the quarter, resulting in a segment book-to-bill ratio of 1.10:1. Military bookings have been strong for the last few quarters, and we were able to continue that trend by recording a book-to-bill for the microelectronic military products of 1.22:1.
Our gross margins during the three months ended March 31, 2007 decreased to 31% from 33% when compared to the same period of fiscal year 2006. Gross margins during the six months ended March 31, 2007 decreased to 30% from 31% when compared to the same period of fiscal year 2006. The microelectronic segment gross margins were 36% and 37%, respectively, for the three and six months ended March 31, 2007, versus 41% and 38%, respectively, during the comparable periods of fiscal 2006. This was primarily due to changes in product mix. The display segment gross margins were 23% and 20%, respectively, for the three and six months ended March 31, 2007 versus 20% and 21%, respectively, for the comparable periods of fiscal 2006. The increase for the three month period was primarily due to increased service related revenue to one of our appliance customers as well as increased margins for one of our medical customers.
Our overall production has, at times, been affected by longer lead times for certain components, which may affect the timing and cost of sales during the year. The availability and price of memory and display components, based on supply and demand, will increase and decrease on a monthly or quarterly basis. When demand exceeds supply, prices generally increase and lead times lengthen. When supply exceeds demand, prices generally decrease and lead times shorten. The Dynamic Random Access Memory (“DRAM”), including synchronous DRAM (“SDRAM”), and Double Data Rate (“DDR”) DRAM market supply has increased and we do not expect shortages in the near future. DRAM prices have decreased due to the oversupply of inventories. More and more companies are transitioning from DDR to DDR II and the DDR II supply is expanding. However, we continue to experience slight price increases. The Flash memory supply has been stable, however prices dropped significantly over the last quarter. The availability of liquid crystal displays (“LCDs”) has stabilized as manufacturers continue to add capacity. We have experienced a modest decline in prices and expect LCD prices to remain flat or decrease slightly over the remainder of the fiscal year.
Additionally, certain customers require us to buy from specific vendors due to product specifications. As we have recently experienced with a glass supplier, this, at times, subjects us to component supply issues due to disruptions in suppliers’ production.
We have purchased and placed duplicate equipment for our Max-Vu™ process technology in a manufacturing company located in China in order to be more competitive in the commercial display market for our tablet personal computer products. Production using this equipment began in the second quarter of fiscal 2006 and substantially all of our Max-Vu™ products are currently being produced in China. We will continue to move manufacturing of other related products to China.
Below are our fiscal 2007 strategic initiatives and an update on their progress:
•	Class K certification to allow the Company to provide military products intended for space applications. Update: We completed an informal Class K audit with the representative from Defense Supply Center Columbus (DSCC). The formal and final DSCC audit has been scheduled for May 2007. We anticipate that we will receive our Class K certification at that time. During the second quarter, we secured our first order for a space application product. We continue to visit potential customers in advance of our formal audit. We have seen numerous opportunities at our existing military customers’ base for their space level programs;

•	Pursuit of Circuit Card Assembly (CCA) for military customers. Update: We received a purchase order from a prime U.S. defense contractor, valued at approximately $900,000. The contract is for the delivery of prototypes of a complete CCA for use in a global positioning system (GPS) communications receiver. The Company expects to deliver these prototypes starting in February 2008. Potential production contracts are expected to be in excess of $10 million over the next four years. Discussions are underway to create CCA manufacturing partnerships with three new customers in addition to our current customers;

•	Next generation Anti-Tamper (AT) technology for military and commercial applications. Update: Two methods are being pursued, the High Heat Destruction (HHD) and our own proprietary coating process. The HHD process is progressing as planned. We expect to present this to potential customers by the end of calendar year 2007. Our proprietary coating process is developing on schedule and we will continue to update as this process nears finalization. We estimate completion in the summer of 2008;

•	New applications for industrial grade Compact Flash (CF) in ruggedized embedded computing systems including medical, flight systems, factory automation, test and measurement and instrumentation. Update: During the second quarter, we received prototype orders from six customers for various applications. Our newly developed medical CF cards specifically tailored to the needs of medical equipment manufacturers are being qualified by a medical customer and we are expecting significant production volume bookings in the fourth quarter of fiscal 2007;

•	Next generation display enhancement technology, Max-Vu™ II technology. Update: During the second quarter, we hired an advanced development manager. Two patent applications were filed around materials concepts developed to reduce the cost and improve the throughput of our optical bonding process. We continue to collaborate with key material adhesive suppliers on a next generation bonding process utilizing our new patent-pending technology. We expect the new Max-Vu™ II process to be part of the production process by the middle of fiscal year 2008;

•	Fully integrated Touch Panel display products. Update: During the second quarter, we developed multiple prototypes of both resistive and capacitive touch displays with our Max-Vu™ technology that enhances bright-ambient contrast performance. We expect to incorporate the resistive touch display in our recently received display order for a ruggedized tablet PC application for law enforcement use;

•	Continue the stock repurchase program. Update: On February 3, 2007, the Board of Directors authorized the second repurchase program to acquire up to an additional 5%, or approximately 1.2 million shares, of the Company’s outstanding common stock. The duration of the repurchase program is for one year and is being implemented through a Rule 10b5-1 stock purchase plan; and

•	Pursuing strategic acquisitions. Update: We have and will continue to evaluate various strategic acquisitions. During the second quarter, the Company abandoned a potential acquisition. The external costs incurred in connection with the due diligence process for this abandoned potential acquisition were approximately $162,000. We continue to search for and evaluate companies that we believe could expand and augment our existing businesses.
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
Furthermore, SFAS 142 requires amortization of purchased intangible assets other than goodwill over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years. We also regularly evaluate intangible assets for impairment pursuant to SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of,” and evaluate the continued appropriateness of estimated future lives assigned to these assets.
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
Results of Operations
The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.1%	67.2%	70.0%	68.9%

Gross profit	30.9%	32.8%	30.0%	31.1%

Operating expenses:
Selling, general and administrative	19.8%	18.3%	21.4%	18.6%
Research and development	7.0%	6.4%	7.1%	6.5%
Amortization of intangible assets	0.4%	0.4%	0.5%	0.5%

Total operating expenses	27.2%	25.1%	29.0%	25.6%

Operating income	3.7%	7.7%	1.0%	5.5%
Interest income	2.4%	1.8%	2.6%	1.8%

Income before income taxes	6.1%	9.5%	3.6%	7.3%
Provision for income taxes	(1.8)%	(3.2)%	(0.8)%	(2.5)%

Net income	4.3%	6.3%	2.8%	4.8%

Three Months ended March 31, 2007 compared to the Three Months ended April 1, 2006
Net Sales
The following table shows our net sales by our two business segments and the markets they serve (in thousands, except percentages):

	Three Months Ended
	March 31,	April 1,
	2007	2006
Microelectronic Segment
Military/Industrial market	$10,686	$10,867
Commercial market	5,263	5,755

	15,949	16,622

Display Segment
Military/Industrial market	2,796	2,922
Commercial market	8,487	7,836

	11,283	10,758

Total	$27,232	$27,380

Microelectronic Segment
Military/Industrial market	39%	40%
Commercial market	20%	21%

	59%	61%

Display Segment
Military/Industrial market	10%	11%
Commercial market	31%	28%

	41%	39%

Total	100%	100%

Net sales were approximately $27.2 million for the three months ended March 31, 2007, a decrease of $0.2 million, or 1%, from $27.4 million for the three months ended April 1, 2006.

Military/industrial sales in the microelectronic segment were approximately $10.7 million for the three months ended March 31, 2007, a decrease of $0.2 million, or 2%, from $10.9 million for the three months ended April 1, 2006. The decrease is primarily due to the timing of customer requirements. We expect fiscal 2007 military/industrial sales in the microelectronic segment to increase slightly over fiscal 2006.
Commercial sales in the microelectronic segment were approximately $5.2 million for the three months ended March 31, 2007, a decrease of $0.6 million, or 10%, from $5.8 million for the three months ended April 1, 2006. We continue to experience decreased demand for a customer’s hotel entertainment systems due to the slowdown in their business. Additionally, this supplier was recently acquired by a competitor and is working through its integration and it is uncertain at this time whether the result of the acquisition will increase or decrease their business with us. This decrease has been partially offset by business obtained from new customers. We expect fiscal 2007 commercial sales in the microelectronic segment to be down over fiscal 2006.
Military/industrial sales in the display segment were approximately $2.8 million for the three months ended March 31, 2007, a decrease of $0.1 million, or 3%, from $2.9 million for the three months ended April 1, 2006. We expect fiscal 2007 military/industrial sales in the display segment to increase over fiscal 2006 due to the increase of new orders received during the first two fiscal quarters of 2007.
Commercial sales in the display segment were approximately $8.5 million for the three months ended March 31, 2007, an increase of $0.7 million, or 9%, from $7.8 million for the three months ended April 1, 2006. The increase was primarily due to our ability to ship half of our backlog related to our enhanced Max-Vu™ screens for specialized anywhere-viewable tablet PCs as the material constraints from one of our glass suppliers eased. We also had increased revenue from our appliance customers due to an increase in service related revenue as well as revenue resulting from our investment in resistive touch technology. We expect fiscal 2007 commercial sales in the display segment to be consistent with fiscal 2006.
During the three months ended March 31, 2007, no one customer accounted for more than 10% of total net sales. However, Arrow Electronics, Inc. and On Command Corporation accounted for approximately $1.6 million and $1.5 million, or 10%, respectively, of microelectronic segment net sales, while Hewlett Packard Corporation accounted for approximately $2.3 million, or 21%, of display segment net sales.
During the three months ended April 1, 2006, On Command Corporation accounted for approximately 11% of total net sales. On Command Corporation and L3 Communications accounted for approximately $2.9 million and $2.1 million, or 17% and 13%, respectively, of microelectronic segment net sales, while Motion Computing and Whirlpool Corporation accounted for approximately $1.2 million and $1.0 million, or 11% and 10%, respectively, of display segment net sales.
The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, sales of our membrane keypad products, which totaled approximately $3.5 million for the three months ended March 31, 2007, are subject to seasonal fluctuations relating to increased home appliance sales in the spring and fall. Historically, military sales, which totaled approximately $13.5 million for the three months ended March 31, 2007, have been strongest during our fiscal fourth quarter.
Gross Profit
The following table illustrates our two segments’ gross margin percentages by the markets they serve:

	Three Months Ended
	March 31,	April 1,
	2007	2006
Microelectronic Segment
Military/Industrial market	47%	52%
Commercial market	16%	20%

Microelectronic Segment Total	36%	41%

Display Segment
Military/Industrial market	43%	38%
Commercial market	17%	13%

Display Segment Total	23%	20%

Company Total	31%	33%
Gross profit was approximately $8.4 million for the three months ended March 31, 2007, a decrease of $0.6 million, or 7%, from $9.0 million for the three months ended April 1, 2006. For the three months ended March 31, 2007, gross margin as a percentage of total net sales was approximately 31%, less than the 33% for the three months ended April 1, 2006.
Gross profit for the microelectronic segment was approximately $5.8 million for the three months ended March 31, 2007, a decrease of $1.0 million, or 15%, from $6.8 million for the three months ended April 1, 2006. Gross margin as a percentage of microelectronic segment net sales was approximately 36% for the three months ended March 31, 2007, as compared to 41% for the three months ended April 1, 2006. The $1.0 million decrease in microelectronic segment gross profit was caused by a decrease of $0.7 million in our military products gross profit and a decrease of $0.3 million in our commercial products gross profit. The decrease in gross profit for our military products was primarily the result of lower margin product mix. The decrease in our commercial products gross profit was primarily the result of lower sales, a lower margin product mix and underabsorbed overhead.
Gross profit for the display segment was approximately $2.6 million for the three months ended March 31, 2007, an increase of $0.4 million, or 18%, from $2.2 million for the three months ended April 1, 2006. Gross margin as a percentage of display segment net sales was approximately 23% for the three months ended March 31, 2007, as compared to 20% for the three months ended April 1, 2006. The $0.4 million increase in display segment gross profit was caused by an increase of $0.4 million in our commercial products gross profit, primarily the result of increased margin on service sales revenue for one of our appliance customers and for one of our medical customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were approximately $5.4 million for the three months ended March 31, 2007, an increase of $0.4 million, or 8%, from $5.0 million for the three months ended April 1, 2006. The increase was the result of an increase in selling expenses of $0.6 million and a decrease in general and administrative expenses of $0.2 million. Selling expenses increased primarily due to the hiring of additional sales executives to support the long term growth of the organization. Decreases in rent, moving expenses for the consolidation of our microelectronic segment in fiscal 2006, and payroll more than offset the $162,000 in external costs incurred in connection with the due diligence performed for a potential acquisition that was abandoned during the second quarter.
Selling, general and administrative expenses as a percentage of net sales increased to 20% for the three months ended March 31, 2007 from 18% for the three months ended April 1, 2006 primarily due to our increased investment in our sales force. Due to the continued compliance requirements related to the Sarbanes-Oxley Act, the expense related to the adoption of SFAS 123(R) and our expanded sales force, we expect selling, general and administrative expenses to average 18% to 20% in the future.

Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were approximately $1.9 million for the three months ended March 31, 2007, an increase of $0.2 million, or 12%, from $1.7 million for the three months ended April 1, 2006. The increase was primarily attributable to product development costs related to the next generation of anti-tamper technology. We are committed to the research and development of new and existing products. Historically, research and development expenses have averaged approximately 5% to 6% of net sales. However, we expect research and development expenses to average approximately 7% for fiscal 2007.
Ongoing product development projects for the microelectronic segment include new packaging designs for various types of memory products including DRAM, DDR II memory modules, flash and microprocessors, along with microprocessor modules and ball grid array packaging products using these semiconductors; continuing development of anti-tamper technology for microelectronic products; next generation memory and power personal computer products assembled in various multi-chip packages to be used in both commercial and military markets; and qualification of new semiconductor products. Ongoing product development projects for the display segment include glass lamination process technology, high volume glass lamination for tablet PCs, our new Max-Vu™ process technology for tablet personal computers, next generation touch screen tablet PCs and display systems development.
Amortization of Intangible Assets
Intangible asset amortization for the three months ended March 31, 2007 totaled approximately $0.1 million, consistent with $0.1 million for the quarter ended April 1, 2006, entirely related to intangible assets acquired from IDS.
Interest Income
Interest income consists of interest earned on our cash balances invested primarily in a money market account. Interest income was approximately $0.7 million for three months ended March 31, 2007, an increase of $0.2 million, or 40%, from $0.5 million for the three months ended April 1, 2006. This increase was attributable to growth in invested balances between periods, primarily as a result of the reinvestment of cash flows from operations, and a rise in interest rates.
Income Taxes
We recorded income tax expense of $0.5 million for the three months ended March 31, 2007, compared to income tax expense of $0.9 million for the three months ended April 1, 2006. The decrease is primarily a result of lower earnings and a lower effective tax rate. The Company’s effective tax rate approximated 30% for the three months ended March 31, 2007 and 34% for the three months ended April 1, 2006. The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to the incremental impact of state income taxes offset by reductions for foreign sales exclusions, a new manufacturers’ deduction and research and experimentation tax credits currently available for federal income tax purposes. The unfavorable effect on our rate of the partial phasing out of federal foreign sales exclusions was offset by the phasing in of a new manufacturing deduction.
The decrease in the effective rate for the second quarter of fiscal 2007 when compared to the second quarter of 2006 is primarily due to changes in the tax law related to the research and development credit. The research and development credit expired December 31, 2005, so there was no benefit recorded for the second quarter of 2006. However, Congress passed a bill in December 2006 reinstating the credit. Therefore, we were able to record the benefit in the second quarter of fiscal 2007. We expect our effective tax rate to be approximately 32% for fiscal 2007.

Six Months ended March 31, 2007 compared to Six Months ended April 1, 2006
Net Sales
The following table shows our net sales by our two business segments and the markets they serve (in thousands, except percentages):

	Six Months Ended
	March 31,	April 1,
	2007	2006
Microelectronic Segment
Military/Industrial Market	$20,027	$19,872
Commercial Market	7,974	10,638

	28,001	30,510

Display Segment
Military/Industrial Market	5,214	5,710
Commercial Market	16,037	16,039

	21,251	21,749

Total	$49,252	$52,259

Microelectronic Segment
Military/Industrial Market	41%	38%
Commercial Market	16%	20%

	57%	58%

Display Segment
Military/Industrial Market	11%	11%
Commercial Market	32%	31%

	43%	42%

Total	100%	100%

Net sales were approximately $49.3 million for the six months ended March 31, 2007, a decrease of $3.0 million, or 6%, from $52.3 million for the six months ended April 1, 2006.

Military/industrial sales in the microelectronic segment were approximately $20.0 million, an increase of $0.1 million, or 1%, for the six months ended March 31, 2007 from $19.9 million for the six months ended April 1, 2006. The increase in sales is primarily due to the timing of orders. We expect fiscal 2007 sales to increase slightly over fiscal 2006.
Commercial sales in the microelectronic segment were approximately $8.0 million for the six months ended March 31, 2007, a decrease of $2.6 million, or 25% from $10.6 million for the six months ended April 1, 2006. Approximately $1.5 million of the decrease was due to softness in the high-end server business in the first quarter and the resulting lower demand for our product. We began to experience the decrease in the second half of fiscal 2006 and expect this trend to continue. We also experienced decreased demand for a customer’s hotel entertainment systems due to a slowdown in their business. Additionally, this supplier was recently acquired by a competitor and is working through its integration and it is uncertain at this time whether the acquisition will increase or decrease their business with us. This decrease has been partially offset by business obtained from new customers. We expect fiscal 2007 sales to be down over fiscal 2006.
Military/industrial sales in the display segment were $5.2 million for the six months ended March 31, 2007, a decrease of $0.5 million, or 9%, from $5.7 million for the six months ended April 1, 2006. The decrease was primarily due to the decline in our electromechanical assembly business as more products are reaching end of life. We expect fiscal 2007 sales to be higher than fiscal 2006 due to the increase of new orders in other segment products during the first two fiscal quarters.
Commercial sales in the display segment were approximately $16.0 million for the six months ended March 31, 2007, consistent with $16.0 million for the six months ended April 1, 2006. We expect fiscal 2007 sales to be consistent with fiscal 2006.
During the six months ended March 31, 2007, no one customer accounted for more than 10% of our total net sales. However, Arrow Electronics, Inc. accounted for approximately $2.7 million, or 10%, of microelectronic segment net sales, while Hewlett Packard Corporation, General Electric and Motion Computing accounted for approximately $3.0 million, $2.2 million and $2.0 million, or 14%, 10% and 10%, respectively, of display segment net sales.
During the six months ended April 1, 2006, no one customer accounted for more than 10% of our total net sales. However, L3 Communications, On Command Corporation and Unisys accounted for approximately $3.8 million, $3.4 million and $2.9 million, or 12%, 11% and 10%, respectively, of microelectronic segment net sales, while Motion Computing and Whirlpool Corporation accounted for approximately $2.3 million and $2.1 million, respectively, or 10%, of display segment net sales.
The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, sales of our membrane keypad products, which totaled approximately $6.8 million in the six months ended March 31, 2007, are subject to seasonal fluctuations relating to increased home appliance sales in the spring and fall. Historically, military sales have been strongest during our fiscal fourth quarter.
Gross Profit
The following table illustrates our two segments’ gross margin percentages by the markets they serve:

	Six Months Ended
	March 31,	April 1,
	2007	2006
Microelectronic Segment
Military/Industrial Market	48%	47%
Commercial Market	11%	21%

Microelectronic Segment Total	37%	38%

Display Segment
Military/Industrial Market	39%	41%
Commercial Market	14%	14%

Display Segment Total	20%	21%

Company Total	30%	31%
Gross profit was approximately $14.8 million for the six months ended March 31, 2007, a decrease of $1.4 million, or 9%, from $16.2 million for the six months ended April 1, 2006. For the six months ended March 31, 2007, gross margin as a percentage of net sales was approximately 30%, less than the 31% for the six months ended April 1, 2006.
Gross profit for the microelectronic segment was approximately $10.5 million for the six months ended March 31, 2007, a decrease of $1.1 million, or 9%, from $11.6 million for the six months ended April 1, 2006. The decrease in microelectronic segment gross profit was caused by a $1.3 million decrease in gross profit in our commercial products offset by a $0.2 million increase in our military/industrial products. Gross margin as a percentage of microelectronic net sales was approximately 37% for the six months ended March 31, 2007 and 38% for the six months ended April 1, 2006. The decrease in gross profit for our commercial products was the result of lower sales volume combined with a lower margin product mix and underabsorbed overhead. The increase in our military products gross profit was mainly the result of higher sales volume and a higher margin product mix. Gross profit is highly driven by product mix and volume; therefore it will fluctuate on a quarterly basis as the percentage of military versus commercial as a percentage of the total changes.
Gross profit for the display segment was approximately $4.3 million for the six months ended March 31, 2007, a decrease of $0.3 million, or 7%, from $4.6 million for the six months ended April 1, 2006. This decrease in gross profit was the result of a decrease in the military/industrial products of $0.3 million. Gross margin as a percentage of display segment net sales was approximately 20% for the six months ended March 31, 2007 and 21% the six months ended April 1, 2006. The decrease in gross profit for the military/industrial market is the result of lower sales volume and a lower margin product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense, selling expenses (including commissions), information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were approximately $10.6 million for the six months ended March 31, 2007, an increase of $0.9 million, or 9%, from $9.7 million for the six months ended April 1, 2006. The increase in selling expenses of $1.1 million was offset by a decrease in general and administrative expenses of $0.2 million. Selling expenses increased primarily due to the hiring of additional sales executives to support the long term growth of the organization. General and administrative expenses decreased due to decreases in rent, moving expenses for the consolidation of our microelectronic segment in fiscal 2006, and payroll which more than offset the $162,000 in external costs incurred in connection with the due diligence performed for a potential acquisition that was abandoned during the second quarter.
Selling, general and administrative expenses as a percentage of net sales were 22% for the six months ended March 31, 2007 and 19% for the six months ended April 1, 2006. The increase in the percentage is primarily the result of our increased investment in our sales force. Due to the continued compliance requirements related to the Sarbanes-Oxley Act, the expense related to the adoption of SFAS 123(R) and our expanded sales force, we expect selling, general and administrative expenses to average 18% to 20% in the future.
Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were approximately $3.5 million for the six months ended March 31, 2007, an increase of $0.1 million, or 3%, from $3.4 million for the six months ended April 1, 2006. The increase was primarily attributable to product development costs related to the next generation of anti-tamper technology. We are committed to the research and development of new and existing products. Historically, research and development expenses have averaged approximately 5% to 6% of net sales. However, we expect research and development expenses to average approximately 7% for fiscal 2007.
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
Amortization of Intangible Assets
Intangible asset amortization for the six months ended March 31, 2007 totaled $0.2 million, consistent with the six months ended April 1, 2006, entirely related to intangible assets acquired from IDS.
Interest Income
Interest income consists of interest earned on our cash balances invested primarily in a money market account. Interest income was approximately $1.3 million for the six months ended March 31, 2007, an increase of $0.3 million, or 30%, from $1.0 million for the six months ended April 1, 2006. This increase was attributable to the increase in invested balances between periods, primarily as a result of the reinvestment of cash flows from operations, and increased interest rates.
Income Taxes
Income tax expense totaled $0.4 million for the six months ended March 31, 2007 compared to $1.3 million for the six months ended April 1, 2006. The Company’s effective tax rate was approximately 22% for the six months ended March 31, 2007 and 34% for the six months ended April 1, 2006. The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to incremental impact of state income taxes offset by reductions for foreign sales exclusions, a new manufacturers’ deduction and research and experimentation tax credits currently available for federal income tax purposes. The unfavorable effect on our rate of the partial phasing out of federal foreign sales exclusions was offset by the phasing in of a new manufacturing deduction.
The decrease in the effective rate for the first six months of fiscal 2007 when compared to the first six months of fiscal 2006 is primarily due to changes in the tax law related to the research and development credit. Due to the provisions of SFAS No. 109, we recorded a benefit in the first quarter of fiscal 2007 of $150,000 for the reinstatement of the research and development credit back to January 1, 2006. The research and development credit expired December 31, 2005. Congress passed a bill in December 2006 reinstating the credit back to January 1, 2006. We expect our effective tax rate to be approximately 32% for fiscal 2007.
Liquidity and Capital Resources
Cash and cash equivalents as of March 31, 2007 totaled approximately $47.1 million. During the six months ended

March 31, 2007, cash used in operating activities was approximately $2.9 million compared to cash provided by operating activities of $1.9 million in the prior year period. Investment in inventory and payments for the repurchase of stock were the primary uses of cash during the period. Depreciation and amortization totaled approximately $2.0 million for both the current year and prior year periods. We expect depreciation and amortization to remain consistent over the next few quarters.
Purchases of property, plant and equipment during the six months ended March 31, 2007 totaled approximately $1.3 million, with $0.2 million remaining in accounts payable at quarter-end. The purchases included $1.1 million for our microelectronic manufacturing facilities and $0.2 million for our display and interface manufacturing facilities.
In connection with the decision to consolidate our two Phoenix locations (headquarters and Flower Street), we entered into a ten-year operating lease for the expanded headquarters/microelectronics building in fiscal 2005. The project and the consolidation were completed in the second quarter of fiscal 2006 and we incurred approximately $4.1 million in improvements. We also put the Flower Street land and building in Phoenix on the market. We expect proceeds from the sale of the land and building to exceed our net book value of approximately $2.0 million as of March 31, 2007; however, we do not expect any ultimate gain or loss to have a material impact on our consolidated results of operations.
Accounts receivable increased approximately $0.2 million from the fiscal year ended September 30, 2006. Days sales outstanding at March 31, 2007 were approximately 64 days, consistent with the 64 days at September 30, 2006. Our days sales outstanding typically approximates 62 days.
Inventories increased approximately $7.7 million from the end of fiscal 2006. Inventory of approximately $27.1 million as of March 31, 2007 represented 132 days of inventory on hand, more than the 94 days on hand at September 30, 2006. The levels of inventory fluctuate based on changes in expected production requirements, the fulfillment of orders and availability of raw materials. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to buy larger amounts of inventory per purchase and hold it for longer periods of time. This trend may increase our days of inventory on hand. During the second quarter of fiscal 2007, we received shipments of glass to support our third and fourth quarter sales, bought some end of life die, and experienced some customer delays in shipments, all of which contributed to the increase in inventory. We expect balances to return to more traditional levels by the end of the fiscal year and to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our cash balances and operating cash flows.
Prepaid expenses and other current assets increased approximately $0.7 million from the end of fiscal 2006. This increase was primarily due to prepayment of insurance.
Accounts payable increased approximately $2.0 million from the end of fiscal 2006, primarily related to our increase in inventory.
Deferred revenue at March 31, 2007 was approximately $2.5 million, an increase of $0.5 million, from $2.0 million at the end of fiscal 2006.
Accrued salaries and benefits were approximately $0.3 million lower at March 31, 2007 compared to the end of fiscal 2006 due to the payment of accrued compensation, partially offset by higher vacation/sick balances. Other accrued expenses were approximately $0.4 million higher at March 31, 2007 compared to the end of fiscal 2006 primarily due to higher accrued commissions and income taxes payable.
On June 19, 2006, our Board of Directors authorized a stock repurchase program pursuant to which up to 5%, or 1,231,108 shares, of our outstanding common stock may be repurchased from time to time. The duration of the repurchase program was open-ended and was implemented through a Rule 10b5-1 Stock Purchase Plan. Under the program, we could purchase shares of common stock through the open market on a daily basis at prices equal to or less than $5.50 per share without further approval by the Board. The timing and amount of repurchase transactions under this program depended on market conditions and corporate and regulatory considerations. As of December 30, 2006, we had completed the program as we had purchased all 1,231,108 shares of our common stock authorized for repurchase under the program for a total cost of approximately $6.4 million. On February 3, 2007, the Board of

Directors authorized the repurchase of up to an additional 5%, or 1,175,642 shares, of the Company’s outstanding common stock. The repurchase program is being implemented through a Rule 10b5-1 Stock Purchase Plan, dated April 4, 2007. Purchases may be made at prices equal to or less than $5.50 per share beginning July 3, 2007 and the Plan shall terminate at the earlier of the repurchase of all shares or July 3, 2008.
On April 3, 2007, the Company entered into a $30.0 million revolving line of credit agreement with JPMorgan Chase Bank, N.A. Borrowings under the revolving line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” A commitment fee of 0.125% is charged on the unused portion of the line. The line expires on March 31, 2009. This agreement replaces the previous JPMorgan Chase Bank, N.A. Loan and Security Agreement which expired on March 31, 2007. We are in compliance with all debt covenant requirements contained in our revolving line of credit agreement. As of March 31, 2007, there were no borrowings against the revolving line of credit, and we have not borrowed against either of our revolving lines of credit since April 2003.
We believe that our existing sources of liquidity, including expected cash flows from operating activities, existing cash balances, and existing credit facilities will satisfy our expected cash requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
Contractual Obligations
We have entered into certain long-term contractual obligations that will require various payments over future periods as follows (in thousands):

	Payments due by Period as of March 31, 2007
	(In thousands)
		Less than			After
	Total	1 year	1 - 3 years	3 - 5 years	5 years

Operating leases	$9,439	$1,572	$2,957	$1,777	$3,133
Pension funding (1)	—	—	—	—	—

Total Contractual Cash Obligations	$9,439	$1,572	$2,957	$1,777	$3,133

(1)	We are committed to meeting the annual minimum funding requirements relating to our pension plan, which covers approximately 31 active employees at our Fort Wayne facility. There were no contributions to the pension plan in the first half of fiscal 2007. The Company does not expect minimum funding requirements to be material. The Company may also make contributions to the pension fund in excess of the minimum funding requirements during any year.
Contingencies
See Part II. Item 1. “Legal Proceedings” for an update on our current contingencies.
Recently Enacted Accounting Pronouncements
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements”, Note 14. “Recent Accounting Pronouncements” for an update on recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that we are not generally subject to any material forms of market risk, such as foreign currency exchange risk (our sales to foreign customers and purchases from foreign suppliers are denominated in U.S. dollars) or commodity price risk.

We may, in the future, be subject to certain risk as a result of our revolving line of credit. In this regard, we may be specifically subject to changes in the “prime rate” based on Federal Reserve actions and fluctuations in the LIBOR. As of March 31, 2007, we had no borrowings on our revolving line of credit with JPMorgan Chase Bank, N.A. In the event we borrow against our revolving line of credit, the interest charged on these borrowings would be at the lower of the bank’s “prime rate” or the London Interbank Offered Rate (“LIBOR”) plus 1.5%. During the three months ended March 31, 2007, the bank’s “prime rate” averaged 8.25% and was 8.25% as of March 31, 2007. From September 30, 2006 to March 31, 2007, the banks “prime rate” has remained at 8.25%. As of March 31, 2007, the LIBOR was approximately 5.20%. In the event we begin borrowing against our revolving line of credit, quarterly interest expense (at 6.70%) would be approximately $16,750 for every $1.0 million borrowed. A hypothetical interest rate increase of 1% would increase interest expense by approximately $2,500 per $1.0 million borrowed on a quarterly basis. We believe that moderate interest rate increases would not have a material adverse impact on our consolidated results of operations or financial position.
ITEM 4. CONTROLS AND PROCEDURES
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
We have evaluated, under the supervision and with the participation of management, including our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our management, including our CEO and CFO, concluded that as of March 31, 2007 our disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management, including our CEO and CFO, has also concluded that our disclosure controls are designed to reasonably ensure such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Furthermore, our disclosure controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al. (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors (the “Defendants”). The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint was filed on or about February 14, 2005. The Defendants’ motions to dismiss the consolidated complaint were granted on February 14, 2006. The plaintiffs filed an amended complaint on April 17, 2006 (the “Complaint”). Like the dismissed complaint, the new Complaint alleged, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, and issued a misleading registration statement and prospectus in connection with the Company’s July 2003 secondary offering. The Complaint sought unspecified monetary damages. Defendants filed a motion to dismiss the new Complaint in June 2006. While Defendants’ motions were pending, the parties reached an agreement to settle the lawsuit. Pursuant to the terms of the agreement, the Company’s insurance carrier will pay the entire $5.7 million settlement amount (of which at least $0.7 million will come from the derivative settlement agreement described below). The Court granted preliminary approval of the settlement agreement on December 16, 2006. The members of the settlement class were notified of the settlement and allowed an opportunity to object before the Court granted final approval of the settlement agreement. The Court held a hearing on May 7, 2007, at which time the Court granted final approval of the settlement, entered judgement and dismissed the lawsuit with prejudice. The Company has recorded a liability in its financial statements for the amount of the settlement of $5.7 million. In addition, because the insurance carrier has agreed to pay the entire $5.7 million settlement and recovery from the insurance carrier is probable, a receivable has also been recorded for the same amount. Accordingly, there is no impact to the Company’s statements of operations or cash flows because the amounts of the settlement and the insurance recovery fully offset each other.
On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company was also named as a nominal defendant in both actions. The complaints alleged that between January 2003 and the date the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints alleged claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment, and sought unspecified damages, equitable relief, and restitution against the individual defendants. On June 7, 2005, the Court dismissed Mr. Dodt’s action and on June 15, 2005, the Court dismissed Mr. Christ’s action. Mr. Dodt appealed the dismissal of his complaint. Mr. Dodt filed an appellate brief in June 2006. The Company’s response to Mr. Dodt’s brief was filed on July 28, 2006. While plaintiff’s appeal was pending, the parties reached an agreement to settle the lawsuit. Pursuant to the terms of the agreement, the Company’s insurance carrier would pay the entire $0.3 million settlement amount (total amount of the settlement is $1.0 million; $0.7 million of which will be used to fund a portion of the $5.7 million class action settlement described above). The Court granted preliminary approval of the settlement agreement on January 26, 2007. Notice was issued and shareholders were allowed an opportunity to object before the Court granted final approval of the agreement. The Court held a hearing on May 7, 2007, at which time it granted final approval of the settlement agreement. The Company has recorded a liability in its financial statements for the amount of the settlement. In addition, because the insurance carrier has agreed to pay the entire $0.3 million settlement and recovery from the insurance carrier is probable, a receivable has also been recorded for the same amount. Accordingly, there is no impact to the Company’s statements of operations or cash flows because the amounts of the settlement and the insurance recovery fully offset each other.
In addition, from time to time, the Company is subject to claims and litigation incident to its business. There are currently no such pending proceedings to which the Company is a party that the Company believes will have a material adverse effect on the Company’s consolidated results of operations, liquidity, or financial condition.
ITEM 1A. RISK FACTORS
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
While we had consistent bookings in fiscal 2006 and strong bookings for the first half of fiscal 2007, no assurances can be given that this trend will continue. We believe that because of the unexpected length and cost of the war in Iraq and as part of a broad overhaul of U.S. priorities, funds for weapons and equipment have been reallocated away from high technology programs to areas that we do not supply, such as personnel and infrastructure in support of the war’s operations. In addition, the United States defense industry is moving toward the purchase of commercial off-the-shelf products rather than those designed and manufactured to higher military specifications. To the extent that our products are substituted with commercial off-the-shelf products, our operations would suffer. Even if military spending continues to increase, these shifts in military spending would also negatively affect our sales and profits. In addition, we obtain many U.S. government contracts and subcontract through the process of competitive bidding. We may not be successful in having our bids accepted. Ultimately, our sales and profits connected to military spending and defense-related companies are subject to many factors that are beyond our control and trends and events that are difficult to predict.
We have a concentrated customer base and, as a result, our net sales could decline significantly if we lose a major customer.
A large portion of our net sales has been derived from sales to a small number of our customers. Our five largest customers accounted for approximately 25% of our net sales in the first half of fiscal 2007 and approximately 28% of our net sales in fiscal 2006. Our customers are not subject to any minimum purchase requirements and can discontinue the purchase of our products at any time. In the event one or more of our major customers reduces, delays or cancels orders with us, and we are not able to sell our services and products to new customers at comparable levels, our net sales could decline significantly. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our financial position and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On February 3, 2007, the Company’s Board of Directors authorized a stock repurchase program pursuant to which up to 5%, or 1,175,642 shares, of its outstanding common stock may be repurchased from time to time. The repurchase program is being implemented through a Rule 10b5-1 Stock Purchase Plan dated April 4, 2007 (the “Plan”). Purchases under the Plan may commence beginning July 3, 2007 and shall terminate at the earlier of the repurchase of all shares or July 3, 2008. Under the Plan, the Company may purchase shares of common stock through the open market on a daily basis at prices equal to or less than $5.50 per share, without further approval by the Board. The timing and amount of repurchase transactions under this Plan depend on market conditions and corporate and regulatory considerations. As of March 31, 2007, no shares have been purchased under this Plan.

ITEM 6. EXHIBITS
Exhibits

3.1	Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed on December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-3 filed on June 2, 2003).

10.1	Amendment to JPMorgan Chase Bank, N.A. Loan and Security Agreement, effective December 11, 2006 (incorporated herein by reference to Exhibit 10.14 of Form 10-K filed on December 14, 2006).

10.2*	Revolving Line of Credit Agreement with JPMorgan Chase Bank, N.A., dated April 3, 2007.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

/s/ Hamid R. Shokrgozar

Hamid R. Shokrgozar President and Chief Executive Officer

/s/ Roger A. Derse

Roger A. Derse Vice President and Chief Financial Officer

Dated: May 10, 2007