Form 10-Q
period 2007-06-30
WHITE ELECTRONIC DESIGNS CORP
filed 2007-08-09
CIK 13606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock on August 7, 2007 was approximately 23,565,636.

WHITE ELECTRONIC DESIGNS CORPORATION
AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	September 30,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$48,929	$55,829
Accounts receivable, less allowance for doubtful accounts of $255 and $256	20,948	19,020
Inventories	30,279	19,401
Assets held for sale	1,639	1,924
Prepaid expenses and other current assets	7,225	6,512
Deferred income taxes	4,932	4,323

Total Current Assets	113,952	107,009

Property, plant and equipment, net	12,437	13,367
Goodwill	5,306	5,306
Intangible assets, net	4,254	4,609
Other assets	217	217

Total Assets	$136,166	$130,508

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,781	$5,794
Accrued salaries and benefits	2,255	2,043
Other accrued expenses	8,484	7,635
Deferred revenue	4,020	1,961

Total Current Liabilities	24,540	17,433

Accrued long-term pension liability	303	303
Deferred income taxes	1,113	1,197
Other long-term liabilities	1,460	1,395

Total Liabilities	27,416	20,328

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 24,841,186 and 24,666,390 shares issued	2,484	2,467
Treasury stock, 1,275,550 and 285,587 shares, at par	(128)	(29)
Additional paid-in capital	86,533	90,637
Retained earnings	19,898	17,142
Accumulated other comprehensive loss	(37)	(37)

Total Shareholders’ Equity	108,750	110,180

Total Liabilities and Shareholders’ Equity	$136,166	$130,508

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30	July 1,
	2007	2006	2007	2006
Net sales	$28,465	$26,944	$77,717	$79,203
Cost of sales	19,975	18,496	54,474	54,520

Gross profit	8,490	8,448	23,243	24,683

Operating expenses:
Selling, general and administrative	5,324	4,609	15,901	14,337
Research and development	1,618	1,661	5,106	5,061
Amortization of intangible assets	118	118	354	355
Goodwill impairment	—	364	—	364

Total operating expenses	7,060	6,752	21,361	20,117

Operating income	1,430	1,696	1,882	4,566
Interest income	590	588	1,892	1,547

Income before income taxes	2,020	2,284	3,774	6,113
Provision for income taxes	(635)	(825)	(1,018)	(2,127)

Net income	1,385	1,459	2,756	3,986

Earnings per share — basic	$0.06	$0.06	$0.12	$0.16

Earnings per share — diluted	$0.06	$0.06	$0.11	$0.16

Weighted average number of common shares and equivalents:
Basic	23,554,531	24,576,464	23,630,584	24,496,754
Diluted	23,970,142	24,916,279	24,112,875	24,936,377
The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	June 30,	July 1,
	2007	2006
OPERATING ACTIVITIES:
Net income	$2,756	$3,986
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,937	3,013
Goodwill impairment	—	364
Deferred income tax	(693)	(454)
Loss on disposition of property, plant, and equipment	50	25
Stock-based compensation expense related to employee stock awards	300	346
Tax benefit related to exercise of stock awards	209	166
Excess tax benefits from stock-based compensation	(56)	(99)
Net changes in balance sheet accounts:
Accounts receivable	(1,928)	737
Inventories	(10,878)	(2,389)
Assets held for sale	390	—
Prepaid expenses and other current assets	(713)	(246)
Other assets	—	1
Accounts payable	3,918	(767)
Accrued expenses and deferred revenue	3,120	(1,206)
Other long-term liabilities	65	131

Net cash (used in) provided by operating activities	(523)	3,608

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(1,738)	(3,619)
Proceeds from disposition of property, plant and equipment	—	54

Net cash (used in) investing activities	(1,738)	(3,565)

FINANCING ACTIVITIES:
Common stock issued for exercise of options and warrants	448	462
Repurchase of common stock	(5,143)	(94)
Excess tax benefits from stock-based compensation	56	99

Net cash (used in) provided by financing activities	(4,639)	467

Net change in cash and cash equivalents	(6,900)	510
Cash and cash equivalents at beginning of period	55,829	51,008

Cash and cash equivalents at end of period	$48,929	$51,518

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVIITES:
Acquisition of property, plant and equipment in accounts payable	$69	$158
The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. INTERIM FINANCIAL INFORMATION
The consolidated balance sheet as of June 30, 2007, the consolidated statements of operations for the three and nine months ended June 30, 2007 and July 1, 2006, and the consolidated statements of cash flows for the nine months ended June 30, 2007 and July 1, 2006 have been prepared by the Company and are unaudited. The consolidated balance sheet as of September 30, 2006 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2006. The Company’s fiscal year end is the Saturday nearest to September 30th.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.
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
In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	June 30, 2007			July 1, 2006
	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net Income	$1,385,000			$1,459,000
Basic EPS
Earnings available to common shareholders	$1,385,000	23,554,531	$0.06	$1,459,000	24,576,464	$0.06

Effects of Dilutive Securities
Dilutive effect of stock options		415,611			339,815
Diluted EPS
Earnings available to common shareholders	$1,385,000	23,970,142	$0.06	$1,459,000	24,916,279	$0.06

Options excluded from the calculation of diluted earnings per share were 797,757 and 829,959 for the three months ended June 30, 2007 and July 1, 2006, respectively, as the exercise price was greater than the average share price for the period.

	Nine Months Ended
	June 30, 2007			July 1, 2006
	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net Income	$2,756,000			$3,986,000
Basic EPS
Earnings available to common shareholders	$2,756,000	23,630,584	$0.12	$3,986,000	24,496,754	$0.16

Effects of Dilutive Securities
Dilutive effect of stock options		482,291			439,623
Diluted EPS
Earnings available to common shareholders	$2,756,000	24,112,875	$0.11	$3,986,000	24,936,377	$0.16

Options excluded from the calculation of diluted earnings per share were 799,757 and 829,959 for the nine months ended June 30, 2007 and July 1, 2006, respectively, as the exercise price was greater than the average share price for the period.
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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended June 30, 2007, the Company recorded compensation expense of $88,000 and $300,000, respectively, and cash flows from financing activities of $45,000 and $56,000, respectively, which reduced cash flows from operating activities by the same amounts. For the three and nine months ended July 1, 2006, the Company recorded compensation expense of $117,000 and $346,000, respectively, and cash flows from financing activities of $42,000 and $99,000, respectively, which reduced cash flows from operating activities by the same amounts. The compensation cost for share-based payment awards is included in selling, general and administrative expenses on our consolidated statements of operations.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the Company’s stock option activity for the three months ended June 30, 2007 follows (in thousands, except per share amounts):

		Options Outstanding
			Weighted Average
	Options Available	Options	Exercise Price
	for Grant	Outstanding	Per Share
As of March 31, 2007	861	2,246	$4.82
Granted	(5)	5	5.75
Exercised	—	(32)	1.99
Expired	—	—	—
Forfeited	—	—	—

As of June 30, 2007	856	2,219	$4.86

Weighted average fair value of all options granted during the period — $2.99
A summary of the Company’s stock option activity for the nine months ended June 30, 2007 follows (in thousands, except per share amounts):

		Options Outstanding
			Weighted Average
	Options Available	Options	Exercise Price
	for Grant	Outstanding	Per Share
As of September 30, 2006	882	2,235	$4.80
Granted	(32)	32	5.64
Exercised	—	(42)	2.18
Expired	1	(1)	6.48
Forfeited	5	(5)	4.70

As of June 30, 2007	856	2,219	$4.86

Weighted average fair value of all options granted during the period — $2.96
The total pretax intrinsic value of options exercised during the three and nine months ended June 30, 2007 was $144,000 and $178,000, respectively.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2007 (in thousands, except years and per share amounts):

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-	Weighted-
		Average	Average			Average	Average
		Remaining	Exercise	Aggregate		Remaining	Exercise	Aggregate
Range of	Number	Contractual	Price per	Intrinsic	Number	Contractual	Price per	Intrinsic
Exercise Prices	Outstanding	Life (in Years)	Share	Value	Exercisable	Life (in Years)	Share	Value
0.0000 — 1.6000	249	1.43	$1.13		249		$1.13
1.6001 — 3.2000	350	2.28	2.69		350		2.69
3.2001 — 4.8000	577	4.75	3.96		487		3.83
4.8001 — 6.4000	345	7.29	5.54		212		5.82
6.4001 — 8.0000	518	5.95	6.98		515		6.98
8.0001 — 9.6000	87	5.84	8.67		87		8.67
9.6001 — 11.2000	81	3.31	10.59		81		10.59
11.2001 — 12.8000	12	6.17	12.19		12		12.19

	2,219	4.66	$4.86	$3,464	1,993	4.16	$4.85	$3,271

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.80 on June 29, 2007, the last day of trading for the fiscal quarter, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date. The total number of in-the-money options exercisable as of June 30, 2007 was 1,177,000. As of September 30, 2006, 1,985,000 outstanding options were exercisable and the weighted average exercise price was $4.77.
As of June 30, 2007, total compensation cost related to unvested stock options not yet recognized was $0.5 million pre-tax, which is expected to be recognized over the next four years.
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
The fair value of each option granted during the period was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	June 30,	July 1,
	2007	2006
Weighted average expected stock price volatility	52%	56%
Weighted average expected option life (years)	5.27	5.10
Risk-free interest rate	4.97%	5.18%
Expected dividends	—	—
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
Restricted Stock
Effective March 24, 2006, the White Electronic Designs Corporation 2006 Director Restricted Stock Plan was

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
approved by the shareholders. Under this plan, non-employee directors receive an annual grant of 7,500 shares at the Annual Meeting that vest ratably over a three year period. The Company values these shares using the intrinsic method. The 37,500 shares granted on March 7, 2007 were valued at $6.76 per share, the closing price of the stock on the date of grant. The 37,500 shares granted on March 24, 2006 were valued at $5.81 per share, the closing price of the stock on that date.
The following table summarizes restricted stock unit activity for the three months ended June 30, 2007 (in thousands, except per share amounts):

	Number of	Weighted-
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Outstanding on March 31, 2007	63	$6.38
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding on June 30, 2007	63	$6.38

The following table summarizes restricted stock unit activity for the nine months ended June 30, 2007 (in thousands, except per share amounts):

	Number of	Weighted-
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Outstanding on September 30, 2006	38	$5.81
Granted	38	6.76
Vested	(13)	5.81
Forfeited	—	—

Outstanding on June 30, 2007	63	$6.38

As of June 30, 2007, there was $0.3 million pre-tax of total restricted stock unit compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over the next three years.
4. INVENTORIES
Inventories consisted of the following (in thousands):

	June 30,	September 30,
	2007	2006
Raw materials	$19,802	$11,482
Work-in-process	6,528	4,971
Finished goods	3,949	2,948

Total inventories	$30,279	$19,401

Raw materials included $3.4 million at June 30, 2007 and $1.5 million at September 30, 2006 for which the Company had received advance payment from customers. These advance payments are recorded as deferred revenue until the finished goods are delivered.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. ASSETS HELD FOR SALE
Assets held for sale consisted of the following (in thousands):

	June 30,	September 30,
	2007	2006
Land	$300	$300
Building and improvements	1,339	1,624

Total assets held for sale	$1,639	$1,924

The Company has land and a building in Phoenix, Arizona on the market as a result of the consolidation of the microelectronic segment and the relocation of the employees to the headquarters facility. The net book value of the land and building is presented as assets held for sale and depreciation of the building was discontinued in the second quarter of fiscal 2006. During the second quarter of fiscal 2007, the building was vandalized. The Company has replacement cost insurance on the building. All insurance proceeds and repair costs have been recorded in the respective building and improvements account. In June 2007, the property went into escrow and the sale is scheduled to close in September 2007.
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	September 30,
	2007	2006
Litigation insurance receivable (Note 15)	$6,000	$6,000
Other	1,225	512

Total prepaid expenses and other current assets	$7,225	$6,512

7. INTANGIBLE ASSETS, NET
The Company’s acquired intangible assets, almost all of which are subject to amortization, consisted of the following (in thousands):

	Gross	Accumulated	Net
	Amount	Amortization	Amount
As of June 30, 2007
Customer relationships	$4,100	$(1,207)	$2,893
Existing technology	2,427	(1,310)	1,117
Other	1,244	(1,000)	244

Total intangible assets, net	$7,771	$(3,517)	$4,254

As of September 30, 2006
Customer relationships	$4,100	$(1,002)	$3,098
Existing technology	2,427	(1,160)	1,267
Other	1,244	(1,000)	244

Total intangible assets, net	$7,771	$(3,162)	$4,609

Net other intangible assets of $244,000 represent the Company’s intangible pension asset.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes in the carrying amount of acquired intangible assets during the nine months ended June 30, 2007 were as follows (in thousands):

Balance as of September 30, 2006	$4,609
Amortization	(355)

Balance as of June 30, 2007	$4,254

Estimated Aggregate Future Amortization Expense:

Remaining three months of 2007	$118
2008	473
2009	473
2010	473
2011	473
Thereafter	2,000

$4,010

8. PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment consisted of the following (in thousands):

	June 30,	September 30,
	2007	2006
Land	$397	$397
Buildings and improvements	1,849	1,831
Machinery and equipment	17,940	17,461
Furniture and fixtures	4,744	4,163
Leasehold improvements	7,040	6,392
Construction in progress	502	678

Total, at cost	32,472	30,922
Less accumulated depreciation	(20,035)	(17,555)

Property, plant, and equipment, net	$12,437	$13,367

Depreciation expense was $0.8 million for the three months ended June 30, 2007 and $0.9 million for the three months ended July 1, 2006. Depreciation expense was $2.6 million and $2.7 million for the nine months ended June 30, 2007 and July 1, 2006, respectively.
9. OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following major categories (in thousands):

	June 30,	September 30,
	2007	2006
Accrued litigation settlement (Note 15)	$6,000	$6,000
Sales commissions	735	506
Warranty reserve	296	413
Other accruals	1,453	716

Total other accrued expenses	$8,484	$7,635

The Company estimates potential warranty obligations for its products based on annual product sales and historical customer product return data. Based on this data, the Company records estimated warranty reserves and expense

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
needed to account for the estimated cost of product returns.
The following table summarizes activity in the warranty reserve (in thousands):

	Nine Months Ended
	June 30,	July 1,
	2007	2006
Warranty reserve, beginning of period	$413	$622
Provision for warranty claims	31	219
Warranty claims charged against the reserve	(148)	(276)

Warranty reserve, end of period	$296	$565

10. CREDIT FACILITY
On April 3, 2007, the Company entered into a $30.0 million revolving line of credit agreement with JPMorgan Chase Bank, N.A. Borrowings under the revolving line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” A commitment fee of 0.125% is charged on the unused portion of the line. The line expires on March 31, 2009. This agreement replaced the previous JPMorgan Chase Bank, N.A. Loan and Security Agreement that expired on March 31, 2007. The Company is in compliance with all debt covenant requirements contained in the revolving line of credit agreement. As of June 30, 2007, there were no borrowings against the revolving line of credit, and the Company has not borrowed against any credit facility since April 2003.
11. PENSION PLAN
The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. The following table summarizes the components of net periodic benefit cost recognized (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Service cost	$20	$15	$66	$71
Interest cost	50	32	153	146
Expected return on plan assets	(51)	(33)	(157)	(151)
Amortization of prior service cost	10	7	30	31

Total net periodic benefit cost	$29	$21	$92	$97

12. INCOME TAXES
The Company’s effective tax rate was 31% and 36% for the three months ended June 30, 2007 and July 1, 2006, respectively. The decrease in the effective rate is primarily due to the impact of the $0.4 million goodwill impairment recorded in fiscal 2006 which had no income tax benefit and the changes in the tax law related to the research and development credit. The research and development credit expired December 31, 2005, so there was no benefit recorded for the third quarter of 2006. However, Congress passed a bill in December 2006 reinstating the credit. Therefore, the Company was able to once again begin recording the benefit in the first quarter of fiscal 2007. These were partially offset by the phasing out of the foreign sales exclusion.
The Company’s effective tax rate was 27% and 35% for the nine months ended June 30, 2007 and July 1, 2006, respectively. Due to Congress passing the bill in December 2006 reinstating the credit back to January 1, 2006 and the provisions of SFAS No. 109, we recorded a benefit in the first quarter of fiscal 2007 of $150,000 for the reinstatement of the research and development credit back to January 1, 2006, thereby reducing our fiscal 2007 effective tax rate. The goodwill impairment in fiscal 2006 also negatively impacted the prior year’s rate.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13. FINANCIAL DATA BY BUSINESS SEGMENT
The Company has two business segments, each of which requires different design and manufacturing resources and generally serve customers in different markets. During the three and nine months ended June 30, 2007, the microelectronic segment accounted for 58% and 57%, respectively, of total Company net sales, while the display segment accounted for 42% and 43%, respectively, of total Company net sales. During the three and nine months ended July 1, 2006, the microelectronic segment accounted for 59% and 58%, respectively, of total Company net sales, while the display segment accounted for 41% and 42%, respectively, of total Company net sales.
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
During the three and nine months ended June 30, 2007, no one customer accounted for more than 10% of total net sales. However, during the three months ended June 30, 2007, Hewlett Packard Corporation accounted for 22% of display segment net sales. During the nine months ended June 30, 2007, Hewlett Packard Corporation accounted for 17% of display segment net sales.
During the three months and nine months ended July 1, 2006, no one customer accounted for more than 10% of total net sales. However, during the three months ended July 1, 2006, On Command Corporation and Arrow Electronics accounted for 16% and 14%, respectively, of microelectronic segment net sales, while Motion Computing and Hewlett Packard each accounted for 11% of display segment net sales. During the nine months ended July 1, 2006, On Command Corporation accounted for 13% of microelectronic segment net sales, while Motion Computing and Whirlpool Corporation each accounted for 10% of display segment net sales.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
A significant portion of the Company’s business activity in each segment is from contractors that have contracts with the United States Department of Defense. Military sales were $15.5 million and $14.2 million for the quarters ended June 30, 2007 and July 1, 2006, respectively, and $40.7 million and $39.8 million for the first nine months of fiscal 2007 and 2006, respectively.
Foreign sales as a percentage of total net sales for the three months ended June 30, 2007 and July 1, 2006 were 30% and 26%, respectively. Foreign sales as a percentage of total net sales for the nine months ended June 30, 2007 and July 1, 2006 were 30% and 24%, respectively.
A summary of net sales by geographic region follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
United States	$20,068	$19,890	$54,392	$60,463
Europe and Middle East	3,108	2,658	9,446	7,708
Asia Pacific	4,175	3,414	10,991	8,496
Other	1,114	982	2,888	2,536

Net sales	$28,465	$26,944	$77,717	$79,203

A summary of results of operations by business segment follows:

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net sales
Microelectronic	$16,448	$15,805	$44,449	$46,314
Display	12,017	11,139	33,268	32,889

Total net sales	$28,465	$26,944	$77,717	$79,203

Income (loss) before tax
Microelectronic	$2,002	$3,205	$4,579	$7,586
Display	18	(921)	(805)	(1,473)

Total income before tax	$2,020	$2,284	$3,774	$6,113

Capital expenditures
Microelectronic	$345	$781	$1,430	$3,366
Display	129	118	376	411

Total capital expenditures	$474	$899	$1,806	$3,777

Depreciation and amortization
Microelectronic	$540	$614	$1,714	$1,723
Display	413	422	1,223	1,290

Total depreciation and amortization	$953	$1,036	$2,937	$3,013

	As of
	June 30, 2007	September 30, 2006
Identifiable assets
Microelectronic	$47,228	$36,518
Display	28,859	27,622
General corporate	60,079	66,368

Total identifiable assets	$136,166	$130,508

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
14. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of errors. SFAS No. 154 was effective for the Company’s current fiscal year beginning October 1, 2006. Although the Company has no current application for this statement, the adoption of this statement may affect its future financial condition and results of operations.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statement Nos. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end, with limited exceptions. SFAS No. 158 will be effective for the Company’s current fiscal year ending September 29, 2007. The Company has elected to adopt the provisions of this statement using the prospective transition method. The Company estimates that SFAS No. 158 will have an immaterial effect on its financial condition and results of operations.
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
15. COMMITMENTS AND CONTINGENCIES
Contingencies
On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Electronic Designs Corporation, et al. (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors (the “Defendants”). The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint was filed on or about February 14, 2005. The Defendants’ motions to dismiss the consolidated complaint were granted on February 14, 2006. The plaintiffs filed an amended complaint on April 17, 2006 (the “Complaint”). Like the dismissed complaint, the new Complaint alleged, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, and issued a misleading registration statement and prospectus in connection with the Company’s July 2003 secondary offering. The Complaint sought unspecified monetary damages. Defendants filed a motion to dismiss the new Complaint in June 2006. While Defendants’ motions were pending, the parties reached an agreement to settle the lawsuit. Pursuant to the terms of the agreement, the Company’s insurance carrier will pay the entire $5.7 million settlement amount (of which at least $0.7 million will come from the derivative settlement agreement described below). The Court granted preliminary approval of the settlement agreement on December 16, 2006. The members of the settlement class were notified of the settlement and allowed an opportunity to object before the Court granted final approval of the settlement agreement. The Court held a hearing on May 7, 2007 at which time the Court granted final approval of the settlement, entered judgment and dismissed the lawsuit with prejudice. The Company has recorded a liability in its financial statements for the amount of the settlement of $5.7 million. In addition, because the insurance carrier has agreed to pay the entire $5.7 million settlement and recovery from the insurance carrier is probable, a receivable has also been recorded for the same amount. Accordingly, there is no impact to the Company’s statements of operations or cash flows because the amounts of the settlement and the insurance recovery fully offset each other.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion regarding the three and nine month periods ended June 30, 2007 compared to the three and nine month periods ended July 1, 2006 should be read in conjunction with our audited consolidated financial statements and related notes for the fiscal year ended September 30, 2006 included in our most recent Annual Report on Form 10-K.
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
We intend to qualify both our written and/or oral forward-looking statements made from time to time in connection with filings with the Securities and Exchange Commission or in public news releases for protection under the safe harbors discussed above. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they are based largely on management’s expectations and because they are estimates, such statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Form 10-Q, including those set forth in the Notes to the Unaudited Consolidated Financial Statements, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the sections entitled “Risk Factors” in this Form 10-Q and our most recent Annual Report on Form 10-K describe factors that could contribute to or cause actual results to differ materially from our expectations. Some factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, but are not limited to, the following:
•	the loss of one or more principal customers or delays or cancellations of orders due to the impact of adverse business conditions on one or more principle customers;

•	the failure of customers to accept our anti-tamper packaging or the development of improved anti-tamper packaging by competitors;

•	the inability to procure required components and raw materials;

•	any downturn in the semiconductor, electronics, home appliance, telecommunications or other markets in which we operate, which could cause a decline in selling unit prices or volume;

•	reductions in military spending or changes in the acquisition requirements for military products;

•	the ability to locate appropriate acquisition candidates, negotiate an appropriate purchase price, and integrate into our business the people, operations and products from acquired businesses;

•	the inability to develop, introduce and sell new products or the inability to develop new manufacturing technologies;

•	changes or restrictions in the practices, rules and regulations relating to sales in international markets; and

•	a negative outcome in our current litigation or additional litigation complaints.
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
Executive Summary
Our net sales for the quarter ended June 30, 2007 increased $1.6 million, to $28.5 million from $26.9 million for the quarter ended July 1, 2006. During the first nine months of fiscal 2007, net sales decreased $1.5 million to $77.7 million from $79.2 million for the first nine months of fiscal 2006. Military sales increased $1.2 million for the three months ended June 30, 2007 when compared to the three months ended July 1, 2006. Military sales increased $0.9 million for the nine months ended June 30, 2007 when compared to the nine months ended July 1, 2006. The increases were due to the shipments of the strong bookings we have received over recent quarters. Commercial sales increased $0.3 million for the three months ended June 30, 2007 when compared to the three months ended July 1, 2006. The quarter over quarter increase was primarily due to the improved revenue related to the tablet PCs which more than offset the decreased demand in product sold to a hotel industry supplier for their entertainment systems. Commercial sales decreased $2.4 million for the nine months ended June 30, 2007 when compared to the nine months ended July 1, 2006. The year over year decrease was attributable to a softening in our customer’s high-end server business which in turn affected demand for our memory products, a softening in the appliance industry impacting our keypad sales, and decreased demand in products sold to a hotel industry supplier for their entertainment systems.
During the third quarter of fiscal 2007, we were able to ship the remainder of the backlog for our enhanced Max-Vu™ screens for specialized anywhere-viewable tablet PCs. The supplier’s glass capacity restraints have eased and we are receiving ongoing production orders from the customer.
Net income for the three months ended June 30, 2007 was $1.4 million, or $0.06 per diluted share, compared to $1.5 million, or $0.06 per diluted share, for the same period in fiscal 2006. The decrease was primarily due to increased selling, general and administrative expenses, offset by no goodwill impairment and reduced tax expense. Net income for the nine months ended June 30, 2007 was $2.8 million, or $0.11 per diluted share, compared to $4.0 million, or $0.16 per diluted share, for the same period in fiscal 2006. The decrease was primarily due to decreased sales and increased operating expenses, partially offset by an increase in interest income and reduced tax expense.
A key indicator of our future sales is the amount of new orders received compared to current net sales, known as the book-to-bill ratio. During the quarter ended June 30, 2007, we had new orders of $32.5 million, which equates to a book-to-bill ratio of 1.14:1 for the period. Display segment orders were $15.2 million during the quarter, resulting in a segment book-to-bill ratio of 1.26:1. Orders for the microelectronic segment were $17.4 million during the quarter, resulting in a segment book-to-bill ratio of 1.06:1. Military bookings have been strong for the last few quarters, and while we had increased revenue, we were still able to record a book-to-bill for the microelectronic military products of 0.94:1.
Our gross margins during the three months ended June 30, 2007 decreased to 30% from 31% when compared to the same period of fiscal year 2006. Gross margins during the nine months ended June 30, 2007 decreased to 30% from 31% when compared to the same period of fiscal year 2006. The microelectronic segment gross margins were 37% for the three and nine months ended June 30, 2007, versus 41% and 39%, respectively, during the comparable periods of fiscal 2006. This was primarily due to changes in product mix. The display segment gross margins were 21% and 20%, respectively, for the three and nine months ended June 30, 2007 versus 18% and 20%, respectively, for the comparable periods of fiscal 2006. The increase for the three month period was primarily due to the higher sales volume and a more favorable product mix.
Our overall production has, at times, been affected by longer lead times for certain components, which may affect the timing and cost of sales during the year. The availability and price of memory and display components, based on supply and demand, will increase and decrease on a monthly or quarterly basis. When demand exceeds supply, prices generally increase and lead times lengthen. When supply exceeds demand, prices generally decrease and lead times shorten. The Dynamic Random Access Memory (“DRAM”), including synchronous DRAM (“SDRAM”), and Double Data Rate (“DDR”) DRAM market supply has increased and we do not expect shortages in the near future. DRAM prices have decreased steadily during fiscal 2007 due to the oversupply of inventories. More and more companies are transitioning from DDR to DDR II and the DDR II supply is expanding. We expect prices to remain at these lower levels unless there is a scaling back of production over the next couple of quarters. The Flash memory supply has decreased due to the increased demand which has been significantly impacted by Apple Computer’s products. Prices increased during the quarter and we expect single digit increases in our fiscal fourth quarter. The availability of liquid crystal displays (“LCDs”) has stabilized as manufacturers continue to add capacity. We have experienced a modest decline in prices and expect LCD prices to remain flat or decrease slightly over the remainder of the fiscal year.
Additionally, certain customers require us to buy from specific vendors due to product specifications. This, at times, subjects us to component supply issues due to disruptions in suppliers’ production.
We have purchased and placed duplicate equipment for our Max-Vu™ process technology in a manufacturing company located in China in order to be more competitive in the commercial display market for our tablet personal computer products. Production using this equipment began in the second quarter of fiscal 2006 and substantially all of our Max-Vu™ products are currently being produced in China. We anticipate moving manufacturing of other related products to China, which we believe will result in value to the Company and our stockholders.
Below are our fiscal 2007 strategic initiatives and an update on their progress:
•	Class K certification to allow the Company to provide military products intended for space applications. Update: We successfully completed the formal Class K audit with the Defense Supply Center Columbus (DSCC). We were informed by DSCC that effective August 7, 2007, White Electronic Designs Corp. is a certified Class K manufacturer. The first K level kit has gone through line test and is moving through assembly and test with target completion by the end of August. Radiation shielding methods using high density metals are being investigated for microelectronic packaging. The idea is to increase the total dose performance of commercial silicon to acceptable levels for use in space. We continue to visit potential customers. We have seen numerous opportunities at our existing military customers’ base for their space level programs;

•	Pursuit of Circuit Card Assembly (CCA) for military customers. Update: Our engineering team is working on the design and development of our first CCA contract that was secured during our second quarter fiscal 2007. The contract is for the delivery of prototypes of a complete CCA for use in a global positioning system (GPS) communications receiver. The Company expects to deliver these prototypes starting in February 2008. As mentioned in our prior releases, the potential production contracts are expected to be in excess of $10 million over the next four years. We also received our second prototype CCA order for a GPS receiver, as well as a development contract to perform the layout, manufacturing, and test of a highly miniaturized GPS receiver. Our surface mount lines have been upgraded with new equipment to make them more capable and flexible in production. We will continue our discussions to create CCA manufacturing partnerships with additional customers;

•	Next generation Anti-Tamper (AT) technology for military and commercial applications. Update: Our focus will now be on our self developed proprietary coating process due to the high cost and low return-on-investment for the development of the high heat destruction method. This new coating process is developing on schedule and we will continue to provide updates as this process nears finalization. We estimate completion in the summer of 2008;

•	New applications for industrial grade Compact Flash (CF) in ruggedized embedded computing systems including medical, flight systems, factory automation, test and measurement and instrumentation. Update: The complete families of CF cards from 128MB to 8GB are available and are tested at industrial temperatures. During the third quarter we continued promoting our CF cards and received a $0.4 million order of a diagnostic equipment application for auto repair services stations. Our medical grade CF cards are also being evaluated by a medical company that supplies equipment and services to hospitals, laboratories and health care businesses. We are expecting significant production volume bookings in the fourth quarter of fiscal 2007;

•	Next generation display enhancement technology, Max-Vu™ II technology. Update: We have demonstrated initial feasibility of our next generation high volume glass lamination processes and are now working to refine our understanding of the process windows. We have met with success in both our collaborative efforts with adhesive suppliers and our internal efforts using captive technologies. In addition to the overall improvement and reduced cost, we are also expanding our optical bonding capabilities beyond traditionally constructed liquid displays, allowing us to penetrate markets previously not served by our process. We estimate that the new Max-Vu™ II process will be part of the production process by the middle of fiscal year 2008;

•	Fully integrated Touch Panel display products. Update: During the third quarter we demonstrated sunlight readable displays systems with integrated touch sensors to various customers. These displays have very low reflectance while retaining excellent brightness, enabling their use in very high brightness environments. By utilizing our Max-Vu™ optical bonding process, the clarity and contrast of these display systems are excellent and the stiffness and strength of the display system is substantially enhanced, increasing the ruggedness of the display and the quality of the touch or pen feel when using the touch sensor. The positive feedback to our product demonstrations has resulted in samples being sent to multiple customers;

•	Continue the stock repurchase program. Update: On February 3, 2007, the Board of Directors authorized the second repurchase program to acquire up to an additional 5%, or 1.2 million shares, of the Company’s outstanding common stock. The duration of the repurchase program is for one year and is being implemented through a Rule 10b5-1 stock purchase plan. The plan authorized the repurchase of shares beginning in July 2007; and

•	Pursuing strategic acquisitions. Update: We have and will continue to evaluate various strategic acquisitions. We continue to search for and evaluate companies that we believe could expand and augment our existing businesses.
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
Results of Operations
The following table sets forth certain financial data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.2%	68.6%	70.1%	68.8%

Gross profit	29.8%	31.4%	29.9%	31.2%

Operating expenses:
Selling, general and administrative	18.7%	17.1%	20.4%	18.1%
Research and development	5.7%	6.2%	6.6%	6.4%
Amortization of intangible assets	0.4%	0.4%	0.5%	0.4%
Goodwill impairment	0.0%	1.4%	0.0%	0.5%

Total operating expenses	24.8%	25.1%	27.5%	25.4%

Operating income	5.0%	6.3%	2.4%	5.8%
Interest income	2.1%	2.2%	2.4%	1.9%

Income before income taxes	7.1%	8.5%	4.8%	7.7%
Provision for income taxes	(2.2%)	(3.1%)	(1.3%)	(2.7%)

Net income	4.9%	5.4%	3.5%	5.0%

Three Months ended June 30, 2007 compared to the Three Months ended July 1, 2006
Net Sales
The following table shows our net sales by our two business segments and the markets they serve (in thousands, except percentages):

	Three Months Ended
	June 30,	July 1,
	2007	2006
Microelectronic Segment
Military/Industrial market	$12,625	$11,101
Commercial market	3,823	4,704

	16,448	15,805

Display Segment
Military/Industrial market	2,848	3,134
Commercial market	9,169	8,005

	12,017	11,139

Total	$28,465	$26,944

Microelectronic Segment
Military/Industrial market	44%	41%
Commercial market	14%	18%

	58%	59%

Display Segment
Military/Industrial market	10%	11%
Commercial market	32%	30%

	42%	41%

Total	100%	100%

Net sales were $28.5 million for the three months ended June 30, 2007, an increase of $1.6 million, or 6%, from $26.9 million for the three months ended July 1, 2006.
Military/industrial sales in the microelectronic segment were $12.6 million for the three months ended June 30, 2007, an increase of $1.5 million, or 14%, from $11.1 million for the three months ended July 1, 2006. The increase is primarily due to the shipment of increased orders received in recent quarters. We expect fiscal 2007 military/industrial sales in the microelectronic segment to increase over fiscal 2006.
Commercial sales in the microelectronic segment were $3.8 million for the three months ended June 30, 2007, a decrease of $0.9 million, or 19%, from $4.7 million for the three months ended July 1, 2006. We continue to experience decreased demand for a customer’s hotel entertainment systems due to the slowdown in their business and the acquisition of this customer by a competitor. The existing backlog will be shipped in the fourth quarter and we are uncertain at this time of the expected sales volume with the acquirer as they continue their integration. This decrease has been partially offset by business obtained from new customers. We expect fiscal 2007 commercial sales in the microelectronic segment to be down over fiscal 2006.
Military/industrial sales in the display segment were $2.9 million for the three months ended June 30, 2007, a decrease of $0.2 million, or 6%, from $3.1 million for the three months ended July 1, 2006. The decrease is primarily due to programs reaching their end of life in 2006 which have been partially offset by new orders. We expect fiscal 2007 military/industrial sales in the display segment to decrease over fiscal 2006.
Commercial sales in the display segment were $9.2 million for the three months ended June 30, 2007, an increase of $1.2 million, or 15%, from $8.0 million for the three months ended July 1, 2006. The increase was primarily due to our ability to ship the remainder of our backlog related to our enhanced Max-Vu™ screens for specialized anywhere-viewable tablet PCs as the material constraints from one of our glass suppliers eased. We also had increased revenue from one of our medical customers. These offset the continued softening of sales to our appliance customers. We expect fiscal 2007 commercial sales in the display segment to be consistent with fiscal 2006.
During the three months ended June 30, 2007, no one customer accounted for more than 10% of total net sales. However, Hewlett Packard Corporation accounted for $2.6 million, or 22%, of display segment net sales.
During the three months ended July 1, 2006, no one customer accounted for more than 10% of total net sales. However, On Command Corporation and Arrow Electronics accounted for $2.5 million and $2.2 million, or 16% and 14%, respectively, of microelectronic segment net sales, while Motion Computing and Hewlett Packard each accounted for $1.2 million, or 11%, of display segment net sales.
The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, sales of our membrane keypad products, which totaled $3.2 million for the three months ended June 30, 2007, are subject to seasonal fluctuations relating to increased home appliance sales in the spring and fall. Historically, military sales, which totaled $15.5 million for the three months ended June 30, 2007, have been strongest during our fiscal fourth quarter.

Gross Profit
The following table illustrates our two segments’ gross margin percentages by the markets they serve:

	Three Months Ended
	June 30,	July 1,
	2007	2006
Microelectronic Segment
Military/Industrial market	47%	51%
Commercial market	2%	17%

Microelectronic Segment Total	37%	41%

Display Segment
Military/Industrial market	43%	37%
Commercial market	14%	10%

Display Segment Total	21%	18%

Company Total	30%	31%
Gross profit was $8.5 million for the three months ended June 30, 2007, a slight increase of $0.1 million, or 1%, from $8.4 million for the three months ended July 1, 2006. For the three months ended June 30, 2007, gross margin as a percentage of total net sales was 30%, slightly lower than the 31% for the three months ended July 1, 2006.
Gross profit for the microelectronic segment was $6.0 million for the three months ended June 30, 2007, a decrease of $0.5 million, or 8%, from $6.5 million for the three months ended July 1, 2006. Gross margin as a percentage of microelectronic segment net sales was 37% for the three months ended June 30, 2007, compared to 41% for the three months ended July 1, 2006. The $0.5 million decrease in microelectronic segment gross profit was caused by an increase of $0.2 million in our military products gross profit, offset by a decrease of $0.7 million in our commercial products gross profit. The increase in gross profit for our military products was primarily the result of higher sales partially offset by a lower margin product mix. The decrease in our commercial products gross profit was primarily the result of lower sales, a lower margin product mix and underabsorbed overhead. A portion of our underabsorbed overhead is due to the transfer of our display printing business from our microelectronics facility to our Columbus facility at the end of our second fiscal quarter.
Gross profit for the display segment was $2.5 million for the three months ended June 30, 2007, an increase of $0.6 million, or 32%, from $1.9 million for the three months ended July 1, 2006. Gross margin as a percentage of display segment net sales was 21% for the three months ended June 30, 2007, compared to 18% for the three months ended July 1, 2006. The $0.5 million increase in display segment gross profit was caused by an increase of $0.4 million in our commercial products gross profit and an increase of $0.1 million in our military products gross profit, primarily the result of a higher margin product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $5.3 million for the three months ended June 30, 2007, an increase of $0.7 million, or 15%, from $4.6 million for the three months ended July 1, 2006. The increase was the result of an increase in selling expenses of $0.5 million and an increase in general and administrative expenses of $0.2 million. Selling expenses increased primarily due to the hiring of additional sales executives to support the long term growth of the organization and higher commissionable sales. General and administrative expenses increased primarily due to the hiring of a high level executive in one of our display locations, higher legal fees and the recovery of a bad debt in 2006.
Selling, general and administrative expenses as a percentage of net sales increased to 19% for the three months ended June 30, 2007 from 17% for the three months ended July 1, 2006 primarily due to our increased investment in our sales force. Due to the continued compliance requirements related to the Sarbanes-Oxley Act, the expense related to the adoption of SFAS 123(R) and our expanded sales force, we expect selling, general and administrative expenses to average 18% to 20% in the future.
Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $1.6 million for the three months ended June 30, 2007, a decrease of $0.1 million, or 6%, from $1.7 million for the three months ended July 1, 2006. The decrease was primarily attributable to the timing of expenditures. We are committed to the research and development of new and existing products. Historically, research and development expenses have averaged 5% to 6% of net sales. However, we expect research and development expenses to average 7% of net sales for fiscal 2007.
Ongoing product development projects for the microelectronic segment include new packaging designs for various types of memory products including DRAM, DDR II memory modules, flash and microprocessors, along with microprocessor modules and ball grid array packaging products using these semiconductors; continuing development of anti-tamper technology for microelectronic products; next generation memory and power personal computer products assembled in various multi-chip packages to be used in both commercial and military markets; and qualification of new semiconductor products. Ongoing product development projects for the display segment include glass lamination process technology, high volume glass lamination for tablet PCs, and our new Max-Vu™ process technology for tablet personal computers, next generation touch screen tablet PCs and display systems development.
Amortization of Intangible Assets
Intangible asset amortization for the three months ended June 30, 2007 totaled $0.1 million, consistent with $0.1 million for the quarter ended July 1, 2006, entirely related to intangible assets acquired from IDS.
Interest Income
Interest income consists of interest earned on our cash balances invested primarily in a money market account. Interest income was $0.6 million for three months ended June 30, 2007, consistent with $0.6 million for the three months ended July 1, 2006.
Income Taxes
We recorded income tax expense of $0.6 million for the three months ended June 30, 2007, compared to income tax expense of $0.8 million for the three months ended July 1, 2006. The $0.2 million decrease is primarily a result of lower earnings and a lower effective tax rate. The Company’s effective tax rate was 31% for the three months ended June 30, 2007 and 36% for the three months ended July 1, 2006. The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to the incremental impact of state income taxes offset by reductions for the manufacturers’ deduction and research and experimentation tax credits currently available for federal income tax purposes.
The decrease in the effective rate for the third quarter of fiscal 2007 when compared to the third quarter of 2006 is primarily due to the impact of the $0.4 million goodwill impairment recorded in fiscal 2006 which had no income tax benefit and changes in the tax law related to the research and development credit. The research and development credit expired December 31, 2005, so there was no benefit recorded for the third quarter of 2006. However, Congress passed a bill in December 2006 reinstating the credit. Therefore, we were able to record the benefit in the third quarter of fiscal 2007. We expect our effective tax rate to be 30% for fiscal 2007.

Nine Months ended June 30, 2007 compared to Nine Months ended July 1, 2006
Net Sales
The following table shows our net sales by our two business segments and the markets they serve (in thousands, except percentages):

	Nine Months Ended
	June 30,	July 1,
	2007	2006
Microelectronic Segment
Military/Industrial Market	$32,653	$30,972
Commercial Market	11,796	15,341

	44,449	46,313

Display Segment
Military/Industrial Market	8,062	8,844
Commercial Market	25,206	24,046

	33,268	32,890

Total	$77,717	$79,203

Microelectronic Segment
Military/Industrial Market	42%	39%
Commercial Market	15%	20%

	57%	59%

Display Segment
Military/Industrial Market	10%	11%
Commercial Market	33%	30%

	43%	41%

Total	100%	100%

Net sales were $77.7 million for the nine months ended June 30, 2007, a decrease of $1.5 million, or 2%, from $79.2 million for the nine months ended July 1, 2006.
Military/industrial sales in the microelectronic segment were $32.6 million, an increase of $1.6 million, or 5%, for the nine months ended June 30, 2007 from $31.0 million for the nine months ended July 1, 2006. The increase in sales is primarily due to the shipment of increased orders received in recent quarters. We expect fiscal 2007 sales to increase over fiscal 2006.
Commercial sales in the microelectronic segment were $11.8 million for the nine months ended June 30, 2007, a decrease of $3.5 million, or 23% from $15.3 million for the nine months ended July 1, 2006. Approximately $0.9 million of the decrease was due to softness in the high-end server business in the first quarter and the resulting lower demand for our product. We began to experience the decrease in the second half of fiscal 2006 and expect this trend to continue. We also experienced decreased demand for a customer’s hotel entertainment systems due to a slowdown in their business and the acquisition of this customer by a competitor. The existing backlog will be shipped in the fourth quarter and we are uncertain at this time of the expected sales volume with the acquirer as they continue their integration. This decrease has been partially offset by business obtained from new customers. We expect fiscal 2007 sales to be down over fiscal 2006.
Military/industrial sales in the display segment were $8.1 million for the nine months ended June 30, 2007, a decrease of $0.8 million, or 9%, from $8.9 million for the nine months ended July 1, 2006. The decrease was primarily due to programs reaching their end of life which have been partially offset by new orders. We expect fiscal 2007 sales to be lower than fiscal 2006.
Commercial sales in the display segment were $25.2 million for the nine months ended June 30, 2007, an increase of $1.2 million, or 5%, from $24.0 million for the nine months ended July 1, 2006. Increases in sales to our tablet PC customers and a medical customer were somewhat offset by the decrease in sales to our appliance customers. We expect fiscal 2007 sales to be consistent with fiscal 2006.
During the nine months ended June 30, 2007, no one customer accounted for more than 10% of our total net sales. However, Hewlett Packard Corporation accounted for $5.6 million, or 17%, of display segment net sales.
During the nine months ended July 1, 2006, no one customer accounted for more than 10% of our total net sales. However, On Command Corporation accounted for $5.9 million, or 13%, of microelectronic segment net sales, while Motion Computing and Whirlpool accounted for $3.3 million and $3.2 million, respectively, or 10% each, of display segment net sales.
The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, sales of our membrane keypad products, which totaled $10.0 million in the nine months ended June 30, 2007, are subject to seasonal fluctuations relating to increased home appliance sales in the spring and fall. Historically, military sales have been strongest during our fiscal fourth quarter.
Gross Profit
The following table illustrates our two segments’ gross margin percentages by the markets they serve:

	Nine Months Ended
	June 30,	July 1,
	2007	2006
Microelectronic Segment
Military/Industrial Market	47%	49%
Commercial Market	8%	20%

Microelectronic Segment Total	37%	39%

Display Segment
Military/Industrial Market	41%	40%
Commercial Market	14%	13%

Display Segment Total	20%	20%

Company Total	30%	31%
Gross profit was $23.2 million for the nine months ended June 30, 2007, a decrease of $1.5 million, or 6%, from $24.7 million for the nine months ended July 1, 2006. For the nine months ended June 30, 2007, gross margin as a percentage of net sales was 30%, less than the 31% for the nine months ended July 1, 2006.
Gross profit for the microelectronic segment was $16.4 million for the nine months ended June 30, 2007, a decrease of $1.7 million, or 9%, from $18.1 million for the nine months ended July 1, 2006. The decrease in microelectronic segment gross profit was caused by a $2.0 million decrease in gross profit in our commercial products, offset by a $0.3 million increase in our military/industrial products. Gross margin as a percentage of microelectronic net sales was 37% for the nine months ended June 30, 2007 and 39% for the nine months ended July 1, 2006. The decrease in gross profit for our commercial products was the result of lower sales volume combined with a lower margin product mix and underabsorbed overhead. The increase in our military products gross profit was the result of higher sales volume offset by a lower margin product mix. Gross profit is highly driven by product mix and volume; therefore it will fluctuate on a quarterly basis as the percentage of military versus commercial as a percentage of the total changes.
Gross profit for the display segment was $6.8 million for the nine months ended June 30, 2007, an increase of $0.2 million, or 3%, from $6.6 million for the nine months ended July 1, 2006. This increase in gross profit was the result of an increase in the commercial products gross profit of $0.4 million, offset by a decrease in the military/industrial products gross profit of $0.2 million. Gross margin as a percentage of display segment net sales was 20% for the nine months ended June 30, 2007, consistent with 20% for the nine months ended July 1, 2006. The increase in gross profit for the commercial products is primarily the result of a higher sales volume, while the decrease in gross profit for the military/industrial products is the result of lower sales volume.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense, selling expenses (including commissions), information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $15.9 million for the nine months ended June 30, 2007, an increase of $1.6 million, or 11%, from $14.3 million for the nine months ended July 1, 2006. The increase in selling expenses of $1.6 million was primarily due to the hiring of additional sales executives to support the long term growth of the organization and higher commissionable sales. General and administrative expenses remained consistent with the same prior year period.
Selling, general and administrative expenses as a percentage of net sales were 20% for the nine months ended June 30, 2007 and 18% for the nine months ended July 1, 2006. The increase is primarily the result of our increased investment in our sales force. Due to the continued compliance requirements related to the Sarbanes-Oxley Act, the expense related to the adoption of SFAS 123(R) and our expanded sales force, we expect selling, general and administrative expenses to average 18% to 20% in the future.
Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $5.1 million for the nine months ended June 30, 2007, consistent with $5.1 million for the nine months ended July 1, 2006. We are committed to the research and development of new and existing products. Historically, research and development expenses have averaged 5% to 6% of net sales. However, we expect research and development expenses to average 7% for fiscal 2007.
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
Amortization of Intangible Assets
Intangible asset amortization for the nine months ended June 30, 2007 totaled $0.4 million, consistent with the nine months ended July 1, 2006, entirely related to intangible assets acquired from IDS.
Interest Income
Interest income consists of interest earned on our cash balances invested primarily in a money market account. Interest income was $1.9 million for the nine months ended June 30, 2007, an increase of $0.4 million, or 27%, from $1.5 million for the nine months ended July 1, 2006. This increase is attributable to the increase in invested balances between periods, primarily as a result of the reinvestment of cash flows from operations, and increased interest rates.

Income Taxes
Income tax expense totaled $1.0 million for the nine months ended June 30, 2007 compared to $2.1 million for the nine months ended July 1, 2006. The Company’s effective tax rate was 27% for the nine months ended June 30, 2007 and 35% for the nine months ended July 1, 2006. The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to incremental impact of state income taxes offset by reductions for the new manufacturers’ deduction and research and experimentation tax credits currently available for federal income tax purposes.
The decrease in the effective rate for the first nine months of fiscal 2007 when compared to the first nine months of fiscal 2006 is primarily due to changes in the tax law related to the research and development credit. Due to the provisions of SFAS No. 109, we recorded a benefit in the first quarter of fiscal 2007 of $150,000 for the reinstatement of the research and development credit back to January 1, 2006. The research and development credit expired December 31, 2005. Congress passed a bill in December 2006 reinstating the credit back to January 1, 2006. We expect our effective tax rate to be 30% for fiscal 2007.
Liquidity and Capital Resources
Cash and cash equivalents as of June 30, 2007 totaled $48.9 million. During the nine months ended June 30, 2007, cash used in operating activities was $0.5 million compared to cash provided by operating activities of $3.6 million in the prior year period. Investment in inventory and payments for the repurchase of stock were the primary uses of cash during the period. Depreciation and amortization totaled $2.9 million for the current year compared to $3.0 million for the prior year period. We expect depreciation and amortization to remain consistent over the next few quarters.
Purchases of property, plant and equipment during the nine months ended June 30, 2007 totaled $1.8 million, with $0.1 million remaining in accounts payable at quarter-end. The purchases included $1.4 million for our microelectronic manufacturing facilities and $0.4 million for our display and interface manufacturing facilities.
In connection with the decision to consolidate our two Phoenix locations (headquarters and Flower Street), we entered into a ten-year operating lease for the expanded headquarters/microelectronics building in fiscal 2005. The project and the consolidation were completed in the second quarter of fiscal 2006 and we incurred $4.1 million in improvements. We also put the Flower Street land and building in Phoenix on the market. In June 2007, the property went into escrow and the sale is scheduled to close in September 2007. We expect proceeds from the sale of the land and building to exceed our net book value of $1.6 million as of June 30, 2007; however, we do not expect any ultimate gain or loss to have a material impact on our consolidated results of operations.
Accounts receivable increased $1.9 million from the fiscal year ended September 30, 2006. Days sales outstanding at June 30, 2007 were 67 days, slightly higher than the 64 days at September 30, 2006. Our days sales outstanding typically approximates 62 days.
Inventories increased $10.9 million from the end of fiscal 2006. Inventory of $30.3 million as of June 30, 2007 represented 138 days of inventory on hand, more than the 94 days on hand at September 30, 2006. The levels of inventory fluctuate based on changes in expected production requirements, the fulfillment of orders and availability of raw materials. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to buy larger amounts of inventory per purchase and hold it for longer periods of time. This trend may increase our days of inventory on hand. During the third quarter of fiscal 2007, we purchased bonded inventory of die for customers, bought some end of life material, and experienced some customer delays in shipments, all of which contributed to the increase in inventory. We expect balances to remain higher than traditional levels as of the end of the fiscal year and to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our cash balances and operating cash flows.
Prepaid expenses and other current assets increased $0.7 million from the end of fiscal 2006. This increase was primarily due to prepayment of insurance, computer maintenance contracts and deposits.

Accounts payable increased $4.0 million from the end of fiscal 2006, primarily related to our increase in inventory.
Deferred revenue at June 30, 2007 was $4.0 million, an increase of $2.0 million, from $2.0 million at the end of fiscal 2006, primarily due to the purchase of bonded inventory for customers.
Accrued salaries and benefits were $0.2 million higher at June 30, 2007 compared to the end of fiscal 2006 due to the payment of accrued compensation, partially offset by higher vacation/sick balances and an additional week of payroll. Other accrued expenses were $0.9 million higher at June 30, 2007 compared to the end of fiscal 2006 primarily due to higher accrued commissions and income taxes payable partially offset by lower accrued warranty reserves.
On June 19, 2006, our Board of Directors authorized a stock repurchase program pursuant to which up to 5%, or 1,231,108 shares, of our outstanding common stock may be repurchased from time to time. The duration of the repurchase program was open-ended and was implemented through a Rule 10b5-1 Stock Purchase Plan. Under the program, we could purchase shares of common stock through the open market on a daily basis at prices equal to or less than $5.50 per share without further approval by the Board. The timing and amount of repurchase transactions under this program depended on market conditions and corporate and regulatory considerations. As of December 30, 2006, we had completed the program as we had purchased all 1,231,108 shares of our common stock authorized for repurchase under the program for a total cost of $6.4 million. On February 3, 2007, the Board of Directors authorized the repurchase of up to an additional 5%, or 1,175,642 shares, of the Company’s outstanding common stock. The repurchase program is being implemented through a Rule 10b5-1 Stock Purchase Plan, dated April 4, 2007. Purchases may be made at prices equal to or less than $5.50 per share beginning July 3, 2007 and the Plan shall terminate at the earlier of the repurchase of all shares or July 3, 2008.
On April 3, 2007, the Company entered into a $30.0 million revolving line of credit agreement with JPMorgan Chase Bank, N.A. Borrowings under the revolving line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” A commitment fee of 0.125% is charged on the unused portion of the line. The line expires on March 31, 2009. This agreement replaces the previous JPMorgan Chase Bank, N.A. Loan and Security Agreement which expired on March 31, 2007. We are in compliance with all debt covenant requirements contained in our revolving line of credit agreement. As of June 30, 2007, there were no borrowings against the revolving line of credit, and we have not borrowed against any credit facility since April 2003.
We believe that our existing sources of liquidity, including expected cash flows from operating activities, existing cash balances, and existing credit facilities will satisfy our expected cash requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
Contractual Obligations
We have entered into certain long-term contractual obligations that will require various payments over future periods as follows (in thousands):

	Payments Due by Period as of June 30, 2007
		Less than	2-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$9,047	$1,570	$2,786	$1,785	$2,906
Pension funding (1)	—	—	—	—	—

Total Contractual Obligations	$9,047	$1,570	$2,786	$1,785	$2,906

(1)	We are committed to meeting the annual minimum funding requirements relating to our pension plan, which covers 30 active employees at our Fort Wayne facility. There were no contributions to the pension plan in the first nine months of fiscal 2007. The Company does not expect minimum funding requirements to be material. The Company may also make contributions to the pension fund in excess of the minimum funding requirements during any year.
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
We may, in the future, be subject to certain risk as a result of our revolving line of credit. In this regard, we may be specifically subject to changes in the “prime rate” based on Federal Reserve actions and fluctuations in the LIBOR. As of June 30, 2007, we had no borrowings on our revolving line of credit with JPMorgan Chase Bank, N.A. In the event we borrow against our revolving line of credit, the interest charged on these borrowings would be at the lower of the bank’s “prime rate” or the London Interbank Offered Rate (“LIBOR”) plus 1.5%. During the three months ended June 30, 2007, the bank’s “prime rate” averaged 8.25% and was 8.25% as of June 30, 2007. From September 30, 2006 to June 30, 2007, the banks “prime rate” has remained at 8.25%. As of June 30, 2007, the LIBOR was 5.40%. In the event we begin borrowing against our revolving line of credit, quarterly interest expense (at 6.90%) would be $17,250 for every $1.0 million borrowed. A hypothetical interest rate increase of 1% would increase interest expense by $2,500 per $1.0 million borrowed on a quarterly basis. We believe that moderate interest rate increases would not have a material adverse impact on our consolidated results of operations or financial position.
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
We have evaluated, under the supervision and with the participation of management, including our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our management, including our CEO and CFO, concluded that as of June 30, 2007 our disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management, including our CEO and CFO, has also concluded that our disclosure controls are designed to reasonably ensure such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Furthermore, our disclosure controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al. (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors (the “Defendants”). The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint was filed on or about February 14, 2005. The Defendants’ motions to dismiss the consolidated complaint were granted on February 14, 2006. The plaintiffs filed an amended complaint on April 17, 2006 (the “Complaint”). Like the dismissed complaint, the new Complaint alleged, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, and issued a misleading registration statement and prospectus in connection with the Company’s July 2003 secondary offering. The Complaint sought unspecified monetary damages. Defendants filed a motion to dismiss the new Complaint in June 2006. While Defendants’ motions were pending, the parties reached an agreement to settle the lawsuit. Pursuant to the terms of the agreement, the Company’s insurance carrier will pay the entire $5.7 million settlement amount (of which at least $0.7 million will come from the derivative settlement agreement described below). The Court granted preliminary approval of the settlement agreement on December 16, 2006. The members of the settlement class were notified of the settlement and allowed an opportunity to object before the Court granted final approval of the settlement agreement. The Court held a hearing on May 7, 2007, at which time the Court granted final approval of the settlement, entered judgment and dismissed the lawsuit with prejudice. The Company has recorded a liability in its financial statements for the amount of the settlement of $5.7 million. In addition, because the insurance carrier has agreed to pay the entire $5.7 million settlement and recovery from the insurance carrier is probable, a receivable has also been recorded for the same amount. Accordingly, there is no impact to the Company’s statements of operations or cash flows because the amounts of the settlement and the insurance recovery fully offset each other.
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
While we had consistent bookings in fiscal 2006 and strong bookings in the first nine months of fiscal 2007, no assurances can be given that this trend will continue. We believe that because of the unexpected length and cost of the war in Iraq and as part of a broad overhaul of U.S. priorities, funds for weapons and equipment have been reallocated away from high technology programs to areas that we do not supply, such as personnel and infrastructure in support of the war’s operations. In addition, the United States defense industry is moving toward the purchase of commercial off-the-shelf products rather than those designed and manufactured to higher military specifications. To the extent that our products are substituted with commercial off-the-shelf products, our operations would suffer. Even if military spending continues to increase, these shifts in military spending would also negatively affect our sales and profits. In addition, we obtain many U.S. government contracts and subcontract through the process of competitive bidding. We may not be successful in having our bids accepted. Ultimately, our sales and profits connected to military spending and defense-related companies are subject to many factors that are beyond our control and trends and events that are difficult to predict.
We have a concentrated customer base and, as a result, our net sales could decline significantly if we lose a major customer.
A large portion of our net sales has been derived from sales to a small number of our customers. Our five largest customers accounted for 25% of our net sales during the first nine months of fiscal 2007 and 28% of our net sales in fiscal 2006. Our customers are not subject to any minimum purchase requirements and can discontinue the purchase of our products at any time. In the event one or more of our major customers reduces, delays or cancels orders with us, and we are not able to sell our services and products to new customers at comparable levels, our net sales could decline significantly. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our financial position and results of operations.

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

WHITE ELECTRONIC DESIGNS CORPORATION
/s/ Hamid R. Shokrgozar
Hamid R. Shokrgozar
President and Chief Executive Officer

/s/ Roger A. Derse
Roger A. Derse
Vice President and Chief Financial Officer Date: August 9, 2007