Form 10-K
period 2007-09-29
WHITE ELECTRONIC DESIGNS CORP
filed 2007-12-13
CIK 13606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: September 29, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-4817

WHITE ELECTRONIC DESIGNS CORPORATION
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-0905052 (I.R.S. Employer Identification No.)
3601 E. University Drive Phoenix, Arizona (Address of principal executive offices)	85034 (Zip Code)

Registrant’s telephone number, including area code: (602) 437-1520

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, stated value $.10 per share	NASDAQ Global Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $127,474,000 as of March 30, 2007, based upon the sale price on the NASDAQ Global Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock on December 11, 2007 was 22,568,345.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement prepared in connection with the 2008 Annual Meeting of Shareholders to be held on March 6, 2008 are incorporated by reference into PART III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Annual Report on Form 10-K (“Form 10-K”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and documents incorporated herein by reference contain “forward-looking statements” including financial projections regarding future events and our future results that are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995, as amended, provides a “safe harbor” for such forward-looking statements. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases regarding expectations, generally identify forward-looking statements.

We intend to qualify both our written and/or oral forward-looking statements made from time to time in connection with filings with the Securities and Exchange Commission (“SEC”) or in public news releases for protection under the safe harbors discussed above. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they are based largely on management’s expectations and because they are estimates, such statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Form 10-K, including those set forth in the Notes to the Consolidated Financial Statements, the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and under the subheading entitled “Risk Factors,” describe factors that could contribute to or cause actual results to differ materially from our expectations. Some factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, but are not limited to, the following:

•	the loss of one or more principal customers or delays or cancellations of orders due to the impact of adverse business conditions or price competition on one or more principle customers;

•	the inability to procure required components and raw materials;

•	any downturn in the semiconductor, electronics, home appliance, telecommunications or other markets in which we operate, which could cause a decline in selling unit prices or volume;

•	reductions in military spending or changes in the acquisition requirements for military products;

•	the inability to develop, introduce and sell new products or the inability to develop new manufacturing technologies;

•	the failure of customers to accept our anti-tamper processing or the development of improved anti-tamper processing by competitors;

•	the ability to locate appropriate acquisition candidates, negotiate an appropriate purchase price, and integrate into our business the people, operations, and products from acquired businesses; and

•	changes or restrictions in the practices, rules and regulations relating to sales in international markets.

In addition, new factors, other than those identified in this Form 10-K, may emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements. We do not undertake, and we specifically disclaim, any obligation to publicly update or revise any forward-looking statement contained in this Form 10-K or in any document incorporated herein by reference, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

We are an Indiana corporation, originally incorporated in 1951 as Bowmar Instrument Corporation (“Bowmar”). On October 26, 1998, Bowmar merged with Electronic Designs, Inc. (“EDI”). In connection with the merger, Bowmar changed its name to White Electronic Designs Corporation. At the time of the merger, Bowmar was a manufacturer of high reliability electronic components and interface and mechanical devices, mainly for military applications. EDI was a manufacturer of commercial memory products for the telecommunications and data communications markets and also had a small “ruggedized” (manufactured to perform in harsh environments) display business serving the military and industrial markets. The merger provided us with a diversified platform to expand our product offerings within both the military and commercial markets. In order to complement our military/industrial display business, we acquired Panelview, Inc. (“Panelview”) in January 2001. Panelview was a designer and manufacturer of enhanced commercial flat panel display products. Following the acquisition, we consolidated our display operations into our Panelview subsidiary. In January 2003, we acquired Interface Data Systems, Inc. (“IDS”), a designer and manufacturer of membrane keypads, flexible circuits, sensors, control panels and handheld and desktop electronic devices. This acquisition allowed us to expand our interface device product offerings and enhance our subsystem solutions. In addition, with IDS’ design and manufacturing capabilities, we can offer fully integrated system level solutions. In September 2003, we completed our consolidation of manufacturing operations for our commercial memory microelectronic products by moving operations from our former facility in Marlborough, Massachusetts to our IDS facility in Phoenix, Arizona. In October 2004, we made the decision to consolidate our two Phoenix locations and sell the IDS facility and land. We completed the consolidation in the second quarter of fiscal 2006 and sold the facility and land in September 2007.

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

BUSINESS SEGMENTS

We have two business segments, each of which requires different design and manufacturing resources and generally serves customers in different markets. The microelectronic segment accounted for 58% of our total net sales in fiscal 2007, while the display segment accounted for 42% of our total net sales in fiscal 2007. Financial information for our business segments is disclosed in Note 16 of the Notes to the Consolidated Financial Statements.

MICROELECTRONIC SEGMENT

Our microelectronic segment manufactures semiconductor multi-chip packaged products primarily for memory storage. Our products in the microelectronic segment are generally sold to military prime contractors and commercial OEMs in the aerospace, defense, military equipment, computer networking and telecommunication/ datacommunication industries. Certain industries require these semiconductor parts to pass specific qualifications due to the application requirements for those products. A commercial grade product generally meets the standard of industries such as the consumer electronic, computer networking and telecommunication/datacommunication industries. Higher performing products, also known as high-reliability products, are needed in certain industries such as aerospace, defense, and military equipment and systems, and are often referred to as “military” products. Military products are designed to meet more stringent standards and are resistant to adverse conditions such as high and low temperature extremes. High-reliability products can also be used in commercial and industrial applications where products are exposed to harsh conditions.

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

Backlog

The backlog for microelectronic products, represented by firm customer purchase orders, was $46.0 million and $33.4 million at the end of fiscal years 2007 and 2006, respectively. The increase over the previous year was primarily due to additional orders of $13.2 million as shipments in fiscal 2007 were consistent with those in fiscal 2006. Approximately 73% of the segment’s fiscal year-end 2006 backlog was shipped during fiscal 2007, with the remaining backlog scheduled for shipment in fiscal 2008 and beyond. Approximately 60% of the fiscal 2007 year-end backlog is planned for shipment during fiscal 2008, with the remaining backlog scheduled for shipment in fiscal 2009 and beyond. The backlog after fiscal 2008 is a result of customer scheduling requirements for our products and not constraints on our capacity.

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

DISPLAY SEGMENT

The display segment serves a number of markets with products and solutions that are incorporated into tablet PCs, global positioning systems, automated teller machines, point-of-service (“POS”) order confirmation displays, home appliances, consumer electronics, medical devices, outdoor displays, military and commercial avionics and various other military applications. Our products in the display segment are generally sold to the high-end industrial markets, including commercial avionics. Our display solutions include enhanced viewing liquid crystal flat panel display products, interface devices and electromechanical assemblies. Enhanced viewing liquid crystal displays (“LCDs”) and sunlight readable displays can be used in either ruggedized or commercial applications. Ruggedized displays are manufactured to perform in harsh environmental conditions, while commercial display products offer greater viewing performance than off-the-shelf displays but are not designed for harsh environmental conditions. Interface devices include electromechanical components and instrument packages that can consist of ruggedized keyboards, aircraft trim panels, rotating devices, mechanical packages, membrane keypads, silver flexible circuits, graphic overlays, control panels and keypad/controller assemblies.

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

The following table describes key products that we sell in the display segment and some of their applications:

PRODUCT		SAMPLE APPLICATION

Military/Industrial:
•	Mechanical components	•	Impulse counters, altitude counters, rounds counters, logicator F-16 trim panel
•	Super bright low reflectance technology (SBLR) & Max-Vutm technology	•	Ground based vehicles, such as the Abrams M1A2 Tank
		•	Aircraft displays, such as the Apache Helicopter and the F-16 Fighting Falcon
		•	Cockpit instrumentation; marine navigation
		•	Global positioning systems (GPS)
Commercial:
•	Max-Vutm process technology	•	Mobile Personal Computers (“PC”), Tablet PCs
•	Display module assembly	•	Patient monitors
•	Optically enhanced displays	•	Drive-thru kiosks; medical instruments; Point-of-Service (POS) terminals; notebook PCs; automotive test equipment
•	Membrane keypads	•	Home appliances
•	Keypad modules	•	Hand-held barcode applications

Backlog

The display segment backlog, represented by firm customer purchase orders, was $28.5 million and $19.2 million at the end of fiscal years 2007 and 2006, respectively. The increase from the previous year was attributable to an overall increase in orders of $5.4 million and the timing of orders and shipments as we shipped $5.2 million more in the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2007. Approximately 96% of this segment’s fiscal 2006 year-end backlog was shipped during fiscal 2007, while the remaining backlog is scheduled for shipment in fiscal 2008 and beyond. Approximately 63% of the fiscal 2007 year-end backlog is expected to be shipped during fiscal 2008, with the remaining backlog scheduled for shipment in fiscal 2009 and beyond. The backlog after fiscal 2008 is a result of customer scheduling requirements for display and military mechanical products and not constraints on our capacity.

Competition

The principal elements of competition among display product suppliers are display performance (i.e., brightness, color capabilities, contrast and viewing angle), size and weight, design flexibility, power usage, durability, ruggedness and cost. While the primary competition for the active matrix liquid crystal display (“AMLCD”) is currently cathode ray tube displays, our products compete with other flat panel displays including gas plasma and electro-luminescent displays. We believe that price, product reliability and the ability to meet delivery schedules are key competitive factors. In all phases of our operations, we compete primarily based on performance, quality, durability and price. We have a number of present and potential competitors, including customers, many of which have greater financial, technical, marketing, distribution and other resources than we do.

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

SALES, MARKETING AND DISTRIBUTION

We use an integrated sales approach to closely manage relationships at multiple levels of the customer’s organization, including management, engineering and purchasing personnel. This approach involves a team consisting of a senior executive, a business development specialist, and members of our engineering department. Our sales team consists of approximately 32 people, including 7 sales managers. Our use of experienced engineering personnel as part of the sales effort enables close technical collaboration with our customers during the design and qualification phase of new equipment. We believe that this is critical to the incorporation of our products into our customers’ equipment. Some of our executive officers are actively involved in key aspects of our relationships with our major customers and work closely with our customers’ senior management. We also use manufacturers’ representatives, independent sales representatives and distributors as needed.

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

PRINCIPAL CUSTOMERS

Our customers consist mainly of military prime contractors and commercial OEMs, and the contract manufacturers who work for them, in the United States, Europe and Asia. Our segments have common customers, mainly in the aerospace defense industry. Sales to military customers accounted for $57.2 million, or 55%, of our net sales in fiscal 2007 as compared to $52.3 million, or 48%, in fiscal 2006. Sales to our commercial customers accounted for $47.1 million, or 45%, of our net sales in fiscal 2007, as compared to approximately $56.6 million, or 52%, in fiscal 2006.

In fiscal 2007, 2006 and 2005, no customer accounted for more than 10% of our total net sales. However, in fiscal 2007, Arrow Electronics accounted for 11% of microelectronic segment net sales, while Hewlett Packard Company, Motion Computing and General Electric accounted for 14%, 10% and 10% of display segment net sales, respectively. In fiscal 2006, On Command Corporation accounted for 12% of microelectronic segment net sales, while Hewlett Packard Company accounted for 18% of display segment net sales. And in fiscal 2005, On Command Corporation accounted for 15% of microelectronic net sales, while NCR Corporation accounted for 18% of display segment net sales.

Total foreign sales for fiscal 2007, 2006 and 2005 were approximately $30.4 million, $31.1 million and $20.7 million, respectively. Additional information concerning sales by geographic area and business segments can be found in Note 16 of the Notes to the Consolidated Financial Statements.

FOREIGN OPERATIONS

For information regarding risks associated with our foreign operations, see Part I, Item 1A “Risk Factors.” Our international operations subject us to risks inherent in doing business on an international level that could adversely impact our results of operations.

RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT

Our research and development efforts primarily involve engineering and design relating to:

•	developing new products;

•	improving existing products;

•	adapting existing products to new applications; and

•	developing prototype components for specific programs.

Some of our product development costs are recoverable under contractual arrangements; however, the majority of these costs are self-funded. Our research and development expenditures approximated $6.8 million, $6.6 million and $5.6 million in fiscal 2007, 2006 and 2005, respectively. We believe that strategic investment in process technology and product development is essential for us to remain competitive in the markets we serve. We are committed to maintaining appropriate levels of expenditures for product development.

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

International Trade Regulations

We must comply with laws concerning the export of material used exclusively for military purposes. The export of these types of materials is covered under International Traffic in Arms Regulations (“ITAR”) laws. We applied for and received a two-year license, which expires in July 2008, which allows us to export materials covered under these regulations.

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

INTELLECTUAL PROPERTY

We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. The products we sell from both our microelectronic segment and our display segment require a large amount of engineering design and manufacturing expertise. The majority of these technological capabilities, however, are not protected by patents and licenses. We rely on the expertise of our employees and our learned experiences in both the design and manufacture of our products. It is possible (and it has occurred in the past) that a competitor may also learn to design and produce products with similar performance abilities as our products. An increase in the sophistication of our competitors’ products may result in increased competition and a reduction of sales for our products.

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

We were granted one new patent from the United States Patent and Trademark Office during fiscal 2007 for our Spray Coating Apparatus and Fixtures technology. This patent expires in January 2023. We were also granted one new patent from the Taiwan Patent and Trademark Office and the China Patent and Trademark Office for our Super Bright Low Reflectance technology. The Taiwan patent expires in January 2020 and the China patent expires in February 2027. We have applied for ten other patents, five of which relate to our anti-tamper manufacturing process, which are currently under review.

EMPLOYEES

As of November 30, 2007, we had approximately 395 employees, including 32 in sales, 9 in marketing, 58 in research, development and engineering, 246 in manufacturing and quality assurance, and 50 in general and administrative. Approximately 29 of our active employees in the display segment are employed pursuant to a three-year collective bargaining agreement covering workers at our Fort Wayne, Indiana facility that was ratified on November 20, 2007. The contract will expire on November 15, 2010. We believe our relationship with our employees is good.

FINANCIAL INFORMATION BY GEOGRAPHIC SEGMENT

See Note 16 of the Notes to the Consolidated Financial Statements for information relating to foreign sales by geographic segment.

AVAILABLE INFORMATION

We make available, free of charge on or through our internet site www.whiteedc.com, the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

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

While we had increased bookings in fiscal 2007, no assurances can be given that this trend will continue going forward. We believe that because of the unexpected length and cost of the war in Iraq and as part of a broad overhaul of U.S. priorities, funds for weapons and equipment have been reallocated away from high technology programs to areas that we do not supply, such as personnel and infrastructure in support of the war’s operations. In addition, the United States defense industry is moving toward the purchase of commercial off-the-shelf products rather than those designed and manufactured to higher military specifications. To the extent that our products are substituted with commercial off-the-shelf products, our operations would suffer. Even if military spending continues to increase, these shifts in military spending would negatively affect our sales and profits. In addition, we obtain many U.S. government contracts and subcontracts through the process of competitive bidding. We may not be successful in having our bids accepted. Ultimately, our sales and profits connected to military spending and defense-related companies are subject to many factors that are beyond our control and trends and events that are difficult to predict.

Our goodwill and intangible assets have been impaired, and may become impaired in the future.

We have goodwill and intangible assets resulting from our acquisitions, specifically Panelview and IDS. At least annually, we evaluate the goodwill for impairment based on the fair value of the related reporting units. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company. These changes have in the past, and may in the future, result in an impairment that would require a material non-cash charge to our results of operations. In the third quarter of fiscal 2006, we recorded an impairment of goodwill to our interface electronics reporting unit in Columbus, Ohio. Our annual review of goodwill in the fourth quarter of fiscal 2005 resulted in the impairment of goodwill to our commercial microelectronic reporting unit in Phoenix and our display reporting unit in Oregon.

We also regularly evaluate intangible assets for impairment. In the fourth quarter of fiscal 2007, we recorded an impairment of our intangible asset related to customer relationships recorded in 2003 as part of the Phoenix-based IDS reporting unit. See Notes 2 and 6 of the Notes to the Consolidated Financial Statements for additional information.

We have made and may make other acquisitions and cannot assure you that any potential acquisition will be successful.

While we made our last acquisition in January 2003, we are looking for strategic opportunities to grow and diversify our product offerings through acquisitions. There can be no assurance that we will be successful in identifying appropriate acquisition candidates or integrating products and operations with any such candidates that we may acquire. Any such acquisitions could involve the dilutive issuance of equity securities and/or the incurrence of debt. In addition, acquisitions may involve numerous additional risks, including:

•	exposure to unanticipated liabilities of an acquired company;

•	the potential loss of key customers or key personnel of an acquired company;

•	the recording of goodwill and intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	the diversion of the attention of our management team from other business concerns;

•	the risk of entering into markets or producing products where we have limited or no experience, including the integration of the purchased technologies and products with our technologies and products; and

•	our ability to assess, integrate and implement internal controls of an acquired company in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

A large portion of our net sales has been derived from sales to a small number of our customers. Our five largest customers accounted for approximately 25% of our net sales in fiscal 2007 and 28% in fiscal 2006. Our customers are not subject to any minimum purchase requirements and can discontinue the purchase of our products at any time. In the event one or more of our major customers reduces, delays or cancels orders with us, and we are not able to sell our services and products to new customers at comparable levels, our net sales could decline significantly. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our results of operations.

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

We are a party to lawsuits in the normal course of our business. In addition, we have been defendants in several shareholder class action lawsuits. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.

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

•	our inability to adjust expenses for any particular quarter in response to net sales shortfalls because a substantial component of our operating expenses are fixed costs;

•	the cyclical nature of the markets in which we serve, in particular with respect to our membrane keypad business;

•	any adverse changes in the mix of products and types of manufacturing services that we provide (i.e., high volume and low complexity commercial keypads have lower gross margins than high complexity microelectronic devices for defense contractors);

•	the complexity of our manufacturing processes and the sensitivity of our production costs to declines in manufacturing yields, which make yield problems both possible and costly when they occur;

•	expenses associated with acquisitions; and

•	general economic conditions.

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

Slow growth in these markets in which we sell our products could reduce our sales, adversely affecting our business, financial condition and results of operations. For example, decreases in demand in the consumer electronics and home appliance markets, could negatively impact our sales and profits in our display segment.

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

We use manufacturing resources in Asia, which limits our control of the manufacturing process.

As part of our strategy to decrease manufacturing costs, we outsource some of our manufacturing requirements to strategic partners in Taiwan, China and the Philippines. Outsourcing, particularly with international manufacturers, carries certain risks which could adversely and materially affect our financial condition and results of operations, including:

•	the outsourcing contractors’ inability to manufacture products that meet our technical specifications and that have minimal defects;

•	the outsourcing contractors’ inability or unwillingness to honor their product warranties;

•	the future possibility of financial insolvency, labor concerns and the lack of predictability related to general business condition of our outsourcing contractors;

•	unexpected changes in and the burdens and costs of compliance with a variety of foreign laws and regulatory requirements;

•	increased chances of our intellectual property being infringed as a result of the failure of foreign governments to enforce the protection of intellectual property rights;

•	political and economic instability in overseas locations; and

•	global health related concerns, such as SARS, Avian Flu and other health epidemics and viruses.

We are dependent on international markets for a large portion of our purchases and sales.

Foreign suppliers of semiconductor and display related materials are regularly threatened with, or involved in, pending trade disputes and sanctions. If trade disputes or sanctions arise that affect our suppliers, we may be unable to obtain access to critical sources of raw materials that we need to produce our products, in which event our business could be materially adversely affected.

We anticipate that our foreign sales will continue to account for a significant portion of our net sales. If the United States government placed restrictions on exporting military technology using our products in countries where we have customers, or vendors, it could cause a significant reduction in our sales. Our foreign sales are subject to the following risks:

•	fluctuations in foreign currencies, which may adversely affect the prices of our products and the prices of raw materials used in our products;

•	trade disputes;

•	changes in regulatory requirements, license requirements, tariffs and other trade barriers;

•	the possibility of quotas, duties, taxes or other changes or restrictions upon the importation or exportation of our products implemented by the United States government or foreign governments;

•	the timing and availability of export or other licenses;

•	general political and economic conditions in the countries in which we sell our products;

•	language and other cultural differences which may inhibit our sales and marketing efforts;

•	costs of complying with a variety of foreign laws, including import or export licensing requirements;

•	difficulty of accounts receivable collections;

•	increased chances of our intellectual property being infringed as a result of the failure of foreign governments to enforce the protection of intellectual property rights; and

•	public health issues that could disrupt local economies.

If we are unable to retain employees with key technical expertise or we are otherwise unable to protect our intellectual property, or if we are found to have infringed third party intellectual property rights, our financial condition and future prospects could be materially harmed.

The products that we sell from both our microelectronic segment and our display segment require a large amount of engineering design and manufacturing expertise. However, the majority of our technological capabilities are not protected by patents and licenses. We rely on the expertise of our employees, and our learned experiences in both the design and manufacture of our products. If we were to lose one or more of our key employees, then we would likely lose some portion of our institutional knowledge and technical know-how. It is possible (and it has occurred in the past) that a competitor may also learn to design and produce products with similar performance abilities as our products. If a competitor were to do so, it may result in increased competition, and a reduction of sales for our products.

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

Our success depends to a significant degree upon the continued contributions of our senior management and other key personnel. The loss of the services of any of our senior management or other key personnel could adversely affect our business. We may not be able to retain these employees and searching for their replacements could divert the attention of other senior management and increase our operating expenses. Of our current executive officers, only Hamid Shokrgozar, our President and Chief Executive Officer, has an employment contract with us, while our two other executive officers have change in control agreements. We currently do not maintain any key person life insurance. To manage our operations effectively, we may need to hire and retain additional qualified employees including in the areas of product design, engineering, operations management, manufacturing production, sales, accounting and finance. We may have difficulty recruiting these employees or integrating them into our business. Employee retention can also be challenging following acquisitions, with respect to current and integrated employees. Accordingly, in the event of a future acquisition or strategic transaction, we and our employees may face challenges and distractions that may adversely affect our financial condition and operating results.

Our failure to comply with environmental regulations could subject us to costs and production delays.

We currently use limited quantities of hazardous materials common to our industry in connection with the production of our products. We must follow federal, state and local environmental laws and regulations regarding the handling, storage and disposal of these materials. To our knowledge, we are currently in material compliance with all federal, state and local environmental laws and regulations regarding the handling, use, storage and disposal of these materials. We could be subject to fines, suspensions of production, alteration of our manufacturing processes or interruption or cessation of our operations if we fail to comply with present or future laws or regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. These regulations could require us to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations. Our failure to control the handling, use, storage or disposal of, or adequately restrict the discharge of, hazardous substances could subject us to liabilities and production delays, which could cause us to miss our customer’s delivery schedules, thereby reducing our sales for a given period. We may also have to pay regulatory fines, penalties or other costs (including remediation costs), which could materially reduce our profits and adversely affect our financial condition.

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

In addition to following the general pattern of decreasing average selling prices, the selling prices for certain products, particularly DRAM, Double Data Rate (“DDR”) II products and LCDs, fluctuate significantly with real and perceived changes in the balance of supply and demand for these products. If we are unable to decrease per unit manufacturing costs faster than the rate at which average selling prices continue to decline, our business, financial condition and results of operations will be seriously harmed. In addition, we expect our competitors to invest in new manufacturing capacity and achieve significant manufacturing yield improvements in the future. These developments could result in a dramatic increase in worldwide supply and result in associated downward pressure on prices.

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

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, make required capital investments, design, develop, manufacture, market and sell services and products that meet our customers’ changing needs, and successfully anticipate or respond to technological changes on a cost effective and timely basis. Our sales will be reduced, either through loss of business to our competitors or discontinuance of our products in the market, if any of the following occur:

•	we fail to complete and introduce new product designs in a timely manner;

•	we are unable to design and manufacture products according to the requirements of our customers;

•	our customers do not successfully introduce new systems or products incorporating our products;

•	market demand for our new products does not develop as anticipated;

•	we are unable to obtain raw materials in a timely manner or at favorable prices;

•	we are unable to maintain pricing to sustain or grow our gross margins; or

•	we fail to anticipate our customers’ changing needs and emerging technological trends.

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

Increasing competition could reduce the demand for our products.

Although we believe we have certain competitive advantages, each of our markets is highly competitive. Many of our competitors have, and potential competitors could have, greater name recognition, a more extensive product base, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources. New or existing competitors may also develop new technologies that could adversely affect the demand for our products. If any of the foregoing occurs, our results of operations and financial condition could be materially adversely affected.

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

Terrorism and the global responses to terrorism, the unsettled world political situations and perceived nuclear threats increase uncertainties with respect to many of our businesses and may adversely affect our business and results of operations.

Terrorism and the global responses to terrorism, the unsettled world political situations and perceived nuclear threats increase uncertainties with respect to U.S. and other business and financial markets. Several factors associated, directly or indirectly, with terrorism, the Iraq situation and perceived nuclear threats and responses may adversely affect us. We will predominately be uninsured for losses and interruptions caused by terrorist acts or acts of war.

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

We currently have a shareholders’ rights plan, commonly referred to as a “poison pill”, in place. This poison pill will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our Board of Directors, and may have the effect of deterring future takeover attempts. The practical effect of a poison pill is to require a party seeking control of us to negotiate with our Board of Directors, which could delay or prevent a change in control of the Company and the replacement or removal of management. This poison pill, coupled with other antitakeover provisions in our charter documents and under Indiana law, could discourage a future takeover attempt which individual shareholders might deem to be in their best interests or in which shareholders would receive a premium for their shares over current prices.

Our stock price has been volatile.

The price of our common stock fluctuates. The trading price of our common stock could be subject to wide fluctuations in response to:

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

The following table sets forth the locations and general characteristics of the physical properties that we own or lease in connection with the conduct of our business:

	Square
Location	Footage	Primary Segment	Own/Lease

Phoenix, Arizona (Headquarters)	74,000	Microelectronic	Lease
Hillsboro, Oregon	58,000	Display	Lease
Fort Wayne, Indiana	75,000	Display	Own
Columbus, Ohio	41,000	Display	Own

In addition to the above properties, we own 10 acres of vacant land adjacent to the Fort Wayne, Indiana facility. In October 2004, we announced that we would be closing our Phoenix location on Flower Street (acquired as part of the IDS acquisition) and relocating employees and the machinery and equipment to our leased facility at our headquarters building. In November 2004, we entered into an amendment of our headquarters lease to add another 31,000 square feet of space in our headquarters facility which has been improved to accommodate the additional manufacturing relocated. Our amended headquarters lease covers approximately 74,000 square feet. The lease term will expire in July 2015 and is subject to two five-year renewal options. We completed the consolidation in the second quarter of fiscal 2006 and incurred approximately $4.1 million in capital improvements. We sold the Flower Street land and building in September 2007 for $1.7 million, which resulted in a gain of approximately $0.2 million. Our Panelview subsidiary leases approximately 58,000 square feet of office and manufacturing space in Hillsboro, Oregon for manufacturing ruggedized and industrial display products.

We consider all of our facilities to be well maintained and adequate for current operations. All facilities have additional capacity, which could be utilized in the event of increased production requirements. Our manufacturing facilities that serve the military market must comply with stringent military specifications. Our microelectronic module manufacturing facility in Phoenix, Arizona is certified ISO-9001/2000, AS9100 and has Class B, H and K status. Class B status means that we are qualified to manufacture compliant military products.

ITEM 3	LEGAL PROCEEDINGS

On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors (the “Defendants”). The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint was filed on or about February 14, 2005. The Defendants’ motions to dismiss the consolidated complaint were granted on February 14, 2006. The plaintiffs filed an amended complaint on April 17, 2006 (the “Complaint”). Like the dismissed complaint, the new Complaint alleged, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, and issued a misleading registration statement and prospectus in connection with the Company’s July 2003 secondary offering. The Complaint sought unspecified monetary damages. Defendants filed a motion to dismiss the new Complaint in June 2006. While Defendants’ motions were pending, the parties reached an agreement to settle the lawsuit. Pursuant to the terms of the agreement, our insurance carrier paid the entire $5.7 million settlement amount (of which at least $0.7 million will come from the derivative settlement agreement described below). The Court granted preliminary approval of the settlement agreement on December 16, 2006. The members of the settlement class were notified of the settlement and allowed an opportunity to object before the Court granted final approval of the settlement agreement. The Court held a hearing on May 7, 2007, at which time the Court granted final approval of the settlement, entered judgment and dismissed the lawsuit with prejudice. In the fourth quarter of fiscal 2006, we recorded a liability in our financial statements for the proposed amount of the settlement. In addition, because the insurance carrier had agreed to pay the entire $5.7 million settlement and recovery from the insurance carrier was probable, a receivable was also recorded for the same amount. There was no impact to the statements of operations or cash flows because the amounts of the settlement and the insurance recovery fully offset each other. As the insurance company has funded the $5.7 million settlement to the escrow agent, the appeal deadline has passed, and the distribution of claims is purely administrative, we reversed the liability and related receivable in the fourth quarter of fiscal 2007.

On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company was also named as a nominal defendant in both actions. The complaints alleged that between January 2003 and the date the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints alleged claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment, and sought unspecified damages, equitable relief, and restitution against the individual defendants. On June 7, 2005, the District Court dismissed the Dodt action and on June 15, 2005, the District Court dismissed the Christ action. Mr. Dodt appealed the dismissal of his complaint. Mr. Dodt filed an appellate brief in June 2006. The Company’s response to Mr. Dodt’s brief was filed on July 28, 2006. While plaintiff’s appeal was pending, the parties reached an agreement to settle the lawsuit. Pursuant to the terms of the agreement, our insurance carrier paid the entire $300,000 settlement amount (total amount of the settlement is $1.0 million; $0.7 million of which will be used to fund a portion of the $5.7 million class action settlement described above). The Court granted preliminary approval of the settlement agreement on January 26, 2007. Notice was issued and shareholders were allowed an opportunity to object before the Court granted final approval of the agreement. The Court held a hearing on May 7, 2007, at which time it granted final approval of the settlement agreement. In the fourth quarter of fiscal 2006, we recorded a liability in our financial statements for the amount of the settlement. In addition, because the insurance carrier agreed to pay the entire $300,000 settlement and recovery from the insurance carrier was probable, a receivable was also recorded for the same amount. There was no impact to the statements of operations or cash flows because the amounts of the settlement and the insurance recovery fully offset each other. As the insurance company has funded the $0.3 million settlement to the escrow agent, the appeal deadline has passed, and the distribution of claims is purely administrative, we reversed the liability and related receivable in the fourth quarter of fiscal 2007.

In addition, from time to time, we are subject to claims and litigation incident to our business. There are currently no such pending proceedings to which we are a party that we believe will have a material adverse effect on our consolidated results of operations, liquidity, or financial condition.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and business experience of all of our executive officers are listed below. There are no family relationships between any of our directors and executive officers or any arrangement or understanding between any of our executive officers and any other person pursuant to which any executive officer was appointed to his office.

Hamid R. Shokrgozar, 47 President and Chief Executive Officer, Chairman of the Board	Hamid R. Shokrgozar has been our President and Chief Executive Officer since October 1998 and the Chairman of the Board since August 2000. Mr. Shokrgozar served as a director and as President and Chief Executive Officer of Bowmar from January 1998 until the merger of Bowmar and EDI in October 1998. He served as President of White Microelectronics, the largest division of Bowmar, from June 1993 to December 1997 and as its Vice President of Engineering and Technology from July 1988 to June 1993. He also served as Chairman of American Electronic Association (AEA), Arizona Council, during fiscal years 1999 and 2000. In addition, he holds a United States Patent for the invention of “Stacked Silicon Die Carrier Assembly.” Mr. Shokrgozar holds a Bachelor of Science in Electrical Engineering from California State University, Fullerton.

Roger A. Derse, 57 Vice President and Chief Financial Officer, Secretary and Treasurer	Roger A. Derse has been our Vice President and Chief Financial Officer since March 2004. Mr. Derse has over 25 years experience in finance and accounting. He previously served as Consultant/Acting CFO for Vitron Manufacturing from 2002 through February 2004 and was Executive Vice President and Chief Operating and Financial Officer for Nanonics Corporation from 1998 to 2001. He was Chief Financial Officer for the White Microelectronics Division of Bowmar Instrument Corporation from 1993 to 1997. Mr. Derse holds a Bachelor of Science in Industrial Engineering from the University of Michigan, a Master in Accounting from the University of Arizona, and is a Certified Public Accountant.

Dante V. Tarantine, 54 Executive Vice President, Corporate Strategic Development	Dante V. Tarantine has been our Executive Vice President, Corporate Strategic Development since July 2007. He served as our Executive Vice President, Sales and Marketing from January 2003 to June 2007 and our Senior Vice President of Sales from August 1998 to January 2003. He previously served as our Senior Vice President Sales and Marketing from September 1991 to August 1998 and as Vice President of Marketing for White Microelectronics from February 1987 to September 1991. Mr. Tarantine holds a Bachelor of Science in Electrical Engineering from California State University, Northridge.

PART II

ITEM 5  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the NASDAQ Global Market under the symbol “WEDC”. The following table sets forth the high and low sales prices for the common stock by quarter during the fiscal years ended September 29, 2007 and September 30, 2006.

	High	Low

Year Ended September 29, 2007
First quarter	5.84	4.84
Second quarter	6.95	5.43
Third quarter	6.85	5.66
Fourth quarter	6.02	3.50
Year ended September 30, 2006
First quarter	5.61	4.86
Second quarter	6.11	5.03
Third quarter	6.04	4.65
Fourth quarter	5.34	4.40

As of December 11, 2007, our stock price was $4.64, and there were approximately 7,125 holders of record of our common stock. We have not paid cash dividends on our common stock and do not expect to do so in the foreseeable future. We intend to retain all earnings to provide funds for the operation and expansion of our business. In addition, our revolving line of credit agreement precludes the payment of cash dividends on our common stock.

Issuer Purchases of Equity Securities

On February 3, 2007, the Board of Directors authorized the repurchase of up to an additional 5%, or 1,175,642 shares, of our outstanding common stock. This repurchase program was implemented through a Rule 10b5-1 Stock Purchase Plan. The plan will expire when all authorized shares have been purchased or in April 2008, whichever occurs first. Under the program, shares of common stock can be purchased on the open market at prices equal to or less than $5.50 per share and are funded from available cash balances. Purchases under this program during the fourth quarter of fiscal 2007 were as follows:

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Plan	Plan

July 1, 2007 - July 28, 2007	—	$—	—	1,175,642
July 29, 2007 - August 25, 2007	166,171	$5.33	166,171	1,009,471
August 26, 2007 - September 29, 2007	386,691	$5.21	386,691	622,780

Total	552,862	$5.24	552,862

The following Performance Graph and related information shall not be deemed “soliciting material” or to be filed with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933, or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph below matches the cumulative 5-year total return of holders of White Electronic Designs Corporation’s common stock with the cumulative total returns of the NASDAQ Composite index and the S&P Aerospace & Defense index. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes (including reinvestment of dividends, if any) was $100 on September 28, 2002 and tracks it through September 29, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among White Electronic Designs Corporation, The NASDAQ Composite Index
And The S&P Aerospace & Defense Index

*	$100 invested on September 28, 2002 in stock or index-including reinvestment of dividends. Fiscal year ending Saturday nearest September 30th.

	9/02	9/03	9/04	9/05	9/06	9/07
White Electronic Designs Corporation	100.00	143.52	65.29	68.09	66.36	69.69
NASDAQ Composite	100.00	150.59	162.89	185.48	196.37	236.60
S&P Aerospace & Defense	100.00	102.04	136.55	158.33	191.88	255.01

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6	SELECTED CONSOLIDATED FINANCIAL DATA

The following table contains selected consolidated financial data for the fiscal years 2003-2007 (in thousands, except per share data):

	2007	2006	2005	2004	2003

Statement of Operations Data:
Net sales (Note 1)	$104,237	$108,928	$117,031	$108,962	$113,534
Net income (loss) (Note 2)	$3,086	$6,013	$(3,535)	$4,807	$10,150
Earnings (loss) per share:
Basic	$0.13	$0.25	$(0.14)	$0.20	$0.48
Diluted	$0.13	$0.24	$(0.14)	$0.19	$0.44
Balance Sheet Data (at year end):
Total assets (Note 1)	$123,764	$130,508	$121,268	$124,900	$119,806
Long-term debt	$—	$—	$—	$—	$—
Shareholders’ equity (Note 1)	$106,134	$110,180	$104,220	$107,215	$101,028

This table should be read in conjunction with the Consolidated Financial Statements provided elsewhere herein.

(1)	In January 2003, the Company acquired IDS for a purchase price of approximately $18.6 million. The effect of this transaction increased our total assets by approximately $18.0 million and our shareholders’ equity by approximately $9.0 million. Net sales for IDS in fiscal 2007, fiscal 2006, fiscal 2005, fiscal 2004 and fiscal 2003 totaled approximately $19.3 million, $23.5 million, $28.8 million, $23.4 million and $16.1 million, respectively.

(2)	In fiscal 2007, the Company recorded a non-cash intangible asset impairment charge of $1.4 million related to customer relationships. In fiscal 2006, the Company recorded a non-cash goodwill impairment charge of approximately $0.4 million in connection with its review of goodwill for impairment. In fiscal 2005, the Company recorded a non-cash goodwill impairment charge of approximately $11.4 million in connection with its review of goodwill for impairment and favorable income tax adjustments of approximately $1.0 million. The goodwill impairments had no corresponding income tax benefit.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

Net sales for the fiscal year ended September 29, 2007 were approximately $104.2 million, compared to net sales of $108.9 million for fiscal 2006. Microelectronic segment net sales increased $0.2 million. Military/industrial net sales in the microelectronic segment increased $5.3 million, or 13%, from fiscal 2006 as we shipped increased orders received in recent quarters. Commercial net sales in the microelectronic segment decreased $5.1 million, or 26%, from fiscal 2006 due to decreased sales to our high-end institutional server customers and decreased demand from a customer in the hotel entertainment systems industry as their business slowed and they were acquired by their competitor. Display segment net sales decreased $4.9 million, or 10% from fiscal 2006. Commercial net sales in the display segment decreased by $4.4 million, or 12%, from fiscal 2006 due to decreased sales to our tablet PC and our appliance customers as the economy softened, and was additionally impacted by the delay of shipments by our golf course global positioning system (GPS) customer, which was somewhat offset by an increase in sales to a medical customer. Display segment net sales to military/industrial customers decreased $0.5 million, or 4%, over fiscal 2006.

A key indicator of our future sales is the amount of new orders received compared to current net sales, known as the book-to-bill ratio. For the year, we had new orders of approximately $126.6 million, which equates to a book-to-bill ratio of 1.21:1 for the year. Microelectronic segment orders for the year were approximately $73.4 million, which equates to a book-to-bill ratio of 1.22:1 for the year. Bookings from our military customers continued their positive trend throughout the year and we expect bookings to continue at this level in fiscal 2008. Bookings from our commercial customers also increased over the prior fiscal year and we expect modest growth in fiscal 2008. However, with the slowing economy, we are experiencing a slower turn of our backlog as commercial customers are pushing out shipments, resulting in higher backlog. We expect this trend to continue during fiscal 2008. New orders for our microelectronic segment’s anti-tamper process technology were approximately $14.0 million for the year and we had sales of approximately $5.8 million. We currently expect to see growth for anti-tamper technology products over the next several years. Display segment orders for the year were approximately $53.2 million, which equates to a book-to-bill ratio of 1.21:1 for the year. We expect display segment orders to increase in fiscal 2008 over fiscal 2007. However, as with the commercial microelectronic customers, as a result of the softening economy, we expect a slower turn of our display commercial backlog in fiscal 2008 than we have historically experienced.

Our gross margins were approximately 30% for fiscal 2007 as compared to approximately 31% for fiscal 2006. Gross margins in our microelectronic segment were 37% for fiscal 2007 as compared to 38% in fiscal 2006. Military/industrial margins in our microelectronics segment remained consistent at 48%. However, due to lower sales volume, underabsorbed overhead and a lower margin product mix, our commercial margins in this segment decreased to 3% in fiscal 2007 from 18% in fiscal 2006. Due to the fact that many of our costs are fixed, if we are unable to utilize our manufacturing facilities at a high level, these fixed costs will not be fully absorbed, resulting in lower gross margins. Gross margins in our display segment were 20% in fiscal 2007 as compared to 21% in fiscal 2006. Commercial margins in our display segment remained consistent at approximately 13%. Military/industrial margins in this segment decreased to 40% in fiscal 2007 from 44% in fiscal 2006, primarily as a result of a lower margin product mix.

Our overall production has, at times, been affected by longer lead times for certain components, which may affect the timing and cost of sales during the year. The availability and price of memory and display components, based on supply and demand, will increase and decrease on a monthly or quarterly basis. When demand exceeds supply, prices generally increase and lead times lengthen. When supply exceeds demand, prices generally decrease and lead times shorten. The Dynamic Random Access Memory (“DRAM”), including synchronous DRAM (“SDRAM”), and Double Data Rate (“DDR”) DRAM market supply has increased and we do not expect shortages in the near future. DRAM prices decreased steadily during fiscal 2007 due to the oversupply of inventories. More and more companies are transitioning from DDR to DDR II and the DDR II supply is expanding. We expect prices to remain at these lower levels unless there is a scaling back of production over the next couple of quarters. There could be a further reduction in prices as a demand-driven downcycle is experienced due to adverse economic conditions such as a recession. The Flash memory supply has stabilized over the last few months. Prices have been volatile, increasing and decreasing throughout fiscal 2007. Prices began declining again in September 2007 and we expect prices to stabilize or decrease slightly over the next couple of quarters. The availability of LCDs has stabilized as manufacturers continue to add capacity. We experienced a modest decline in prices during fiscal 2007. LCD prices are expected to remain flat or rise slightly during the first half of fiscal 2008.

Additionally, certain customers require us to buy from specific vendors due to product specifications. This, at times, subjects us to component supply constraints due to disruptions in suppliers’ production.

We have purchased and placed duplicate equipment for our Max-Vutm process technology in a manufacturing company located in China in order to be more competitive in the commercial display market for our tablet PC products. Production using this equipment began in the second quarter of fiscal 2006 and substantially all of our Max-Vutm products are currently being produced in China. We anticipate moving manufacturing of other related products to China, which we believe will result in value to the Company and our stockholders.

We continue to invest in the anti-tamper process technology as we expect to secure additional opportunities in the years to come.

In the fourth quarter of fiscal 2007, we found indicators of impairment related to our customer relationships intangible asset recorded as part of the 2003 Interface Data Systems acquisition. The primary portion of the write-down was in the microelectronic segment’s commercial related products as a result of a key customer’s decreased demand for its hotel entertainment systems and the acquisition of this customer by their competitor, which represented a high concentration of the legacy customer base at the time of the acquisition. The remainder resulted from the realignment of the display printing business from Phoenix to Columbus which was completed in the fourth quarter. We wrote down all of the $1.4 million of the unamortized customer relationships intangible asset related to the reporting unit.

As a result of the tightening economy and the slowdown in both our microelectronic and display segments’ commercial markets, we took some proactive steps at the end of the fiscal year to reduce expenses going forward. A reduction in force was taken at the end of the fourth quarter which will result in annual savings of approximately $1.5 million, primarily in operating expenses. We incurred approximately $0.2 million in severance costs in the fourth quarter of fiscal 2007 as a result of this measure. Should these markets not improve as expected, further reductions could be made in the future.

Below are our fiscal 2007 strategic initiatives and a fourth quarter update of their progress:

•	Class K certification to allow the Company to provide military products intended for space applications. Update: We successfully completed the formal Class K audit with the Defense Supply Center Columbus (DSCC). The Company is officially a certified Class K manufacturer. The first K level kit has gone through line test and is moving through assembly and final test. Radiation shielding methods using high density metals are being investigated for microelectronic packaging. During the quarter we booked a small order totaling $0.1 million for a custom multi-chip package for a space application and also quoted three new Class K custom products. We continue to visit potential customers.

•	Pursuit of Circuit Card Assembly (CCA) for military customers. Update: Our engineering team finalized the layout of a complete GPS receiver, including RF, power supplies, and signal conditioning. An initial $0.8 million contract is for the delivery of prototypes of a complete CCA for use in a GPS communications receiver. The Company expects to begin delivering these prototypes in February 2008. Our surface mount lines have been upgraded with new equipment to make them more capable and flexible in production. We will continue our discussions to create CCA manufacturing partnerships with additional customers.

•	Next generation Anti-Tamper (AT) technology for military and commercial applications. Update: This new coating process is developing on schedule. We are currently setting up additional equipment and process development for new material sets. We estimate completion in the summer of 2008.

•	New applications for industrial grade Compact Flash (CF) in ruggedized embedded computing systems including medical, flight systems, factory automation, test and measurement and instrumentation. Update: The complete family of CF cards from 128MB to 8GB are available and are tested at industrial temperatures. During the fourth quarter we continued promoting our CF cards and received a $0.3 million order. During fiscal 2007 our CF orders totaled over $1.5 million. We will continue to promote this new line of flash products to the industrial and medical markets.

•	Next generation display enhancement technology, Max-Vutm II technology. Update: We developed proof of concept glass-bonded LCD prototypes using two new optical bonding processes. We developed a preliminary mass production cost model and we also initiated design validation testing on one process. This will allow us to penetrate markets previously not served by our Max-Vutm I process. We estimate that the new Max-Vutm II process will be production ready by the middle of fiscal year 2008.

•	Fully integrated Touch Panel display products. Update: During the fourth quarter we continued to demonstrate sunlight readable display systems with integrated touch sensors to various customers. These displays have very low reflectance while retaining excellent brightness, enabling their use in very high brightness environments. By utilizing our Max-Vutm optical bonding process, the clarity and contrast of these display systems are excellent and the stiffness and strength of the display system are substantially enhanced, increasing the ruggedness of the display and the quality of the touch or pen feel when using the touch sensor. The positive feedback from our product demonstrations has resulted in samples being sent to multiple customers.

•	Continue the stock repurchase program. Update: On February 3, 2007, the Board of Directors authorized the second repurchase program to acquire up to an additional 5%, or 1,175,642 shares, of our outstanding common stock. The program is being implemented through a Rule 10b5-1 stock purchase plan and the plan will expire when all authorized shares have been purchased or in April 2008, whichever occurs first. The plan authorized the repurchase of shares beginning in July 2007. As of November 27, 2007, we have purchased a total of 932,727 shares at an average price of $5.27, for approximately $4.9 million, including commissions and fees.

•	Pursuing strategic acquisitions. Update: We have and will continue to evaluate various strategic acquisitions. We continue to search for and evaluate companies that we believe could expand and augment our existing businesses.

Net income for fiscal year 2007 was approximately $3.1 million compared to net income of approximately $6.0 million for fiscal 2006. The primary factors causing the decrease were lower gross profit of $2.3 million primarily due to lower sales, higher selling expenses of $2.3 million, higher research and development expenses of $0.2 million and the $1.4 million non-cash write-down of intangibles. These factors were somewhat offset by an increase in interest income of $0.4 million and decreased income tax expense of $2.4 million. We invested in our sales force this year, hiring additional sales executives to support the long term growth of the organization, and, while we did not benefit from higher sales in fiscal 2007, increases in our bookings and backlog are positive signs that this investment will lead to increased sales in the future.

Segments

Our product and market diversification as well as our broad customer base have allowed us to maintain relative sales stability and profitability. The following table shows our net sales and the percent of total net sales by our two business segments and the markets they serve (in thousands):

	2007	2006	2005

Microelectronic Segment
Military/Industrial Market	$45,792	$40,446	$37,765
Commercial Market	14,580	19,751	26,318

	60,372	60,197	64,083

Display Segment
Military/Industrial Market	11,376	11,851	11,515
Commercial Market	32,489	36,880	41,433

	43,865	48,731	52,948

Total	$104,237	$108,928	$117,031

Microelectronic Segment
Military/Industrial Market	44%	37%	33%
Commercial Market	14%	18%	22%

	58%	55%	55%

Display Segment
Military/Industrial Market	11%	11%	10%
Commercial Market	31%	34%	35%

	42%	45%	45%

Total	100%	100%	100%

During fiscal 2007, $30.4 million, or 29%, of our goods were shipped to foreign customers, compared to $31.1 million, or 29%, and $20.7 million, or 18%, in fiscal years 2006 and 2005, respectively. The slight decline in dollar value in fiscal 2007 relative to fiscal 2006 is primarily due to lower overall sales of the Company.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include the following items:

•	We sell microelectronic and display products primarily to military prime contractors and commercial OEMs. A small portion of our products are also sold through distributors or resellers. We recognize revenue on product sales when persuasive evidence of an arrangement with the customer exists, title to the product has passed to the customer (usually occurs at time of shipment), the sales price is fixed or determinable, and collectibility of the related billing is reasonably assured. Advance payments from customers are deferred and recognized when the related products are shipped. Revenue relating to products sold to distributors or resellers who either have return rights or where the Company has a history of accepting product returns are deferred and recognized when the distributor or reseller sells the product to the end customer. We also provide limited design services pursuant to related customer purchase orders and generally recognize the associated revenue as such services are performed. However, it may be deferred until certain elements are completed. We may from time to time enter into certain arrangements that contain multiple elements such as

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

•	Historically, we have experienced fluctuations in the demand for our products based on cyclical fluctuations in the microelectronic and display markets. These fluctuations may cause inventory on hand to lose value or become obsolete. In order to present the appropriate inventory value on our financial statements, we identify slow moving or obsolete inventories and record provisions to write down such inventories to net realizable value. These provisions are based on management’s comparison of the value of inventory on hand against expected future sales. If future sales are less favorable than those projected by management, additional inventory provisions may be required.

•	We record trade accounts receivable at the invoiced amount and they do not bear interest. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make these estimates based on an analysis of accounts receivable using available information on our customers’ financial status and payment histories. Historically, bad debt losses have not differed materially from our estimates. Write-offs against the allowance totaled approximately $21,000 in fiscal 2007, $32,000 in fiscal 2006 and $274,000 in fiscal 2005.

•	We maintain a pension plan for eligible union employees at our Fort Wayne, Indiana facility. To account for the cost of this plan, we make estimates concerning the expected long-term rate of return on plan assets, and discount rates to be used to calculate future benefit obligations. Changes in the expected long-term rate of return on plan assets affect the amount of investment income expected to be earned in the future. We base our related estimates using historical data on the rate of return from equities and fixed income investments, as well as projections for future returns on such investments. If the actual returns on plan assets do not equal the estimated amounts, we may have to fund future benefit obligations with additional contributions to the plan. Changes in the discount rate affect the value of the plan’s future benefit obligations. A lower discount rate increases the liabilities of the plan because it raises the value of future benefit obligations. This will also cause an increase in pension expense recognized. We use published bond yields to estimate the discount rate used for calculating the value of future benefit obligations.

•	We account for goodwill and intangible assets in accordance with SFAS No. 142 which requires goodwill to be tested for impairment on an annual basis (and more frequently in certain circumstances) and written down when impaired. In fiscal 2005 it was determined that the goodwill in our commercial microelectronic reporting unit in Phoenix and our display reporting unit in Oregon were impaired. Accordingly, we wrote down the related goodwill by approximately $11.4 million. In fiscal 2006, it was determined that our interface electronics reporting unit in the display segment was impaired. Accordingly, we wrote down all $0.4 million of the unamortized IDS acquisition goodwill related to this reporting unit. Goodwill recorded was $5.3 million at September 29, 2007 and September 30, 2006. See Notes 2 and 6 of the Notes to the Consolidated Financial Statements for information relating to the goodwill impairments. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years. We also regularly evaluate intangible assets for impairment pursuant to SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and evaluate the continued appropriateness of estimated future lives assigned to these assets. In fiscal 2007, it was determined that the intangible asset related to customer relationships recorded in 2003 as part of the IDS acquisition in the Phoenix-based location was impaired. We wrote down all $1.4 million of the unamortized portion of this intangible asset. See Note 6 of the Notes to the Consolidated Financial Statements for information relating to the intangible asset impairment.

•	With the adoption of SFAS 123(R) on October 2, 2005, we are required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

•	We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carry forwards. We regularly review our deferred tax assets for recoverability and, if necessary, establish a valuation allowance. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data expressed as a percentage of net sales:

	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	70.3%	69.5%	70.3%

Gross profit	29.7%	30.5%	29.7%

Operating expenses:
Selling, general and administrative	20.2%	17.4%	16.8%
Research and development	6.5%	6.1%	4.8%
Amortization of intangible assets	0.5%	0.4%	0.5%
Goodwill impairment	—	0.3%	9.8%
Intangible asset impairment	1.4%	—	—

Total operating expenses	28.6%	24.2%	31.9%

Operating income (loss)	1.1%	6.3%	(2.2)%
Interest income	2.4%	2.0%	0.9%

Income (loss) before income taxes	3.5%	8.3%	(1.3)%
Provision for income taxes	(0.5)%	(2.8)%	(1.7)%

Net income (loss)	3.0%	5.5%	(3.0)%

Fiscal Year ended September 29, 2007 compared to Fiscal Year ended September 30, 2006

Net Sales

Net sales were $104.2 million for the year ended September 29, 2007, a decrease of $4.7 million, or approximately 4%, from $108.9 million for the year ended September 30, 2006.

•	Military/industrial net sales in the microelectronic segment were $45.8 million for the year ended September 29, 2007, an increase of $5.4 million, or approximately 13%, from $40.4 million for the year ended September 30, 2006. The increase was due to the shipment of increased orders received in recent quarters as we have experienced a higher demand for our products. We expect net sales to military/industrial customers to increase in fiscal 2008 as compared to fiscal 2007.

•	Commercial net sales in the microelectronic segment were $14.6 million for the year ended September 29, 2007, a decrease of $5.2 million, or approximately 26%, from $19.8 million for the year ended September 30, 2006. Approximately $1.7 million of the decrease was due to softness in the high-end server business and the resulting lower demand for our products. We expect this trend to continue. We also experienced decreased demand for a customer’s hotel entertainment systems due to a slowdown in their business and the acquisition of this customer by their competitor. We shipped all remaining backlog during the fourth quarter and are uncertain at this time of expected future sales volume as they continue their integration. However, we expect increased net sales in fiscal 2008 to our commercial microelectronic customers.

•	Military/industrial net sales in the display segment were $11.4 million for the year ended September 29, 2007, a decrease of $0.4 million, or approximately 4%, from $11.8 million for the year ended September 30, 2006. The decrease was primarily due to programs reaching their end of life which have been partially offset by new orders. We expect military/industrial net sales in the display segment in fiscal 2008 to grow slightly from sales in fiscal 2007.

•	Commercial net sales in the display segment were $32.4 million for the year ended September 29, 2007, a decrease of $4.5 million, or approximately 12%, from $36.9 million for the year ended September 30, 2006. The decrease from the prior year is attributable to decreased sales to our tablet PC and our appliance customers as the economy softened, and was additionally decreased by the delay of shipments from a golf course GPS customer, which was somewhat offset by an increase in sales to our medical customers. While we expect to lose one of our medical customers in fiscal 2008 due to pricing pressure, we expect commercial net sales in the display segment to increase slightly in fiscal 2008.

Arrow Electronics accounted for approximately $6.8 million, or 11%, of our fiscal 2007 microelectronic segment net sales as compared to $4.6 million, or 8%, and $5.0 million, or 8%, of fiscal 2006 and fiscal 2005 microelectronic segment net sales, respectively. On Command Corporation accounted for $3.5 million, or 6%, of our fiscal 2007 microelectronic segment net sales as compared to $7.4 million, or 12%, and $9.3 million, or 15%, of fiscal 2006 and fiscal 2005 microelectronic segment net sales, respectively.

Hewlett Packard Company accounted for approximately $6.2 million, or 14%, of our fiscal 2007 display segment net sales as compared to $8.6 million, or 18%, of fiscal 2006 display segment net sales. There were no sales to Hewlett Packard in fiscal 2005. There were no sales to NCR in fiscal 2007. However, NCR accounted for approximately $0.6 million, or 1%, and $9.3 million, or 18%, of fiscal 2006 and fiscal 2005 display segment net sales, respectively. Motion Computing accounted for approximately $4.4 million, or 10%, of our fiscal 2007 display segment net sales as compared to $4.4 million, or 9%, and $4.0 million, or 8%, of fiscal 2006 and fiscal 2005 display segment net sales, respectively. General Electric accounted for approximately $4.2 million, or 10%, of our fiscal 2007 display segment net sales as compared to $3.2 million, or 7%, and $2.9 million, or 5%, of fiscal 2006 and fiscal 2005 display segment net sales, respectively.

The majority of our commercial sales are not subject to seasonal fluctuations over the course of a year. Sales of our membrane keypad products, which totaled approximately $6.8 million in fiscal 2007 and $8.0 million in fiscal 2006, are subject to seasonal fluctuations relating to home appliance sales in the spring and fall. Our military sales tend to follow the government’s fiscal year, which ends in September, and are typically less in the first quarter of our fiscal year and more in the fourth quarter of our fiscal year.

Gross Profit

Gross profit was $30.9 million for the year ended September 29, 2007, a decrease of $2.3 million, or 7%, from $33.2 million for the year ended September 30, 2006. Gross margin as a percentage of net sales was approximately 30% for the year ended September 29, 2007, compared to approximately 31% for the year ended September 30, 2006.

Gross profit for the microelectronic segment was $22.2 million for the year ended September 29, 2007, a decrease of $0.9 million, or approximately 4%, from $23.1 million for the year ended September 30, 2006. The decrease resulted from a decrease in commercial gross profit as a result of lower sales volume and a corresponding lower absorbtion of overhead as well as a lower margin product mix. This was offset by an increase in military gross profit fueled by an increase in sales volume slightly offset by a lower margin product mix. Gross margin as a percentage of microelectronic segment net sales was approximately 37% for the year ended September 29, 2007, compared to approximately 38% for the year ended September 30, 2006. The higher percentage of military/industrial sales, which historically have a higher selling price and higher gross margin than commercial products, helped to maintain the overall gross margin percentage in fiscal 2007.

Gross profit for the display segment was $8.7 million for the year ended September 29, 2007, a decrease of $1.4 million, or 14%, from $10.1 million for the year ended September 30, 2006. Gross margin as a percentage of display segment net sales was approximately 20% for the year ended September 29, 2007, compared to approximately 21% for the year ended September 30, 2006. Commercial margins remained consistent at approximately 13%. Military/industrial margins decreased to approximately 40% in fiscal 2007 from approximately 44% in fiscal 2006, primarily as a result of a lower margin product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $21.1 million for the year ended September 29, 2007, an increase of $2.1 million, or approximately 11%, from $19.0 million for the year ended September 30, 2006. This increase was due to an increase in selling expenses of $2.3 million, offset by a $0.2 million decrease in general and administrative expenses over the comparable period. Selling expenses increased primarily due to the hiring of additional sales executives to support the long-term growth of the organization and higher commissionable sales. General and administrative expenses decreased mainly because of a $0.2 million gain recorded on the sale of the Flower Street land and building.

As a percentage of net sales, selling, general and administrative expenses were approximately 20% as compared with 17% for the prior year. The increase was caused by the increase in expenses combined with lower overall net sales. Due to the continued compliance requirements related to the Sarbanes-Oxley Act, our expanded sales force and the expense related to the adoption of SFAS 123(R), we expect selling, general and administrative expenses to average between 18% and 20% of net sales.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $6.8 million for the year ended September 29, 2007, an increase of $0.2 million, or 3%, as compared to $6.6 million for the year ended September 30, 2006. The increase was primarily attributable to increased expenditures for our next generation anti-tamper technology. Research and development expenses as a percentage of net sales have been approximately 5% to 6% of net sales over the past three years. We are committed to the research and development of new and existing products and expect research and development expenses to remain at approximately the same percentage of net sales in the future.

Ongoing product development projects for the microelectronic segment include new packaging designs for various types of memory products including DRAM, DDR II, flash and microprocessors, along with microprocessor modules and ball grid array packaging products using these semiconductors; continuing development of anti-tamper technology for microelectronic products; next generation memory and power PC products assembled in various multi-chip packages to be used in both commercial and military markets; and qualification of new semiconductor products. Ongoing product development projects for the display segment include glass lamination process technology, our new Max-Vutm process technology for tablet personal computers, next generation touch screen tablet personal computers and display systems development.

Amortization of Intangible Assets

Intangible asset amortization for the years ended September 29, 2007 and September 30, 2006 totaled $0.5 million each year, entirely related to intangible assets acquired from IDS.

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

Intangible Asset Impairment

In the fourth quarter of fiscal 2007, we found indicators of impairment related to our customer relationships intangible asset recorded as part of the 2003 Interface Data Systems acquisition. The primary portion of the write-down was in the microelectronic segment’s commercial related products, as a result of a key customer’s decreased demand for its hotel entertainment systems and the acquisition of this customer by its competitor, which represented a high concentration of the legacy customer base at the time of the acquisition. The remainder resulted from the realignment of the display printing business from Phoenix to Columbus which was completed in the fourth quarter. We wrote down all of the $1.4 million of the unamortized customer relationships intangible asset related to the reporting unit.

See Notes 2 and 6 of the Notes to the Consolidated Financial Statements for information relating to the intangible asset impairment.

Interest Income

Interest income consists of interest earned on our cash balances invested primarily in money market accounts. Interest income was $2.5 million for the year ended September 29, 2007, an increase of $0.3 million, or 14%, from $2.2 million for the year ended September 30, 2006. This increase was primarily attributable to increased interest rates as our average invested balances decreased approximately $1.2 million. The cash used to repurchase our common stock and purchases of property, plant and equipment more than offset our cash provided by operations.

Income Taxes

Income tax expense consists of current and deferred federal and state income taxes. Income tax expense was $0.6 million for the year ended September 29, 2007, compared to $3.0 million for the year ended September 30, 2006. The effective tax rate was approximately 16% for the year ended September 29, 2007, compared to 33% for the year ended September 30, 2006. The Company’s effective tax rate was increased from the federal statutory tax rate of 34% by the impact of state taxes and is decreased by reductions for the manufacturers’ deduction, research and experimentation tax credits, and a reduction in the tax reserve. See Note 10 to the Consolidated Financial Statements.

For fiscal 2006, the effective rate of 33% differed from the statutory tax rate of 34% due to the impact of state taxes and the $0.4 million goodwill impairment which has no income tax benefit, and was decreased by reductions for foreign sales exclusions, a new manufacturer’s deduction and research and experimentation tax credits.

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

In fiscal 2006, On Command Corporation accounted for approximately $7.4 million, or 12%, of our microelectronic segment net sales as compared to $9.3 million, or 15%, of our 2005 microelectronic segment net sales. No other customer accounted for more than 10% of microelectronic segment net sales for these periods.

In fiscal 2006, Hewlett Packard Company accounted for approximately $8.6 million, or 18%, of our display segment net sales. There were no sales to Hewlett Packard in fiscal 2005. In 2006, NCR accounted for approximately $0.6 million, or 1%, of our display segment net sales as compared to $9.3 million, or 18%, of our 2005 display segment net sales. In 2006, Whirlpool accounted for approximately $3.8 million, or 8%, of our display segment net sales as compared to $4.9 million, or 9%, of our 2005 display segment net sales.

The majority of our commercial sales are not subject to seasonal fluctuations over the course of a year. Sales of our membrane keypad products, which totaled approximately $8.0 million in fiscal 2006 and $10.1 million in fiscal 2005, are subject to seasonal fluctuations relating to home appliance sales in the spring and fall. Our military sales tend to follow the government’s fiscal year, which ends in September, and are typically less in the first quarter of our fiscal year and more in the fourth quarter of our fiscal year.

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

Income Taxes

Income tax expense consists of current and deferred federal and state income taxes. Income tax expense was $3.0 million for the year ended September 30, 2006, compared to $2.0 million for the year ended October 1, 2005. The effective tax rate was approximately 33% for the year ended September 30, 2006, compared to (134%) for the year ended October 1, 2005. The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to the impact of state taxes and the goodwill impairment which has no income tax benefit, and is decreased by reductions for foreign sales exclusions, a new manufacturers’ deduction and research and experimentation tax credits. See Note 10 to the Consolidated Financial Statements.

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

Liquidity and Capital Resources

Cash on hand as of September 29, 2007 totaled approximately $48.7 million and was primarily invested in money market accounts. During fiscal year 2007, cash provided by operating activities was approximately $0.9 million versus $9.5 million in fiscal 2006. The decrease was primarily due to a decrease in net income before the non-cash intangible asset impairment charge and an increase in inventory offset by an increase in deferred revenue. Depreciation and amortization totaled approximately $3.9 million and $4.2 million for fiscal 2007 and 2006, respectively. We expect depreciation and amortization to remain consistent in fiscal 2008.

Accounts receivable in fiscal 2007 decreased approximately $1.2 million from fiscal 2006, primarily as a result of a corresponding decrease in fourth quarter net sales of $3.2 million from the quarter ended September 30, 2006. Days sales outstanding at September 29, 2007 was 62 days, which was lower than the 64 days at September 30, 2006. Our days sales outstanding typically approximates 62 days.

Inventories increased approximately $11.8 million from fiscal year 2006. Inventory of approximately $31.2 million as of September 29, 2007 represents 155 days of inventory on hand, an increase from 94 days on hand at September 30, 2006. The levels of inventory fluctuate based on changes in expected production requirements, the fulfillment of orders and availability of raw materials. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to purchase larger amounts of inventory per order and hold it for longer periods of time. This has the effect of increasing our days inventory on hand. During the second half of fiscal 2007, we purchased bonded inventory of die for customers, bought some end of life material, and experienced some customer delays in shipments, all of which contributed to the increase in inventory. We expect to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our cash balances and operating cash flows; however, we do not expect further increases during fiscal 2008.

Prepaid expenses and other current assets decreased approximately $5.8 million from the end of fiscal 2006. This was primarily due to the settlement and insurance payout of the shareholder lawsuit and the resulting reversal of the $6.0 million receivable.

Accrued expenses as of September 29, 2007 decreased approximately $2.3 million from the end of fiscal 2006. Accrued salaries and benefits were approximately $0.3 million lower at September 29, 2007 compared to the end of fiscal 2006 due to lower accrued compensation. Other accrued expenses were approximately $4.9 million lower, primarily due to the settlement and insurance payout of the shareholder lawsuit and the resulting reversal of the liability, partially offset by higher deferred revenue and the timing of income tax payments. Deferred revenue at September 29, 2007 was approximately $4.9 million, and included approximately $4.3 million of advance payments from customers.

Purchases of property, plant and equipment during the year ended September 29, 2007 totaled approximately $2.9 million, with $0.1 million remaining in accounts payable at year-end. During this period, the purchases included $2.3 million for our microelectronic manufacturing facilities, primarily for production equipment, and $0.6 million for our display and interface manufacturing facilities.

In connection with our decision to consolidate our Phoenix locations, we entered into a new ten-year operating lease for the expanded headquarters/microelectronic building in fiscal 2005. The project and the consolidation were completed in the second quarter of fiscal 2006 and we incurred approximately $4.1 million in improvements. We also put the Flower Street land and building in Phoenix on the market. During the second quarter of fiscal 2007, the building was vandalized. The Company had replacement cost insurance on the building and all insurance proceeds and repair costs were recorded in the respective building and improvement accounts. In September 2007, we sold the building and land for $1.7 million and recorded a net gain of approximately $0.2 million.

We maintain a pension plan for eligible union employees at our Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. See Note 11 to the consolidated financial statements for additional information. We expect to fund our pension obligation through returns on plan assets and our contributions to the plan over the next several years. Actual contributions will be dependent on the actual investment returns during that period. There were no contributions to the plan in fiscal 2007. We believe that funding the plan over the next several years will not significantly impact our liquidity.

An additional $0.4 million of cash was received pursuant to common stock options exercised throughout fiscal year 2007.

On June 19, 2006, our Board of Directors authorized a stock repurchase program pursuant to which up to 5%, or 1,231,108 shares, of our outstanding common stock may be repurchased from time to time. The duration of the repurchase program was open-ended and was implemented through a Rule 10b5-1 Stock Purchase Plan. Under the program, the Company purchased shares of common stock through the open market on a daily basis at prices equal to or less than $5.50 per share. As of December 30, 2006, we had purchased all 1,231,108 shares of our common stock authorized for repurchase under the program for $6.4 million, inclusive of commissions and fees. All stock purchases were funded from our cash balances and operating cash flows.

On February 3, 2007, the Board of Directors authorized the repurchase of up to an additional 5%, or 1,175,642 shares, of our outstanding common stock. This repurchase program was also implemented through a Rule 10b5-1 Stock Purchase Plan and like the first program, shares of common stock can be purchased on the open market at prices equal to or less than $5.50 per share and are funded from available cash balances. Through September 29, 2007, we have purchased 552,862 shares of our common stock for $2.9 million, inclusive of commissions and fees.

On April 3, 2007, we entered into a $30.0 million revolving line of credit agreement with JPMorgan Chase Bank, N.A. Borrowings under the revolving line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase Bank, N.A. “prime rate”. The line of credit expires on March 31, 2009. This agreement replaced the previous JPMorgan Chase Bank, N.A. Loan and Security Agreement that expired on March 31, 2007. We are in compliance with all debt covenant requirements contained in our revolving line of credit agreement. As of September 29, 2007, there were no borrowings against the revolving line of credit, and we have not borrowed against any credit facility since April 2003.

We believe that our existing sources of liquidity, including expected cash flows from operating activities, existing cash balances, existing credit facilities and other financing sources, will satisfy our cash requirements for at least the next twelve months.

Contractual Obligations

We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Payments Due by Period as of September 29,2007
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)

Operating leases	$8,649	$1,561	$2,615	$1,795	$2,678
Pension funding(1)	—	—	—	—	—

Total Contractual Cash Obligations	$8,649	$1,561	$2,615	$1,795	$2,678

(1)	We are committed to meeting the annual minimum funding requirements relating to our pension plan, which covers approximately 29 active employees at our Ft. Wayne, Indiana facility. We cannot estimate expected minimum funding requirements at this time. We may also make contributions to the pension fund in excess of the minimum funding requirements during any year. See Note 11 to the Consolidated Financial Statements for additional information regarding the pension fund.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contingencies

On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors (the “Defendants”). The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint was filed on or about February 14, 2005. The Defendants’ motions to dismiss the consolidated complaint were granted on February 14, 2006. The plaintiffs filed an amended complaint on April 17, 2006 (the “Complaint”). Like the dismissed complaint, the new Complaint alleged, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, and issued a misleading registration statement and prospectus in connection with the Company’s July 2003 secondary offering. The Complaint sought unspecified monetary damages. Defendants filed a motion to dismiss the new Complaint in June 2006. While Defendants’ motions were pending, the parties reached an agreement to settle the lawsuit. Pursuant to the terms of the agreement, our insurance carrier paid the entire $5.7 million settlement amount (of which at least $0.7 million will come from the derivative settlement agreement described below). The Court granted preliminary approval of the settlement agreement on December 16, 2006. The members of the settlement class were notified of the settlement and allowed an opportunity to object before the Court granted final approval of the settlement agreement. The Court held a hearing on May 7, 2007, at which time the Court granted final approval of the settlement, entered judgment and dismissed the lawsuit with prejudice. In the fourth quarter of fiscal 2006, we recorded a liability in our financial statements for the proposed amount of the settlement. In addition, because the insurance carrier had agreed to pay the entire $5.7 million settlement and recovery from the insurance carrier was probable, a receivable was also recorded for the same amount. There was no impact to the statements of operations or cash flows because the amounts of the settlement and the insurance recovery fully offset each other. As the insurance company has funded the $5.7 million settlement to the escrow agent, the appeal deadline has passed, and the distribution of claims is purely administrative, we reversed the liability and related receivable in the fourth quarter of fiscal 2007.

On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company was also named as a nominal defendant in both actions. The complaints alleged that between January 2003 and the date the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints alleged claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment, and sought unspecified damages, equitable relief, and restitution against the individual defendants. On June 7, 2005, the District Court dismissed the Dodt action and on June 15, 2005, the District Court dismissed the Christ action. Mr. Dodt appealed the dismissal of his complaint. Mr. Dodt filed an appellate brief in June 2006. The Company’s response to Mr. Dodt’s brief was filed on July 28, 2006. While plaintiff’s appeal was pending, the parties reached an agreement to settle the lawsuit. Pursuant to the terms of the agreement, our insurance carrier paid the entire $300,000 settlement amount (total amount of the settlement is $1.0 million; $0.7 million of which will be used to fund a portion of the $5.7 million class action settlement described above). The Court granted preliminary approval of the settlement agreement on January 26, 2007. Notice was issued and shareholders were allowed an opportunity to object before the Court granted final approval of the agreement. The Court held a hearing on May 7, 2007, at which time it granted final approval of the settlement agreement. In the fourth quarter of fiscal 2006, we recorded a liability in our financial statements for the amount of the settlement. In addition, because the insurance carrier agreed to pay the entire $300,000 settlement and recovery from the insurance carrier was probable, a receivable was also recorded for the same amount. There was no impact to the statements of operations or cash flows because the amounts of the settlement and the insurance recovery fully offset each other. As the insurance company has funded the $0.3 million settlement to the escrow agent, the appeal deadline has passed, and the distribution of claims is purely administrative, we reversed the liability and related receivable in the fourth quarter of fiscal 2007.

In addition, from time to time, we are subject to claims and litigation incident to our business. There are currently no such pending proceedings to which we are a party that we believe will have a material adverse effect on our consolidated results of operations, liquidity, or financial condition.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of errors. SFAS No. 154 was effective for our current fiscal year beginning October 1, 2006. Although we have no current application for this statement, the adoption of this statement may affect our future financial condition and results of operations.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 will be effective for our fiscal year 2008 beginning September 30, 2007. Based on a preliminary analysis, we believe the impact of adopting this interpretation on our future results of operations, financial position and cash flows will not be material. The final analysis will be completed in the first quarter of fiscal 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 will be effective for our fiscal year 2009 beginning September 28, 2008. We are currently evaluating SFAS No. 157 and it is not expected to have a material impact on our financial position, results of operations or cash flows; however, additional disclosures may be required regarding the inputs used to develop the measurements and the effect of certain of the measurements on changes in net assets from period to period.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end, with limited exceptions. SFAS No. 158 was effective for our fiscal year ended September 29, 2007. We elected to adopt the provisions of this statement using the prospective transition method. The adoption of SFAS No. 158 resulted in a $0.1 million increase to accumulated other comprehensive loss on our Consolidated Balance Sheet as of September 29, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under this standard, entities are provided with an option to report selected financial assets and liabilities at fair value. Eligible financial instruments include, but are not limited to, held-to-maturity and available-for-sale investment securities, and financial liabilities (i.e. debt obligations). Entities are permitted to elect the fair value option on an instrument-by-instrument basis; once the election is made, it is irrevocable. SFAS No. 159 will be effective for our fiscal year 2009 beginning September 28, 2008. Early adoption is permitted as of our fiscal year 2008 beginning September 30, 2007, provided certain additional conditions are met. We are currently evaluating SFAS No. 159 and the impact it may have on our financial position, results of operations and cash flows.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 29, 2007, we had no borrowings on our revolving line of credit with JPMorgan Chase Bank, N.A. Should we borrow against the line, interest charged on these borrowings would be at the lower of the JPMorgan Chase Bank, N.A. “prime rate” or the London Interbank Offered Rate (“LIBOR”) plus 1.5%. During fiscal 2007, the bank’s prime rate averaged 8.23% and was 7.75% as of September 29, 2007.

We are subject to changes in the prime rate based on Federal Reserve actions and general market interest fluctuations. We are also subject to fluctuations in the LIBOR. As of September 29, 2007, the LIBOR was approximately 5.06%. Should we begin borrowing against the credit line, annual interest expense (at 6.56%) would be approximately $65,600 for every $1.0 million borrowed. A hypothetical 1% increase in the interest rate would increase interest expense by approximately $10,000 per $1.0 million borrowed on an annual basis. We believe that moderate interest rate increases will not have a material adverse impact on our consolidated results of operations, liquidity or financial position.

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

Evaluation of Disclosure Controls and Procedures.  Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the evaluation process.

We have evaluated, under the supervision and with the participation of management, including our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our CEO and CFO concluded that as of September 29, 2007 our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our CEO and CFO also concluded that our disclosure controls were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has undertaken an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 29, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the COSO framework, management has concluded that the Company’s internal control over financial reporting was effective as of September 29, 2007.

Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of September 29, 2007, as stated in their report which appears in the “Report of Independent Registered Public Accounting Firm” on page 49 of this Form 10-K.

ITEM 9B	OTHER INFORMATION

Employment Agreement

On December 13, 2007, we entered into a new employment agreement with Mr. Shokrgozar, who is employed as our President and Chief Executive Officer. Mr. Shokrgozar’s agreement provides for a three year term ending December 12, 2010, that renews automatically for subsequent two-year terms unless 90 days prior to the expiration date, either we or Mr. Shokrgozar notifies the other of its intention not to extend the agreement. The agreement provides for an annual base salary of $500,000, which may be increased at the discretion of our Compensation Committee, an annual bonus up to 100% of his base salary to be determined by our Compensation Committee and participation by Mr. Shokrgozar in our fringe benefit programs generally available to our senior executives. In the event of a termination for cause, we are required to pay Mr. Shokrgozar only his unpaid salary and those amounts earned by or accrued for his benefit under our plans to the date of termination. In the event of a termination without cause, or if we elect not to renew the agreement, we are required to pay to Mr. Shokrgozar a lump sum severance payment equal to two times the sum of Mr. Shokrgozar’s highest annual base salary and highest annual bonus/incentive compensation. The agreement also provides in such circumstance for the continuation of his benefits for a period of at least 18 months, provision of executive-level outplacement services and the immediate vesting of his restricted stock grants, performance shares and options and may exercise those options for the greater of the remaining option term or for a period of 18 months after termination. Mr. Shokrgozar’s agreement includes special provisions in the event of a “Change in Control” (as defined in the agreement). Specifically, Mr. Shokrgozar’s employment term would automatically extend for a period of 18 months. During that term, Mr. Shokrgozar could terminate his agreement if his duties were materially changed, his annual compensation was decreased, he was required to relocate or if our successor failed to assume our obligation under the agreement. In the event of such a termination, Mr. Shokrgozar is entitled to a lump sum severance payment equal to three times his highest annual base salary and highest annual bonus/incentive compensation as well as the continuing benefits provided in the event of a termination without cause by us. A copy of the agreement is filed as Exhibit 10.10 to this Annual Report on Form 10-K.

Cash Incentive Bonus Awards

On December 12, 2007, our Compensation Committee determined and approved specific financial and operational performance goals for 2008 for possible cash incentive bonus awards for our named executive officers, namely Hamid Shokrgozar, President, Chairman and Chief Executive Officer, Dan Tarantine, Executive Vice President, Corporate Strategic Development, and Roger Derse, Vice President, Chief Financial Officer, Secretary and Treasurer (the “Executive Officers”). Actual cash bonuses, if any, will be determined based on achievement of certain minimum Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) amounts. If this EBITDA amount is attained, the cash bonus award of Messrs. Shokrgozar and Derse would be expected to be approximately 50% of their base salary and the cash bonus award of Mr. Tarantine would be expected to be approximately 25% of his base salary. If 90% of this EBITDA amount is attained then the cash bonus award of Messrs. Shokrgozar and Derse would be expected to be approximately 25% of their base salary and the cash bonus award of Mr. Tarantine would be expected to be approximately 10% of his base salary. In the event that we achieved a stretch EBITDA amount determined by the Compensation Committee, the cash bonus award of Messrs. Shokrgozar and Derse would be expected to be approximately 100% of their base salary and the cash bonus award of Mr. Tarantine would be expected to be approximately 50% of his base salary.

Equity Incentive Awards

In addition, on December 12, 2007, the Compensation Committee determined and approved an Equity Incentive Program for the Executive Officers, consisting of two types of equity compensation, restricted stock units (“RSUs”) and performance shares.

The Board of Directors granted and approved 50,000 RSUs for Mr. Shokrgozar and 25,000 RSUs for Mr. Derse. The RSUs will vest over a two-year period, with 50% of each RSU award vesting on the first-year anniversary of the date of grant and the remaining 50% of each RSU award vesting upon the end of the second-year anniversary of the date of grant. Upon a “Change of Control” of the Company (as such term is defined in the 1994 Flexible Stock Plan) each RSU award will automatically and fully vest. The form of our RSU award agreement under the 1994 Flexible Stock Plan is filed herewith as Exhibit 10.20 to this Annual Report on Form 10-K.

The performance share awards will also vest over a two-year period, subject to certain performance criteria of the Company. If we achieve an annual EBITDA amount that is 20% greater than the fiscal year 2008 base case set by the Compensation Committee, based on a fiscal year 2008 forecast approved by the Board of Directors (the “Performance Share Target”), then each Executive Officer would be expected to receive an award as follows: (i) Mr. Shokrgozar — 100,000 performance shares, (ii) Mr. Derse — 25,000 performance shares, and (iii) Mr. Tarantine — 10,000 performance shares. If we achieve 90% of the Performance Share Target then 50% of such performance share awards applicable to each Executive Officer would be awarded. Under this Equity Incentive Program, in the event that no performance shares are awarded in 2008, the Executive Officers have the same opportunity for performance shares awards in fiscal 2009; provided, however, if we achieve 90% of the Performance Share Target in fiscal 2008 and 50% of such performance share awards were awarded, then, we must achieve 100% of the Performance Share Target in fiscal 2009 to grant the remaining 50% of each performance share award to each Executive Officer. Upon a “Change of Control” of the Company (as such term is defined in the 1994 Flexible Stock Plan) each performance share award will be automatically granted and fully vested regardless of the achievement of the Performance Share Target. The form of our performance share award agreement under the 1994 Flexible Stock Plan is filed herewith as Exhibit 10.21 to this Annual Report on Form 10-K.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 relating to our directors’ and nominees’ corporate governance and compliance with Section 16(a) of the Exchange Act will be set forth in our proxy statement (which will be filed with the Securities Exchange Commission no later than 120 days following our 2007 fiscal year-end or will be filed in an amendment to this Annual Report on Form 10-K) relating to our annual meeting of shareholders to be held on March 6, 2008 (the “2008 Proxy Statement”), and is incorporated herein by this reference.

The information required by this Item 10 for our executive officers is set forth under Part I, Item 4, of this Annual Report on Form 10-K, under the subheading “Executive Officers of the Registrant”.

We have adopted a Code of Ethics and Business Conduct that applies to all of our executive officers, director of financial reporting and compliance, corporate controller and division controllers. A copy of the Code of Ethics and Business Conduct is posted on our internet web site at www.whiteedc.com. If we make any amendment to, or grant any waivers of, a provision of the Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer, director of financial reporting and compliance, corporate controller or division controllers where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on our internet web site. In addition, any waiver of a provision of the Code of Ethics and Business Conduct applicable to any of our directors or executive officers will be disclosed on Form 8-K as required by the NASDAQ Marketplace Rules.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this Item 11 will be set forth in the 2008 Proxy Statement and is incorporated herein by this reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Unless set forth below, information required by this Item 12 is set forth in the 2008 Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table provides information as of September 29, 2007, with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

	Number of Securities
	to be Issued Upon	Weighted Average
	Exercise of	Exercise Price of	Number of Securities
	Outstanding Options	Outstanding Options	Remaining Available
Plan Category	and Restricted Stock	and Restricted Stock	for Future Issuance

Equity compensation plans approved by security holders(1)	1,375,826	$4.40	997,412

Equity compensation plans not approved by security holders(2)	884,462	$5.24	11,946

Total	2,260,288	$4.72	1,009,358

(1)	Equity compensation plans approved by security holders include the 1994 Flexible Stock Plan, as amended, the 2001 Director Stock Plan, the Amendment to Company’s Stock Plan for Non-Employee Directors and the 2006 Director Restricted Stock Plan.

(2)	Equity Compensation Plans not approved by security holders include the following plans:

Shokrgozar Plan — During fiscal 2000, the Company’s Board of Directors approved an independent grant to Mr. Shokrgozar for a nonqualified stock option to purchase up to 125,000 shares of common stock at an exercise price of $2.75 per share, vesting over four years. At September 29, 2007, 125,000 shares from this independent option right were still under option.

2000 Broad Based Non-qualified Stock Plan — During fiscal 2001, the Company’s Board of Directors approved the 2000 Broad Based Non-qualified Stock Plan, which provides for the issuance of options to purchase shares of Common Stock at an exercise price equal to the fair market value at the date of grant. As of September 29, 2007, 11,946 shares were available for grant and 720,936 granted options were unexercised.

IDS Plan — The Company assumed the IDS Stock Option Plan and 169,000 warrants with the acquisition of IDS in January, 2003. As of September 29, 2007, 38,526 granted options were unexercised and there were no shares available for grant. In addition, all warrants have been exercised.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 will be set forth in the 2008 Proxy Statement and is incorporated herein by this reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be set forth in the 2008 Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

INDEX TO FINANCIAL STATEMENT SCHEDULES

Financial Schedule	Page

Schedule II Valuation and Qualifying Accounts and Reserves	80

(a)(3) Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 on Form 8-K filed May 6, 1998).

2.2	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A on Form S-4 filed June 11, 1998, Registration No. 333-56565).

2.3	Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B on Form S-4, filed September 2, 1998, Registration No. 333-56565).

2.4	Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp., and Interface Data Systems, Inc. (incorporated herein by reference to Exhibit 2.1 on Form 8-K filed January 24, 2003).

2.5	Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P. (incorporated herein by reference to Exhibit 10.29 on Form 10-Q, filed February 13, 2001).

Exhibit
Number		Description

2.6		Agreement and Plan of Merger dated September 26, 2006, by and between Interface Data Systems, Inc. and White Electronic Designs Corporation (incorporated herein by reference to Exhibit 2.6 on Form 10-K filed December 14, 2006).

3.1		Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed December 24, 1998).

3.2		Amended and Restated By-Laws of White Electronic Designs Corporation dated December 5, 2007 (incorporated herein by reference to Form 8-K filed December 7, 2007).

4.1		Shareholder Rights Agreement, effective December 6, 1996, (incorporated herein by reference to Exhibit 5(b) on Form 8-K, filed December 19, 1996).

4.2		Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 on Form S-4, filed June 11, 1998, Registration No. 333-56565).

4.3		Amendment No. 2 to Rights Agreement, effective December 5, 2006 (incorporated herein by reference to Exhibit 4.3 on Form 10-K, filed December 14, 2006).

10.1		Agreement to be Bound by Registration Rights Agreements, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.1 on Form S-4, filed Jun 11, 1998, Registration No. 333-56565).

10	.2**	Agreement to be Bound by Severance Agreements and Employment Agreement, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.2 on Form S-4, filed June 11, 1998, Registration No. 333-56565).

10	.3**	1994 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of Shareholders).

10	.4**	Amendment to Company’s 1994 Flexible Stock Plan, effective May 7, 2001 (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed May 9, 2001, Registration No. 333-60544).

10.5		Rule 10b5-1 Stock Purchase Plan, dated June 21, 2006 (incorporated by reference to Exhibit 10.3 on Form 10-Q, filed August 10, 2006).

10.6		Revolving Line of Credit Agreement with JPMorganChase Bank, N.A., dated April 3, 2007 (incorporated by reference to Exhibit 10.2 on Form 10-Q, filed May 10, 2007).

10	.7**	White Electronic Designs Corporation 2001 Director Stock Plan (incorporated herein by reference to Exhibit 99 on Form S-8, filed May 9, 2001, Registration No. 333-60536).

10	.8**	Amendment to Company’s Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 99 on Form S-8, filed May 9, 2001, Registration No. 333-60548).

10	.9**	White Electronic Designs Corporation 2000 Broad Based Employee Stock Option Plan (incorporated herein by reference to Exhibit 99 on Form S-8, filed May 9, 2001, Registration No. 333-60542).

10	.10* **	Executive Employment Agreement made as of December 13, 2007 between White Electronic Designs Corporation and Hamid R. Shokrgozar.

10	.11**	Non-Qualified Stock Option Agreement between White Electronic Designs Corporation and Hamid Shokrgozar dated November 10, 1999 (incorporated herein by reference to Exhibit 10.42 on Form 10-K filed on December 23, 2002).

10.12		Industrial Real Estate Lease dated February 4, 1997 between Bowmar Instrument Corp., as tenant, and Allred Phoenix Properties, L.L.C., as landlord (incorporated herein by reference to Exhibit 10.5 on Form 10-K for the fiscal year ended September 27, 1997).

10.13		First Amendment to certain Industrial Real Estate Lease dated February 4, 1997 between White Electronic Designs Corporation (as successor-in-interest of Bowmar Instrument Corp.) and Gus Enterprises-XII, L.L.C. (as successor-in-interest of Allred Phoenix Properties, L.L.C.) dated November 5, 2004 (incorporated herein by reference to Exhibit 10.21 on Form 10-K filed on December 16, 2004).

Exhibit
Number		Description

10	.14**	2006 Director Restricted Stock Plan, effective March 24, 2006 (incorporated by reference to Appendix A to Schedule 14A, filed on January 24, 2006).

10	.15**	First Amendment to 2006 Director Restricted Stock Plan, effective August 24, 2006 (incorporated by reference to Exhibit 99.1 on Form 8-K, filed August 30, 2006).

10	.16**	Form of Restricted Stock Agreement to 2006 Director Restricted Stock Plan, effective August 24, 2006 (incorporated by reference to Exhibit 99.2 on Form 8-K, filed on August 30, 2006).

10	.17**	Change of Control Agreement between Dante V. Tarantine and White Electronic Designs Corporation, effective December 13, 2006 (incorporated herein by reference to Exhibit 10.26 on Form 10-K, filed December 14, 2006).

10	.18**	Change of Control Agreement between Roger A. Derse and White Electronic Designs Corporation, effective December 13, 2006 (incorporated herein by reference to Exhibit 10.27 on Form 10-K, filed December 14, 2006).

10	.19*	Form of Restricted Stock Units Award Agreement under the 1994 Flexible Stock Plan.

10	.20*	Form of Performance Share Award Agreement under the 1994 Flexible Stock Plan.

21	.1*	Subsidiaries of White Electronic Designs Corporation.

23	.1*	Consent of Grant Thornton LLP.

23	.2*	Consent of PricewaterhouseCoopers LLP.

31	.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1##	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2##	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management compensatory contract, plan or arrangement.

##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

/s/ Roger A. Derse
Roger A. Derse
Chief Financial Officer, Secretary and Treasurer

Date: December 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

/s/ Hamid R. Shokrgozar	/s/ Edward A. White
Hamid R. Shokrgozar President, Chief Executive Officer and Chairman of the Board of Directors	Edward A. White Vice Chairman of the Board of Directors

Date: December 13, 2007	Date: December 13, 2007

/s/ Thomas M. Reahard	/s/ Thomas J. Toy
Thomas M. Reahard Lead Director	Thomas J. Toy Director

Date: December 13, 2007	Date: December 13, 2007

/s/ Jack A. Henry	/s/ Roger A. Derse
Jack A. Henry Director	Roger A. Derse Chief Financial Officer, Secretary and Treasurer

Date: December 13, 2007	Date: December 13, 2007

/s/ Paul D. Quadros
Paul D. Quadros Director

Date: December 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
White Electronic Designs Corporation

We have audited the accompanying consolidated balance sheet of White Electronic Designs Corporation and subsidiaries (collectively, the “Company”) as of September 29, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. We also have audited the Company’s internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. The consolidated financial statements of the Company as of September 30, 2006 and for the each of the two years in the period ended September 30, 2006 were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated December 14, 2006.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of White Electronic Designs Corporation and subsidiaries as of September 29, 2007, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, White Electronic Designs Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

Our audit was conducted for the purpose of forming an opinion on the basic 2007 consolidated financial statements taken as a whole. The financial statement schedule listed in the index appearing under Item 15(a)(2) is presented for purposes of additional analysis and is not a required part of the basic 2007 consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic 2007 consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic 2007 consolidated financial statements taken as a whole.

/s/  GRANT THORNTON LLP
Phoenix, Arizona
December 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
White Electronic Designs Corporation:

In our opinion, the consolidated balance sheet as of September 30, 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of two years in the period ended September 30, 2006 listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of White Electronic Designs Corporation and its subsidiaries at September 30, 2006, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the two years in the period ended September 30, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective October 2, 2005.

/s/  PricewaterhouseCoopers LLP
Phoenix, Arizona
December 14, 2006

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 29,	September 30,
	2007	2006
	(In thousands, except
	per share data)

ASSETS
Current Assets
Cash and cash equivalents	$48,652	$55,829
Accounts receivable, less allowance for doubtful accounts of $300 and $256	17,805	19,020
Inventories	31,213	19,401
Assets held for sale	—	1,924
Prepaid expenses and other current assets	741	6,512
Deferred income taxes	4,603	4,323

Total Current Assets	103,014	107,009
Property, plant and equipment, net	12,678	13,367
Deferred income taxes	171	—
Goodwill	5,306	5,306
Intangible assets, net	2,477	4,609
Other assets	118	217

Total Assets	$123,764	$130,508

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,718	$5,794
Accrued salaries and benefits	1,748	2,043
Other accrued expenses	2,785	7,635
Deferred revenue	4,853	1,961

Total Current Liabilities	16,104	17,433
Accrued long-term pension liability	271	303
Deferred income taxes	33	1,197
Other long-term liabilities	1,222	1,395

Total Liabilities	17,630	20,328

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 24,841,586 and 24,666,390 shares issued	2,484	2,467
Treasury stock, 1,828,412 and 285,587 shares, at par	(183)	(29)
Additional paid-in capital	83,787	90,637
Retained earnings	20,228	17,142
Accumulated other comprehensive loss	(182)	(37)

Total Shareholders’ Equity	106,134	110,180

Total Liabilities and Shareholders’ Equity	$123,764	$130,508

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	September 29,	September 30,	October 1,
	2007	2006	2005
	(In thousands, except share data and per share data)

Net sales	$104,237	$108,928	$117,031
Cost of sales	73,321	75,713	82,298

Gross profit	30,916	33,215	34,733

Operating expenses:
Selling, general and administrative	21,144	18,970	19,704
Research and development	6,769	6,592	5,634
Amortization of intangible assets	473	473	606
Goodwill impairment	—	364	11,435
Intangible asset impairment	1,414	—	—

Total operating expenses	29,800	26,399	37,379

Operating income (loss)	1,116	6,816	(2,646)
Interest income	2,540	2,180	1,138

Income (loss) before income taxes	3,656	8,996	(1,508)
Provision for income taxes	(570)	(2,983)	(2,027)

Net income (loss)	$3,086	$6,013	$(3,535)

Earnings (loss) per share — basic	$0.13	$0.25	$(0.14)

Earnings (loss) per share — diluted	$0.13	$0.24	$(0.14)

Weighted average number of common shares and equivalents:
Basic	23,574,852	24,488,041	24,437,672

Diluted	24,107,677	24,930,939	24,437,672

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
				Additional			Other	Total
	Common	Common	Treasury	Paid-in	Unearned	Retained	Comprehensive	Shareholders’
	Shares	Stock	Stock	Capital	Compensation	Earnings	Loss	Equity
	(In thousands of dollars, except share data)

Balance, October 2, 2004	24,335,310	$2,433	$(4)	$90,347	$(8)	$14,664	$(217)	$107,215
Net loss	—	—	—	—	—	(3,535)	—	(3,535)
Minimum pension liability	—	—	—	—	—	—	35	35

Comprehensive loss								(3,500)

Stock options exercised	119,752	12	—	288	—	—	—	300
Common stock issued through employee stock purchase plan	24,214	3	—	104	—	—	—	107
Stock compensation earned during the year	—	—	—	—	8	—	—	8
Tax benefits related to exercise of stock options	—	—	—	90	—	—	—	90

Balance, October 1, 2005	24,479,276	2,448	(4)	90,829	—	11,129	(182)	104,220
Net income	—	—	—	—	—	6,013	—	6,013
Minimum pension liability	—	—	—	—	—	—	145	145

Comprehensive income								6,158

Stock options and warrants exercised	187,114	19	—	443	—	—	—	462
Stock-based compensation expense	—	—	—	373	—	—	—	373
Common stock repurchased through common stock purchase plan	—	—	(25)	(1,174)	—	—	—	(1,199)
Tax benefits related to exercise of stock options	—	—	—	166	—	—	—	166

Balance, September 30, 2006	24,666,390	2,467	(29)	90,637	—	17,142	(37)	110,180
Net income	—	—	—	—	—	3,086	—	3,086

Comprehensive income								3,086

Stock options and warrants exercised	162,696	16	—	431	—	—	—	447
Restricted stock vested	12,500	1	—	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	397	—	—	—	397
Common stock repurchased through common stock purchase plan	—	—	(154)	(7,887)	—	—	—	(8,041)
Tax benefits related to exercise of stock options and warrants	—	—	—	210	—	—	—	210
Adjustment to initially adopt SFAS 158, net of tax	—	—	—	—	—	—	(145)	(145)

Balance, September 29, 2007	24,841,586	$2,484	$(183)	$83,787	$—	$20,228	$(182)	$106,134

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 29,	September 30,	October 1,
	2007	2006	2005
	(In thousands)

OPERATING ACTIVITIES:
Net income (loss)	$3,086	$6,013	$(3,535)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,885	4,160	4,067
Goodwill impairment	—	364	11,435
Intangible asset impairment	1,414	—	—
Deferred income tax	(1,547)	(404)	670
(Gain) loss on disposition of property, plant and equipment	90	26	(41)
Gain on disposition of assets held for sale	(191)	—	—
Stock-based compensation expense related to employee stock awards	397	373	—
Tax benefit related to exercise of stock awards	210	166	90
Excess tax benefits from stock-based compensation	(56)	(84)	—
Net changes in balance sheet accounts:
Accounts receivable	1,215	437	(418)
Inventories	(11,812)	208	5,135
Prepaid expenses and other current assets	5,771	313	759
Other assets	99	(99)	10
Accounts payable	793	37	(4,239)
Accrued expenses and deferred revenue	(2,253)	(2,214)	2,554
Other long-term liabilities	(173)	184	(407)

Net cash provided by operating activities	928	9,480	16,080

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,787)	(4,060)	(3,509)
Proceeds from disposition of property, plant, and equipment	—	54	—
Proceeds from disposition of assets held for sale	2,220	—	—

Net cash used for investing activities	(567)	(4,006)	(3,509)

FINANCING ACTIVITIES:
Common stock issued for exercise of options, warrants and restricted stock	447	462	300
Common stock issued through employee purchase plan	—	—	107
Repurchase of common stock	(8,041)	(1,199)	—
Excess tax benefits from stock-based compensation	56	84	—

Net cash provided by (used for) financing activities	(7,538)	(653)	407

Net change in cash and cash equivalents	(7,177)	4,821	12,978
Cash and cash equivalents at beginning of year	55,829	51,008	38,030

Cash and cash equivalents at end of year	$48,652	$55,829	$51,008

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$1,018	$4,649	$1,653
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property, plant and equipment in accounts payable	$131	$45	$881

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts to cover potential credit losses relating to its trade accounts receivable. The allowance is based on the Company’s historical collection experience as well as an analysis of specific past due accounts. Write-offs against the allowance totaled approximately $21,000 in fiscal 2007, $32,000 in fiscal 2006 and $274,000 in fiscal 2005.

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

As of September 29, 2007, the Company completed the first step impairment tests for the goodwill relating to its Panelview and Phoenix-based IDS reporting units. The fair value of each of the reporting units exceeded the related carrying value and, therefore, impairments of the related goodwill were not indicated.

In the fourth quarter of fiscal 2007, the Company found indicators of impairment related to the customer relationships intangible asset recorded in 2003 as part of the Phoenix-based IDS reporting unit. Approximately $1.0 million of this customer relationships intangible asset related to the microelectronic segment’s commercial related products. The largest customer at the time of the IDS acquisition was acquired by a competitor and during the fourth quarter of fiscal 2007 it was announced that the customer’s manufacturing facility was being shut down. We shipped our entire remaining backlog and there were no new orders. We currently are uncertain as to future business with this customer. The estimated future cash flows from the remaining customers indicated an impairment of the customer relationships intangible asset and an impairment charge of approximately $1.0 million was recognized. The remaining $0.4 million impairment charge relates to the display segment. During the fourth quarter of fiscal 2007, the last activities associated with the relocation of the printing business from Phoenix to our Columbus, Ohio location concluded. Due to the loss of some of the customer base which did not transfer, the

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated future cash flows of the remaining business indicated an impairment and an impairment charge of approximately $0.4 million was recognized.

Goodwill recorded was $5.3 million at September 29, 2007 and September 30, 2006, respectively. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years.

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

Basic earnings (loss) per share are computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all rights or options to acquire common shares were exercised and issued.

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is as follows:

	2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Earnings per share-basic
Net Income	$3,086,000	23,574,852	$0.13

Income available to common stockholders	3,086,000	23,574,852	0.13
Effects of Dilutive Securities
Stock options	—	532,825	—

Earnings per share-diluted
Income available to common stockholders	$3,086,000	24,107,677	$0.13

Options excluded from the calculation of diluted earnings per share were 807,389, as the exercise price of those options was greater than the average share price for the period.

	2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Earnings per share-basic
Net Income	$6,013,000	24,488,041	$0.25

Earnings available to common stockholders	6,013,000	24,488,041	0.25
Effects of Dilutive Securities
Stock options	—	442,898	(0.01)

Earnings per share-diluted
Income available to common stockholders	$6,013,000	24,930,939	$0.24

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

Stock Options

Effective October 2, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense in the financial statements for all share-based payment awards made to employees and directors based on estimated fair values. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been granted in prior periods. SFAS 123(R) also requires that excess tax benefits (i.e., tax benefits resulting from share-based compensation deductions in excess of amounts reported for financial reporting purposes) be reflected as financing cash inflows instead of operating cash inflows on our consolidated statements of cash flows. For the fiscal years ended September 29, 2007 and September 30, 2006, the Company recorded compensation expense of $397,000 and $373,000, respectively, and cash flows from financing activities of $56,000 and $84,000, respectively, for excess tax benefits, which reduced cash flows from operating activities by the same amount. The compensation cost for share-based payment awards is included in selling, general and administrative expenses on our consolidated statements of operations.

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

The pro forma information required under SFAS 123 for the fiscal year 2005 follows (in thousands, except per share amounts):

2005

Net loss — as reported	$(3,535)
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,525)

Net loss — pro forma	$(5,060)

Loss per share-basic as reported	$(0.14)

Loss per share-basic pro forma	$(0.20)

Loss per share-diluted as reported	$(0.14)

Loss per share-diluted pro forma	$(0.20)

A summary of the Company’s stock option activity for fiscal year 2007 follows (in thousands, except per share amounts):

		Options Outstanding
	Options		Weighted
	Available		Average
	for	Options	Exercise Price
	Grant	Outstanding	per Share

Balance at September 30, 2006	882	2,235	$4.80
Granted	(32)	32	5.64
Exercised	—	(43)	2.17
Expired	1	(9)	5.93
Forfeited	17	(17)	5.07

Balance at September 29, 2007	868	2,198	$4.86

The total pretax intrinsic value of options exercised during fiscal years 2007 and 2006 were approximately $180,000 and $442,000, respectively.

The total fair value of all options that vested during fiscal years 2007 and 2006 were approximately $322,000 and $394,000, respectively.

As of September 29, 2007, total compensation cost related to unvested stock options not yet recognized was approximately $0.4 million which is expected to be recognized over the next four years.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options
	2007	2006	2005

Expected options term (years)	5.1	5.3	5.2
Risk free interest rate	4.26%	4.56%	4.13%
Volatility	52%	55%	68%
Dividend yield	—	—	—

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Employee Stock Purchase Plan
	2007	2006	2005

Expected options term (years)	—	—	0.5
Risk free interest rate	—	—	3.79%
Volatility	—	—	39%
Dividend yield	—	—	—

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

The weighted-average estimated fair value of the discount on the shares sold under the Employee Stock Purchase Plan during fiscal year 2005 was $0.80. The Employee Stock Purchase Plan was terminated effective December 31, 2004.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the year ended September 29, 2007 (in thousands, except per share amounts):

	Number of	Weighted-
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value

Outstanding on September 30, 2006	38	$5.81
Granted	38	6.76
Vested	(13)	5.81
Forfeited	—	—

Outstanding on September 29, 2007	63	$6.38

The total fair value of all restricted stock units that vested during fiscal year 2007 was approximately $73,000. There were no units that vested in fiscal 2006.

As of September 29, 2007, there was $0.3 million pre-tax of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over the next four years.

q.	Newly Issued Accounting Standards

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

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 will be effective for the Company’s fiscal year 2008 beginning

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2007. Based on a preliminary analysis, the Company believes the impact of adopting this interpretation on its future results of operations, financial position and cash flows will not be material. The final analysis will be completed in the first quarter of fiscal 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 will be effective for the Company’s fiscal year 2009 beginning September 28, 2008. SFAS No. 157 is currently being evaluated by the Company and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows; however, additional disclosures may be required regarding the inputs used to develop the measurements and the effect of certain of the measurements on changes in net assets from period to period.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end, with limited exceptions. SFAS No. 158 was effective for the Company’s fiscal year ended September 29, 2007. The Company elected to adopt the provisions of this statement using the prospective transition method. The adoption of SFAS No. 158 resulted in a $0.1 million increase to accumulated other comprehensive loss on the Company’s Consolidated Balance Sheet as of September 29, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under this standard, entities are provided with an option to report selected financial assets and liabilities at fair value. Eligible financial instruments include, but are not limited to, held-to-maturity and available-for-sale investment securities, and financial liabilities (i.e. debt obligations). Entities are permitted to elect the fair value option on an instrument-by-instrument basis; once the election is made, it is irrevocable. SFAS No. 159 will be effective for the Company’s fiscal year 2009 beginning September 28, 2008. Early adoption is permitted as of the Company’s fiscal year 2008 beginning September 30, 2007, provided certain additional conditions are met. The Company is currently evaluating SFAS No. 159 and the impact it may have on its financial position, results of operations and cash flows.

3.	INVENTORIES

Inventories consisted of the following (in thousands of dollars):

	September 29,	September 30,
	2007	2006

Raw materials	$22,412	$11,482
Work-in-process	5,294	4,971
Finished goods	3,507	2,948

Total inventories	$31,213	$19,401

Raw materials include approximately $4.3 million and $1.5 million at year end 2007 and 2006, respectively, for which the Company has received advance payment from the customer. These advance payments are recorded as deferred revenue until the finished goods are delivered.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	ASSETS HELD FOR SALE

Assets held for sale consisted of the following (in thousands of dollars):

	September 29,	September 30,
	2007	2006

Land	$—	$300
Building and improvements	—	1,624

	$—	$1,924

The Company had land and a building in Phoenix, Arizona on the market as a result of the consolidation of the microelectronic segment and the relocation of the employees to the headquarters facility. The net book value of the land and building was presented as assets held for sale and depreciation of the building was discontinued in the second quarter of fiscal 2006. During the second quarter of fiscal 2007, the building was vandalized. The Company had replacement cost insurance on the building. All insurance proceeds and repair costs were recorded in the respective building and improvements account. In September 2007, the property was sold for $1.7 million and a gain of $0.2 million was recognized.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands of dollars):

	September 29,	September 30,
	2007	2006

Litigation insurance receivable (Note 13)	$—	$6,000
Other	741	512

Total accrued expenses	$741	$6,512

6.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the fiscal years ended September 29, 2007 and September 30, 2006 are as follows (in thousands of dollars):

	Microelectronic	Display
	Segment	Segment	Total

Balance as of October 1, 2005	$1,492	$4,178	$5,670
Goodwill impairment	—	(364)	(364)

Balance as of September 30, 2006	1,492	3,814	5,306
Goodwill impairment	—	—	—

Balance as of September 29, 2007	$1,492	$3,814	$5,306

Due to the less than expected financial performance in the Company’s interface electronics product line in Columbus, Ohio, the Company tested the goodwill relating to this reporting unit for impairment in the third quarter of fiscal 2006. As a result of this testing, the Company found indicators of goodwill impairment related to this reporting unit. The reporting unit in Ohio was purchased as part of the IDS acquisition in January 2003. Based on the current and forecasted competitive market conditions, the Company lowered earnings and cash flow projections for this reporting unit and expects it to grow more slowly than had previously been projected. Revenue and profitability had not met management’s expectations in fiscal 2006 primarily due to reduced demand for current interface products.

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

The consolidation of the Phoenix manufacturing facilities in fiscal 2006 enabled the Company to consolidate several functions related to its military and commercial microelectronics operations, including financial reporting. Effective for the fourth quarter of fiscal 2006, the former commercial microelectronic reporting unit no longer exists. The microelectronic segment goodwill was evaluated for impairment at September 30, 2006 using the segment as the reporting unit. The remaining display segment goodwill continues to be evaluated at a reporting unit level which represents the display business the Company acquired in Oregon in January 2001.

As of September 29, 2007, the Company completed the first step impairment tests for the goodwill relating to its Panelview and microelectronics reporting units. The fair value of each of the reporting units exceeded the related carrying value and, therefore, impairments of the related goodwill were not indicated.

The Company’s intangible assets consist of the following as of September 29, 2007 and September 30, 2006 (in thousands of dollars):

	Gross	Adoption of	Accumulated
	Amount	SFAS 158	Amortization	Impairment	Net Amount

September 29, 2007
Customer relationships	$4,100	$—	$(1,276)	$(1,414)	$1,410
Existing technology	2,427	—	(1,360)	—	1,067
Other	1,244	(244)	(1,000)	—	—

Total intangible assets	$7,771	$(244)	$(3,636)	$(1,414)	$2,477

September 30, 2006
Customer relationships	$4,100	$—	$(1,002)	$—	$3,098
Existing technology	2,427	—	(1,160)	—	1,267
Other	1,244	—	(1,000)	—	244

Total intangible assets	$7,771	$—	$(3,162)	$—	$4,609

In the fourth quarter of fiscal 2007, the Company found indicators of impairment related to the customer relationships intangible asset recorded in 2003 as part of the Phoenix-based IDS reporting unit. Approximately $1.0 million of this customer relationships intangible asset related to the microelectronic segment’s commercial related products. The largest customer at the time of the IDS acquisition was acquired by a competitor and during the fourth quarter of fiscal 2007 it was announced that the customer’s manufacturing facility was being shut down. We shipped our entire remaining backlog and there were no new orders. We currently are uncertain as to future business with this customer. The estimated future cash flows from the remaining customers indicated an impairment of the customer relationships intangible asset and an impairment charge of approximately $1.0 million was recognized. The remaining $0.4 million impairment charge relates to the display segment. During the fourth quarter of fiscal 2007, the last activities associated with the relocation of the printing business from Phoenix to our Columbus, Ohio location concluded. Due to the loss of some of the customer base which did not transfer, the estimated future cash flows of the remaining business indicated an impairment and an impairment charge of approximately $0.4 million was recognized.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the carrying amount of acquired intangible assets during fiscal 2007 and 2006 are as follows (in thousands of dollars):

	September 29,	September 30,
	2007	2006

Balance at beginning of year	$4,609	$5,121
Impairment	(1,414)	—
Change in intangible pension asset	(244)	(39)
Amortization	(474)	(473)

Balance at end of year	$2,477	$4,609

Estimated Aggregate Amortization Expense for the Next Five Fiscal Years (in thousands):

2008	$336
2009	336
2010	336
2011	336
2012	336
Thereafter	797

$2,477

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands of dollars):

	September 29,	September 30,
	2007	2006

Land	$397	$397
Buildings and improvements	1,837	1,831
Machinery and equipment	17,722	17,461
Furniture and fixtures	4,720	4,163
Leasehold improvements	7,069	6,392
Construction in progress	1,375	678

Total, at cost	33,120	30,922
Less accumulated depreciation and amortization	(20,442)	(17,555)

Net property, plant and equipment	$12,678	$13,367

Depreciation expense was $3.4 million, $3.7 million and $3.5 million for fiscal years 2007, 2006 and 2005, respectively.

8.	OTHER ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands of dollars):

	September 29,	September 30,
	2007	2006

Accrued litigation settlement (Note 13)	$—	$6,000
Sales commissions	771	506
Warranty	363	413
Income taxes	749	—
Other accruals	902	716

Total accrued expenses	$2,785	$7,635

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity in the warranty reserve for the fiscal years 2007, 2006 and 2005 (in thousands of dollars):

Balance of warranty reserve at October 2, 2004	$640
Provision for warranty claims	914
Warranty claims charged against the reserve	(932)

Balance of warranty reserve at October 1, 2005	$622
Provision for warranty claims	121
Warranty claims charged against the reserve	(330)

Balance of warranty reserve at September 30, 2006	$413
Provision for warranty claims	135
Warranty claims charged against the reserve	(185)

Balance of warranty reserve at September 29, 2007	$363

9.	LINE OF CREDIT

On April 3, 2007, we entered into a $30.0 million revolving line of credit agreement with JPMorgan Chase Bank, N.A. Borrowings under the revolving line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase Bank, N.A. “prime rate”. The line of credit expires on March 31, 2009. This agreement replaced the previous JPMorgan Chase Bank, N.A. Loan and Security Agreement that expired on March 31, 2007. A commitment fee of 0.125% is charged on the unused portion of the line. We are in compliance with all debt covenant requirements contained in the revolving line of credit agreement. As of September 29, 2007, there were no borrowings against the revolving line of credit, and we have not borrowed against any credit facility since April 2003.

10.	INCOME TAXES

The provision for income taxes consists of the following (in thousands of dollars):

	2007	2006	2005

Current
Federal	$1,970	$3,186	$1,066
State	232	201	291

Total current	2,202	3,387	1,357

Deferred
Federal	(1,207)	(298)	818
State	(425)	(106)	(148)

Total deferred	(1,632)	(404)	670

Income tax provision	$570	$2,983	$2,027

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the income tax provision calculated at the U.S. federal statutory tax rate of 34% to the actual tax provision is as follows (in thousands of dollars):

	2007	2006	2005

Income tax expense (benefit) provision at statutory rate	$1,243	$3,059	$(513)
State taxes, net of federal benefit	171	115	(56)
Federal and state credits	(614)	(47)	(816)
Extraterritorial income exclusion	(23)	(94)	(139)
Non-deductible goodwill impairment	—	124	4,311
Manufacturers’ deduction	(56)	(93)	—
Adjustments related to prior year accruals	(217)	(119)	(786)
Other	66	38	26

Income tax provision	$570	$2,983	$2,027

The income tax effect of loss carry forwards, tax credit carry forwards and temporary differences between financial and tax reporting give rise to the deferred income tax assets and liabilities. Such deferred income tax assets and liabilities consisted of the following (in thousands of dollars):

	September 29,	September 30,
	2007	2006

Deferred tax assets:
Tax credits	$375	$275
Allowance for doubtful accounts	120	101
Inventories	1,939	2,453
Deferred revenue	1,877	771
Accrued expenses and other liabilities	816	856
Pension	90	21
Net operating loss carry forwards	850	1,104

Deferred tax assets	6,067	5,581

Deferred tax liabilities:
Property, plant, and equipment	(145)	(552)
Intangible assets	(1,007)	(1,722)
Other	(174)	(181)

Deferred tax liabilities	(1,326)	(2,455)

Net deferred tax assets	$4,741	$3,126

As of September 29, 2007, the Company had federal net operating loss carry forwards of approximately $2.5 million, which expire at various dates through 2018. There were state tax credit carry forwards of approximately $0.4 million as of September 29, 2007, which expire at various dates through 2022.

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

In October 2004, Congress passed the American Jobs Creation Act of 2004 (the “Act”), which eliminated the extraterritorial income exclusion, and provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities, referred to as the manufacturer deduction. The extraterritorial income exclusion will be phased out through calendar year 2006, and the manufacturer deduction will be phased in through 2010. Additionally, the federal research and experimentation credit expired on December 31, 2005, which increased the Company’s effective rate in fiscal 2006. However, on December 9, 2006, Congress extended the research and experimentation credit through December 31, 2007 and made it retroactive to January 1, 2006. Due to the provisions of SFAS 109, the Company recorded a $150,000 benefit in the first quarter of fiscal 2007 for the retroactive portion.

The Company accrues reserves for potential tax contingencies based on a comprehensive review of its tax positions. These reserves are adjusted as necessary and released after matters are resolved with tax authorities or upon closure of tax years subject to tax audit. Reserves for these tax matters of $0.5 million and $0.6 million as of September 29, 2007 and September 30, 2006 are included on our balance sheets as a component of other long-term liabilities. During the fourth quarter of fiscal 2007, the Company also reviewed its tax reserves and revised some of its estimates. Accordingly, the tax reserves were reduced by approximately $0.2 million which decreased income tax expense by a corresponding amount.

11.	BENEFIT PLANS

Defined Benefit Plan

The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. Benefits are based primarily on a benefits multiplier and years of service. The Company funds an amount equal to the minimum funding required plus additional amounts which may be approved by the Company from time to time. There were no contributions to the plan in fiscal years 2007 and 2006, and $80,000 was contributed in 2005.

The expected long-term rate of return on plan assets is updated annually taking into consideration the related asset allocation, historical returns on the types of assets held in the plan, and the current economic environment. Based on these factors, the Company expects its plan assets to earn a long-term rate of return of 7.00%. Actual year-by-year returns can deviate substantially from the long-term expected return assumption. However, over time it is expected that the amount of over performance will equal the amount of under performance. Changes in the mix of plan assets could impact the amount of recorded pension income or expense, the funded status of the plan and the need for future cash contributions. The discount rate used to calculate the expected present value of future benefit obligations as of September 29, 2007 was 6.11%. The Company periodically reviews the plan asset mix, benchmark discount rate, expected rate of return and other actuarial assumptions and adjusts them as deemed necessary.

In September 2006, the Financial Accounting Standards Board issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106 and 132(R).” SFAS 158, which became effective for the Company’s fiscal year ended September 29, 2007, requires employers to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. The funded status of a defined benefit pension plan is measured as the difference between plan assets at fair value and the plan’s projected benefit obligation.

Based on the projected benefit obligations of the Company’s defined benefit pension plan at September 29, 2007, the aggregate funded status of the Company’s defined benefit pension plan was $0.3 million underfunded.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the incremental effect of applying SFAS 158 on individual line items in the Consolidated Balance Sheet as of September 29, 2007 (in thousands).

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158

Deferred income taxes	$4,535	$68	$4,603
Total Current Assets	102,946	68	103,014
Intangible assets, net	2,721	(244)	2,477
Total Assets	123,941	(177)	123,764
Accrued long-term pension liability	303	(32)	271
Total Liabilities	17,662	(32)	17,630
Accumulated other comprehensive loss	(37)	(145)	(182)
Total Shareholders’ Equity	106,279	(145)	106,134
Total Liabilities and Shareholders’ Equity	123,941	(177)	123,764

The following table shows a reconciliation of changes in the plan’s benefit obligation and plan assets for the fiscal years ended September 29, 2007 and September 30, 2006, and a reconciliation of the funded status with amounts recognized in the Consolidated Balance Sheets as of September 29, 2007 and September 30, 2006 (in thousands).

	September 29,	September 30,
	2007	2006

Change in Benefit Obligation
Benefit obligation at beginning of year	$3,317	$3,363
Service cost	54	63
Interest cost	189	182
Amendments	1	—
Actuarial gain	(91)	(136)
Benefits paid	(172)	(155)

Benefit obligation at end of year	$3,298	$3,317

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,888	$2,811
Actual return on plan assets	311	238
Expenses	—	(6)
Benefits paid	(172)	(155)

Fair value of plan assets at end of year	$3,027	$2,888

Funded Status	$(271)	$(428)
Unrecognized actuarial (gain) loss	(176)	58
Unrecognized prior service cost	209	244

Net amount recognized	$(238)	$(126)

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 29,	September 30,
	2007	2006

Amounts Recognized in the Consolidated Balance Sheets
Before adoption of SFAS No. 158:
Accrued benefit liability		$(428)
Intangible asset		244
Accumulated other comprehensive loss		58

Net amount recognized		$(126)

After adoption of SFAS No. 158:
Noncurrent liabilities	$(271)

Amount recognized	$(271)

Amounts recognized in accumulated other comprehensive loss
Net actuarial gain	$(176)
Prior service cost	209

Total (before tax)	$33

The accumulated benefit obligation for the defined benefit pension plan was $3.3 million at September 29, 2007 and September 30, 2006.

The components of net periodic benefit cost and other amounts recognized in other accumulated comprehensive loss are as follows (in thousands):

	Fiscal Year Ended
	2007	2006	2005

Net periodic benefit cost
Service cost	$81	$89	$87
Interest cost	189	182	183
Expected return on plan assets	(194)	(189)	(177)
Recognized prior service cost	36	39	39

Net periodic benefit cost	112	121	132

Additional Information
Decrease in minimum liability included in accumulated other comprehensive loss	$(58)	$(205)	$(60)

During the 2006/2007 plan year, the plan’s total unrecognized net loss decreased by $233,866. The variance between the actual and expected return on plan assets during the 2006/2007 plan year decreased the total unrecognized net loss by $116,804. Because the total unrecognized net gain or loss is less than the greater of 10% of the projected benefit obligation or 10% of the plan assets, no amortization is necessary. As of November 22, 2006 the average expected future working lifetime of active plan participants was 8 years. Actual results for plan year 2007/2008 will depend on the 2007/2008 actuarial valuation of the plan.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s weighted-average assumptions used to determine net periodic benefit cost for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005 are as follows:

	September 29,	September 30,	October 1,
	2007	2006	2005

Discount Rate	5.89%	5.65%	5.92%
Expected return on plan assets	7.00%	7.00%	7.00%

The change in unrecognized net gain/loss is one measure of the degree to which important assumptions have coincided with actual experience. During the 2006/2007 plan year, the unrecognized net loss decreased by 7.0% of the November 22, 2006 projected benefit obligation. The Company changes important assumptions whenever changing conditions warrant. The discount rate is typically changed at least annually and the expected long-term rate of return on plan assets will typically be revised every three to five years. Other material assumptions include the rates of employee termination and rates of participant mortality.

The discount rate was determined by projecting the plan’s expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. A 1% increase/decrease in the discount rate would have decreased/increased the net periodic benefit cost for 2006/2007 by approximately $3,000 and decreased/increased the year-end projected benefit obligation by $335,000.

The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations described below. Each 1% increase/decrease in the expected rate of return assumption would have decreased/increased the net periodic benefit cost for 2006/2007 by $28,000.

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

The Company’s pension plan asset allocations at September 29, 2007 and September 30, 2006 are as follows (in thousands):

	2007	2006

Cash and cash equivalents	$133	$48
Fixed income mutual funds	1,181	1,203
Equity mutual funds	1,707	1,631
Other	6	6

Total	$3,027	$2,888

In determining the asset allocation, our investment manager recognizes the Company’s desire for funding and expense stability, the long-term nature of the pension obligation and current and projected cash needs for retiree benefit payments. Based on the Company’s criteria, it determined the Company’s present target asset allocation to be approximately 40%-60% in equity securities and 40%-60% in debt securities. The pension fund is actively

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

managed within the target asset allocation ranges. The plan’s investment policy includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The plan’s assets are currently invested in a variety of funds representing most standard equity and debt security classes. While no significant changes in the asset allocation are expected during the upcoming year, the Company may make changes at any time.

As of September 29, 2007 and September 30, 2006, the Company’s pension plan assets did not hold any direct investment in the Company’s common stock.

The following future benefit payments including future benefit accrual, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Pension
Period	Benefits

2008	$203
2009	201
2010	207
2011	239
2012	240
2013-2017	1,397

401(k) Plan

The Company has an Incentive Savings 401(k) Plan covering its non-union employees who have completed six months of service. During fiscal 2007, the Company matched employee contributions equal to 50% of the first 6% of the participants’ wage base. During fiscal 2007, 2006 and 2005, the Company made contributions to the plan of approximately $474,000, $413,000 and $352,000, respectively.

12.	STOCK OPTIONS, WARRANTS, AND STOCK PURCHASE PLANS

Stock Option Plans

Executives and other key employees have been granted options to purchase common shares under stock option plans adopted during the period 1987 through 2001. The option exercise price equals the fair market value of the Company’s common stock on the date of the grant. Options generally vest ratably over a four-year period and have a maximum term of ten years.

The Company issued approximately 469,000 options and 169,000 warrants to purchase its common stock in connection with the IDS acquisition. The stock options had a weighted average exercise price of $2.32 per share and expire in 2012, while the warrants had a weighted average exercise price of $2.96 and expired December 31, 2006. Approximately 38,000 of the options were unvested at the time of the acquisition, and the related unearned compensation of approximately $51,000 was recognized over the remaining vesting period of two years. Of the 168,850 warrants that remained outstanding at October 1, 2005, 50,000 were exercised during fiscal year 2006 and 118,850 were exercised during fiscal 2007.

In September 2005, the Company accelerated the vesting of all stock options, excluding options granted to non-employee directors, to purchase shares of the Company’s common stock, issued at an exercise price greater than $5.10. This resulted in the acceleration of 167,309 options. The acceleration of the vesting of these options did not result in a charge to expense based on generally accepted accounting principles. The Company took this action to eliminate future compensation expense it would otherwise recognize in its statement of operations with respect to such options after the adoption of SFAS 123(R).

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company elected to adopt the alternative

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

A summary of the Company’s stock option activity and related information is as follows (in thousands, except for weighted average amounts):

	2007		2006		2005
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Beginning balance outstanding	2,235	$4.80	2,208	$4.70	2,047	$4.43
Granted	32	$5.64	220	$4.86	325	$6.11
Exercised	(43)	$2.17	(137)	$2.29	(108)	$2.36
Expired	(9)	$5.93	(31)	$8.82	(42)	$7.65
Forfeited	(17)	$5.07	(25)	$5.15	(14)	$7.23

Ending balance outstanding	2,198	$4.86	2,235	$4.80	2,208	$4.70

Options exercisable at year end	2,028	$4.85	1,985	$4.77	2,071	$4.58

Shares available for future grant	868		882		1,167
Weighted average fair value of all options granted during the year		$2.96		$2.59		$4.21

The following table summarizes significant ranges of outstanding and exercisable options as of September 29, 2007 (in thousands, except years and per share amounts):

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-	Weighted-
		Average	Average			Average	Average
		Remaining	Exercise	Aggregate		Remaining	Exercise	Aggregate
Range of	Number	Contractual	Price per	Intrinsic	Number	Contractual	Price per	Intrinsic
Exercise Prices	Outstanding	Life (in Years)	Share	Value	Exercisable	Life (in Years)	Share	Value

0.0000 - 1.6000	249	1.18	$1.13		249		$1.13
1.6001 - 3.2000	350	2.02	2.69		350		2.69
3.2001 - 4.8000	573	4.32	3.96		509		3.86
4.8001 - 6.4000	331	7.07	5.54		225		5.73
6.4001 - 8.0000	515	5.68	6.98		515		6.98
8.0001 - 9.6000	87	5.46	8.67		87		8.67
9.6001 - 11.2000	81	3.06	10.59		81		10.59
11.2001 - 12.8000	12	1.19	12.19		12		12.19

Total	2,198	4.31	$4.86	$2,661	2,028	3.94	$4.85	$2,609

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.22 on September 28, 2007, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date. The total number of in-the-money options exercisable as of September 29, 2007 was approximately 1,211,000.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Plan

Effective March 24, 2006, the White Electronic Designs Corporation 2006 Director Restricted Stock Plan was approved by the shareholders. Under this plan, non-employee directors receive an annual grant of 7,500 shares at the Annual Meeting of Shareholders that vest ratably over a three year period. The Company values these shares using the intrinsic method. The 37,500 shares granted on March 24, 2006 were valued at $5.81 per share, the closing price of the stock on the date of grant. The 37,500 shares granted on March 7, 2007 were valued at $6.76 per share, the closing price of the stock on that date.

13.	COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment under non-cancelable lease agreements, some of which include renewal options, of up to ten years. Total rent expense for fiscal 2007, 2006, and 2005 was approximately $2.1 million, $2.0 million and $1.8 million, respectively. Future minimum annual fixed rentals required under non-cancelable operating leases having an original term of more than one year are approximately $1.6 million in 2008, $1.5 million in 2009, $1.1 million in 2010, $0.9 million in 2011, and $0.9 million in 2012.

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

On July 22, 2004, July 29, 2004, August 6, 2004 and August 20, 2004, shareholder class action lawsuits entitled McJimsey v. White Electronic Designs Corporation, et al. (Case No. CV04-1499-PHX-SRB), Afework v. White Electronic Designs Corporation, et al (Case No. CV04-1558-PHX-JWS), Anders v. White Electronic Designs Corporation, et al. (Case No. CV04-1632-PHX-JAT), and Sammarco v. White Electronic Designs Corporation, et al. (Case No. CV04-1744-PHX-EHC), respectively, were filed in the United States District Court for the District of Arizona against the Company and certain of its current and former officers and directors (the “Defendants”). The actions were consolidated and the Wayne County Employees’ Retirement System was appointed as lead plaintiff. A consolidated complaint was filed on or about February 14, 2005. The Defendants’ motions to dismiss the consolidated complaint were granted on February 14, 2006. The plaintiffs filed an amended complaint on April 17, 2006 (the “Complaint”). Like the dismissed complaint, the new Complaint alleges, among other things, that between January 23, 2003 and June 9, 2004, the Company made false and misleading statements concerning its financial results and business, and issued a misleading registration statement and prospectus in connection with the Company’s July 2003 secondary offering. The Complaint seeks unspecified monetary damages. Defendants filed a motion to dismiss the new Complaint in June 2006. While Defendants’ motions were pending, the parties reached an agreement to settle the lawsuit. Pursuant to the terms of the agreement, the Company’s insurance carrier paid the entire $5.7 million settlement amount (of which at least $0.7 million will come from the derivative settlement agreement described below). The Court granted preliminary approval of the settlement agreement on December 16, 2006. The members of the settlement class were notified of the settlement and allowed an opportunity to object before the Court granted final approval of the settlement agreement. The Court held a hearing on May 7, 2007, at which time the Court granted final approval of the settlement, entered judgement and dismissed the lawsuit with prejudice. In the fourth quarter of fiscal 2006, the Company recorded a liability in its financial statements for the proposed amount of the settlement. In addition, because the insurance carrier had agreed to pay the entire $5.7 million settlement and recovery from the insurance carrier was probable, a receivable was also

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded for the same amount. There was no impact to the Company’s statements of operations or cash flows because the amounts of the settlement and the insurance recovery fully offset each other. As the insurance company has funded the $5.7 million settlement to the escrow agent, the appeal deadline has passed, and the distribution of claims is purely administrative, we reversed the liability and related receivable in the fourth quarter of fiscal 2007.

On August 12, 2004 and August 19, 2004, purported derivative actions entitled Dodt v. Shokrgozar, et al. (Case No. CV04-1674-PHX-NVW) and Christ v. Shokrgozar, et al. (Case No. CV04-1722-PHX-MHM), respectively, were filed in the United States District Court for the District of Arizona against current and former directors and officers of the Company. The Company was also named as a nominal defendant in both actions. The complaints alleged that between January 2003 and the date the complaints were filed, defendants breached their fiduciary duties to the Company by causing the Company to misrepresent its financial results and prospects. The complaints alleged claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, insider selling, and unjust enrichment, and sought unspecified damages, equitable relief, and restitution against the individual defendants. On June 7, 2005, the District Court dismissed the Dodt action and on June 15, 2005, the District Court dismissed the Christ action. Mr. Dodt appealed the dismissal of his complaint. Mr. Dodt filed an appellate brief in June 2006. The Company’s response to Mr. Dodt’s brief was filed on July 28, 2006. While plaintiff’s appeal was pending, the parties reached an agreement to settle the lawsuit. Pursuant to the terms of the agreement, the Company’s insurance carrier paid the entire $300,000 settlement amount (total amount of the settlement is $1.0 million; $0.7 million of which will be used to fund a portion of the $5.7 million class action settlement described above). The Court granted preliminary approval of the settlement agreement on January 26, 2007. Notice was issued and shareholders were allowed an opportunity to object before the Court granted final approval of the agreement. The Court held a hearing on May 7, 2007, at which time it granted final approval of the settlement agreement. In the fourth quarter of fiscal 2006, the Company recorded a liability in its financial statements for the amount of the settlement. In addition, because the insurance carrier agreed to pay the entire $300,000 settlement and recovery from the insurance carrier was probable, a receivable was also recorded for the same amount. There was no impact to the Company’s statements of operations or cash flows because the amounts of the settlement and the insurance recovery fully offset each other. As the insurance company has funded the $0.3 million settlement to the escrow agent, the appeal deadline has passed, and the distribution of claims is purely administrative, we reversed the liability and related receivable in the fourth quarter of fiscal 2007.

In addition, from time to time, the Company is subject to claims and litigation incident to its business. There are currently no such pending proceedings to which the Company is a party that the Company believes will have a material adverse effect on the Company’s consolidated results of operations, liquidity, or financial condition.

14.	CONCENTRATIONS OF CREDIT RISK

Our customers consist mainly of military prime contractors and commercial OEMs and contract manufacturers who work for them, in the United States, Europe and Asia. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. Our write-offs of bad debts totaled approximately $21,000 in fiscal 2007, $32,000 in fiscal 2006, and $274,000 in fiscal 2005. Sales to military customers accounted for approximately $57.2 million, or 55%, of our sales in fiscal 2007, as compared to approximately $52.3 million, or 48%, of our sales in fiscal 2006. Sales to our commercial customers accounted for approximately $47.1 million, or 45%, of our sales in fiscal 2007, as compared to $56.6 million, or 52%, of our sales in fiscal 2006.

In fiscal 2007, Arrow Electronics accounted for approximately $6.8 million, or 11%, of microelectronic segment net sales, while Hewlett Packard Company accounted for approximately $6.2 million, or 14%, of display segment net sales. In fiscal 2006, On Command Corporation accounted for approximately $7.4 million, or 12%, of our microelectronic segment sales, while Hewlett Packard Company accounted for approximately $8.6 million, or 18%, of our display segment sales. No one customer accounted for 10% or more of total net sales in fiscal years

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 or 2006. Foreign sales for fiscal 2007, 2006 and 2005 were approximately $30.4 million, $31.1 million and $20.7 million, respectively. Additional information concerning sales by geographic area can be found in Note 16.

Throughout the year, the Company maintained certain bank account balances in excess of the FDIC insured limits.

15.	SHAREHOLDERS’ RIGHTS PLAN

On December 6, 1996, the Board of Directors adopted a shareholders’ rights plan to protect shareholders against unsolicited attempts to acquire control of the Company. It is not intended to prevent a takeover of the Company on terms that are favorable and fair to all shareholders and will not interfere with mergers or other transactions approved by the Board of Directors. On November 30, 2006, the Board of Directors approved Amendment No. 2 to the rights plan extending the plan until December 5, 2016. Amendment No. 2 also increased the purchase price for each common share pursuant to the exercise of a Right (as defined in the plan) from $20 to $40, subject to adjustment from time to time as provided in the rights plan.

16.	FINANCIAL DATA BY BUSINESS SEGMENT

The Company has two business segments, each of which requires different design and manufacturing resources and generally serves customers in different markets. The microelectronic segment accounted for approximately 58% of total Company net sales in fiscal 2007, while the display segment accounted for approximately 42% of total Company net sales in fiscal 2007.

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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2007, Hewlett Packard Company accounted for 14% of display segment net sales, while Arrow Electronics accounted for 11% of microelectronic segment net sales.

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

A significant portion of the Company’s net sales were shipped to foreign customers. Export sales as a percent of total net sales in fiscal 2007, 2006 and 2005 were 29%, 29% and 18%, respectively. A summary of net sales by geographic region is as follows (in thousands of dollars):

	2007	2006	2005

United States of America	$73,876	$77,814	$96,295
Europe and Middle East	12,642	10,761	10,412
Asia Pacific	14,583	16,742	8,076
Other	3,136	3,611	2,248

Total Net Sales	$104,237	$108,928	$117,031

OPERATIONS BY BUSINESS SEGMENTS

	2007	2006	2005
	(In thousands)

Net sales
Microelectronics	$60,372	$60,197	$64,083
Display	43,865	48,731	52,948

Total net sales	$104,237	$108,928	$117,031

Income (loss) before tax(1)
Microelectronics	$5,271	$9,336	$3,133
Display	(1,615)	(340)	(4,641)

Total income (loss) before tax	$3,656	$8,996	$(1,508)

Identifiable assets
Microelectronics	$43,318	$36,518	$38,780
Display	26,902	27,622	26,853
General corporate	53,544	66,368	55,635

Total identifiable assets	$123,764	$130,508	$121,268

Capital expenditures
Microelectronics	$2,282	$3,607	$3,822
Display	636	498	568

Total capital expenditures	$2,918	$4,105	$4,390

Depreciation and amortization expense
Microelectronics	$2,255	$2,435	$2,304
Display	1,630	1,725	1,763

Total depreciation and amortization expense	$3,885	$4,160	$4,067

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Fiscal year 2007 reflects a non-cash intangible asset impairment charge of approximately $1.0 million for the microelectronic segment and $0.4 million for the display segment related to the customer relationships intangible asset in connection with a review for impairment in the fourth quarter. Fiscal year 2006 reflects a non-cash goodwill impairment charge of approximately $0.4 million for the display segment in connection with the review of goodwill for impairment in the third quarter. Fiscal year 2005 reflects a non-cash goodwill impairment charge of approximately $7.1 million for the microelectronic segment and $4.3 million for the display segment in connection with the annual review of goodwill for impairment.

17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2007
	Year	Sep 29	Jun 30	Mar 31	Dec 30
	(In thousand of dollars, except per share data)

Net sales	$104,237	$26,520	$28,465	$27,232	$22,020
Gross profit	$30,916	$7,673	$8,490	$8,410	$6,343
Income (loss) before income taxes(1)	$3,656	$(118)	$2,020	$1,666	$88
Net income	$3,086	$330	$1,385	$1,167	$204
Earnings per share-basic	$0.13	$0.01	$0.06	$0.05	$0.01
Earnings per share-diluted	$0.13	$0.01	$0.06	$0.05	$0.01

	Fiscal 2006
	Year	Sep 30	Jul 1	Apr 1	Dec 31
	(In thousand of dollars, except per share data)

Net sales	$108,928	$29,726	$26,944	$27,379	$24,879
Gross profit	$33,215	$8,532	$8,448	$8,968	$7,267
Income before income taxes(2)	$8,996	$2,885	$2,284	$2,597	$1,230
Net income	$6,013	$2,029	$1,459	$1,716	$809
Earnings per share-basic	$0.25	$0.08	$0.06	$0.07	$0.04
Earnings per share-diluted	$0.24	$0.08	$0.06	$0.07	$0.03

(1)	The fourth quarter of fiscal year 2007 reflects a non-cash intangible asset impairment charge of approximately $1.0 million for the microelectronic segment and $0.4 million for the display segment related to the customer relationships intangible asset in connection with a review for impairment.

(2)	The third quarter of fiscal year 2006 reflects a non-cash goodwill impairment charge of approximately $0.4 million for the display segment in connection with the review of goodwill for impairment.

Schedule II

White Electronic Designs Corporation and Subsidiaries
Valuation and Qualifying Accounts and Reserves

The following reserve was deducted in the balance sheet from the asset to which applicable (in thousands of dollars):

		Charged/
	Balance at	(Credited) to			Balance
	Beginning	Costs and			at End
Fiscal Year Ended	of Period	Expenses	Other	Deductions	of Period

Accounts Receivable
September 29, 2007	$256	$65	$—	$(21)	$300
September 30, 2006	$250	$38	$—	$(32)	$256
October 1, 2005	$560	$(36)	$—	$(274)	$250

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 on Form 8-K filed May 6, 1998).

2.2		Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A on Form S-4 filed June 11, 1998, Registration No. 333-56565).

2.3		Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B on Form S-4, filed September 2, 1998, Registration No. 333-56565).

2.4		Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp., and Interface Data Systems, Inc. (incorporated herein by reference to Exhibit 2.1 on Form 8-K filed January 24, 2003).

2.5		Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corporation, Panelview, Inc. and Panelview Partners L.P. (incorporated herein by reference to Exhibit 10.29 on Form 10-Q, filed February 13, 2001).

2.6		Agreement and Plan of Merger dated September 26, 2006, by and between Interface Data Systems, Inc. and White Electronic Designs Corporation (incorporated herein by reference to Exhibit 2.6 on Form 10-K filed December 14, 2006).

3.1		Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed December 24, 1998).

3.2		Amended and Restated By-Laws of White Electronic Designs Corporation dated December 5, 2007 (incorporated herein by reference to Form 8-K filed December 7, 2007).

4.1		Shareholder Rights Agreement, effective December 6, 1996, (incorporated herein by reference to Exhibit 5(b) on Form 8-K, filed December 19, 1996).

4.2		Amendment No. 1 to Rights Agreement, effective as of May 3, 1998 (incorporated herein by reference to Exhibit 4.3 on Form S-4, filed June 11, 1998, Registration No. 333-56565).

4.3		Amendment No. 2 to Rights Agreement, effective December 5, 2006 (incorporated herein by reference to Exhibit 4.3 on Form 10-K, filed December 14, 2006).

10.1		Agreement to be Bound by Registration Rights Agreements, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.1 on Form S-4, filed Jun 11, 1998, Registration No. 333-56565).

10	.2**	Agreement to be Bound by Severance Agreements and Employment Agreement, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.2 on Form S-4, filed June 11, 1998, Registration No. 333-56565).

10	.3**	1994 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of Shareholders).

10	.4**	Amendment to Company’s 1994 Flexible Stock Plan, effective May 7, 2001 (incorporated herein by reference to Exhibit 99 on Form S-8, filed May 9, 2001, Registration No. 333-60544).

10.5		Rule 10b5-1 Stock Purchase Plan, dated June 21, 2006 (incorporated by reference to Exhibit 10.3 on Form 10-Q, filed August 10, 2006).

10.6		Revolving Line of Credit Agreement with JPMorgan Chase Bank, N.A., dated April 3, 2007 (incorporated herein by reference to Exhibit 10.2 on Form 10-Q, filed May 10, 2007).

10	.7**	White Electronic Designs Corporation 2001 Director Stock Plan (incorporated herein by reference to Exhibit 99 on Form S-8, filed May 9, 2001, Registration No. 333-60536).

10	.8**	Amendment to Company’s Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 99 on Form S-8, filed May 9, 2001, Registration No. 333-60548).

Exhibit
Number		Description

10	.9**	White Electronic Designs Corporation 2000 Broad Based Employee Stock Option Plan (incorporated herein by reference to Exhibit 99 on Form S-8, filed May 9, 2001, Registration No. 333-60542).

10	.10* **	Executive Employment Agreement made as of December 13, 2007 between White Electronic Designs Corporation and Hamid R. Shokrgozar.

10	.11**	Non-Qualified Stock Option Agreement between White Electronic Designs Corporation and Hamid Shokrgozar dated November 10, 1999 (incorporated herein by reference to Exhibit 10.42 on Form 10-K filed December 23, 2002).

10.12		Industrial Real Estate Lease dated February 4, 1997 between Bowmar Instrument Corp., as tenant, and Allred Phoenix Properties, L.L.C., as landlord (incorporated herein by reference to Exhibit 10.5 on Form 10-K for the fiscal year ended September 27, 1997).

10.13		First Amendment to certain Industrial Real Estate Lease dated February 4, 1997 between White Electronic Designs Corporation (as successor-in-interest of Bowmar Instrument Corp.) and Gus Enterprises-XII, L.L.C. (as successor-in-interest of Allred Phoenix Properties, L.L.C.) dated November 5, 2004 (incorporated herein by reference to Exhibit 10.21 to on Form 10-K filed December 16, 2004).

10	.14**	2006 Director Restricted Stock Plan, effective March 24, 2006 (incorporated by reference to Exhibit 4.4 on Form S-8 filed March 24, 2006, Registration No. 333-132688).

10	.15**	First Amendment to 2006 Director Restricted Stock Plan, effective August 24, 2006 (incorporated by reference to Form 8-K filed August 30, 2006).

10	.16**	Form of Restricted Stock Agreement to 2006 Director Restricted Stock Plan, effective August 24, 2006 (incorporated by reference to Form 8-K filed August 30, 2006).

10	.17**	Change of Control Agreement between Dante V. Tarantine and White Electronic Designs Corporation, effective December 13, 2006 (incorporated by reference to Exhibit 10.26 on Form 10-K, filed December 14, 2006).

10	.18**	Change of Control Agreement between Roger A. Derse and White Electronic Designs Corporation, effective December 13, 2006 (incorporated by reference to Exhibit 10.27 on Form 10-K, filed December 14, 2006).

10	.19*	Form of Restricted Stock Units Award Agreement under the 1994 Flexible Stock Plan.

10	.20*	Form of Performance Share Award Agreement under the 1994 Flexible Stock Plan.

21	.1*	Subsidiaries of White Electronic Designs Corporation.

23	.1*	Consent of Grant Thornton LLP.

23	.2*	Consent of PricewaterhouseCoopers LLP.

31	.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1##	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2##	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management compensatory contract, plan or arrangement.

##	Furnished herewith.