Form 10-Q
period 2007-12-29
WHITE ELECTRONIC DESIGNS CORP
filed 2008-02-07
CIK 13606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 29, 2007
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
Yes ☐ No☑
The number of shares outstanding of the registrant’s common stock on February 4, 2008 was approximately 22,416,352.

WHITE ELECTRONIC DESIGNS CORPORATION
AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	December 29,	September 29,
	2007	2007

ASSETS
Current Assets
Cash and cash equivalents	$44,897	$48,652
Accounts receivable, less allowance for doubtful accounts of $281 and $300	18,067	17,805
Inventories	32,499	31,213
Prepaid expenses and other current assets	1,375	741
Deferred income taxes	5,472	4,603

Total Current Assets	102,310	103,014

Property, plant and equipment, net	12,658	12,678
Deferred income taxes	320	171
Goodwill	5,306	5,306
Intangible assets, net	2,393	2,477
Other assets	117	118

Total Assets	$123,104	$123,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,031	$6,718
Accrued salaries and benefits	2,070	1,748
Other accrued expenses	1,928	2,785
Deferred revenue	7,081	4,853

Total Current Liabilities	18,110	16,104
Accrued long-term pension liability	282	271
Deferred income taxes	—	33
Other long-term liabilities	1,215	1,222

Total Liabilities	19,607	17,630

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 24,863,544 and 24,841,586 shares issued	2,486	2,484
Treasury stock, 2,451,192 and 1,828,412 shares, at par	(245)	(183)
Additional paid-in capital	80,962	83,787
Retained earnings	20,467	20,228
Accumulated other comprehensive loss	(173)	(182)

Total Shareholders’ Equity	103,497	106,134

Total Liabilities and Shareholders’ Equity	$123,104	$123,764

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	December 29,	December 30,
	2007	2006

Net sales	$23,318	$22,020
Cost of sales	16,995	15,677

Gross profit	6,323	6,343

Operating expenses:
Selling, general and administrative	4,913	5,199
Research and development	1,636	1,589
Amortization of intangible assets	84	118

Total operating expenses	6,633	6,906

Operating loss	(310)	(563)
Interest income	569	651

Income before income taxes	259	88
(Provision for) benefit from income taxes	(20)	116

Net income	239	204

Earnings per share — basic	$0.01	$0.01

Earnings per share — diluted	$0.01	$0.01

Weighted average number of common shares and equivalents:
Basic	22,712,950	23,820,720
Diluted	23,268,958	24,244,893

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	December 29,	December 30,
	2007	2006

OPERATING ACTIVITIES:
Net income	$239	$204
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	943	993
Deferred income tax	(1,051)	(414)
Loss on disposition of property, plant, and equipment	—	50
Stock-based compensation expense related to employee stock awards	182	109
Tax benefit related to exercise of stock awards	12	111
Excess tax benefits from stock-based compensation	(1)	—
Pension costs	20	—
Net changes in balance sheet accounts:
Accounts receivable	(262)	4,717
Inventories	(1,286)	(1,891)
Prepaid expenses and other current assets	(634)	(994)
Other assets	1	(1)
Accounts payable	147	956
Accrued expenses and deferred revenue	1,693	763
Other long-term liabilities	(7)	52

Net cash (used in) provided by operating activities	(4)	4,655

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(673)	(432)

Net cash used in investing activities	(673)	(432)

FINANCING ACTIVITIES:
Common stock issued for exercise of options and warrants	80	360
Repurchase of common stock	(3,159)	(5,143)
Excess tax benefits from stock-based compensation	1	—

Net cash used in financing activities	(3,078)	(4,783)

Net change in cash and cash equivalents	(3,755)	(560)
Cash and cash equivalents at beginning of period	48,652	55,829

Cash and cash equivalents at end of period	$44,897	$55,269

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Acquisition of property, plant and equipment in accounts payable	$166	$138

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. INTERIM FINANCIAL INFORMATION
The consolidated balance sheet as of December 29, 2007, the consolidated statements of operations for the three months ended December 29, 2007 and December 30, 2006, and the consolidated statements of cash flows for the three months ended December 29, 2007 and December 30, 2006 have been prepared by the Company and are unaudited. The consolidated balance sheet as of September 29, 2007 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 29, 2007. The Company’s fiscal year end is the Saturday nearest to September 30th.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007. The results of operations for the three months ended December 29, 2007 are not necessarily indicative of the operating results for the full year.
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
In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	December 29, 2007			December 30, 2006
	Income	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net Income	$239,000			$204,000
Basic EPS
Earnings available to common shareholders	$239,000	22,712,950	$0.01	$204,000	23,820,720	$0.01

Effects of Dilutive Securities
Dilutive effect of stock options		556,008	—		424,173	—
Diluted EPS

Earnings available to common shareholders	$239,000	23,268,958	$0.01	$204,000	24,244,893	$0.01

Options excluded from the calculation of diluted earnings per share were 931,389 and 850,832 for the three months ended December 29, 2007 and December 30, 2006, respectively, as the exercise price was greater than the average share price for the period.
3. STOCK-BASED COMPENSATION
For the three months ended December 29, 2007, the Company recorded compensation expense of $182,000 and cash flows from financing activities of $1,000, which reduced cash flows from operating activities by the same amount. For the three months ended December 30, 2006, the Company recorded compensation expense of $109,000. There were no excess tax benefits related to the exercise of options in the prior year quarter. The compensation cost for share-based payment awards is included in selling, general and administrative expenses on our consolidated statements of operations.
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
A summary of the Company’s stock option activity for the three months ended December 29, 2007 follows (in thousands, except per share amounts):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Options Outstanding
			Weighted Average
	Options Available	Options	Exercise Price
	for Grant	Outstanding	Per Share
As of September 29, 2007	868	2,198	$4.86
Granted	(55)	55	4.64
Exercised	—	(22)	3.66
Expired	16	(16)	10.11
Forfeited	—	—	—

As of December 29, 2007	829	2,215	$4.83

     Weighted average fair value of all options granted during the period — $2.49
The total pretax intrinsic value of options exercised during the three months ended December 29, 2007 was $32,000.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes significant ranges of outstanding and exercisable options as of December 29, 2007 (in thousands, except years and per share amounts):

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-	Weighted-
		Average	Average			Average	Average
		Remaining	Exercise	Aggregate		Remaining	Exercise	Aggregate
Range of	Number	Contractual	Price per	Intrinsic	Number	Contractual	Price per	Intrinsic
Exercise Prices	Outstanding	Life (in Years)	Share	Value	Exercisable	Life (in Years)	Share	Value

0.0000 - 1.6000	249	0.93	$1.13		249		$1.13
1.6001 - 3.2000	348	1.79	2.69		348		2.69
3.2001 - 4.8000	609	4.72	4.02		496		3.88
4.8001 - 6.4000	326	6.82	5.55		238		5.71
6.4001 - 8.0000	515	5.43	6.98		515		6.98
8.0001 - 9.6000	85	5.33	8.66		85		8.66
9.6001 - 11.2000	81	2.81	10.59		81		10.59
11.2001 - 12.8000	2	5.67	12.19		2		12.19

	2,215	4.26	$4.83	$1,944	2,014	3.79	$4.82	$1,943

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.65 on December 28, 2007, the last day of trading in the fiscal quarter, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date. The total number of in-the-money options exercisable as of December 29, 2007 was 1,066,000. As of September 29, 2007, 2,028,151 outstanding options were exercisable and the weighted average exercise price was $4.85.
As of December 29, 2007, total compensation cost related to unvested stock options not yet recognized was $0.5 million pre-tax, which is expected to be recognized over the next four years.
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
The fair value of each option granted during the period was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	December 29,	December 30,
	2007	2006

Weighted average expected stock price volatility	42%	53%
Weighted average expected option life (years)	8.19	5.27
Risk-free interest rate	3.88%	4.65%
Expected dividends	—	—
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
In addition, on December 12, 2007, the Compensation Committee determined and approved an Equity Incentive Program for certain executive officers, namely Hamid Shokrgozar, President, Chairman and Chief Executive Officer, Dan Tarantine, Executive Vice President, Corporate Strategic Development, and Roger Derse, Vice President, Chief Financial Officer, Secretary and Treasurer (the “Executive Officers”), consisting of two types of equity compensation, restricted stock units (“RSUs”) and performance shares (discussed separately under “Performance Shares” below).
The Board of Directors granted and approved 50,000 RSUs for Mr. Shokrgozar and 25,000 RSUs for Mr. Derse. The RSUs will vest over a two-year period, with 50% of each RSU award vesting on the first-year anniversary of the date of grant and the remaining 50% of each RSU award vesting upon the end of the second-year anniversary of the date of grant. The Company values these shares using the intrinsic method. The 75,000 shares granted on December 12, 2007 were valued at $4.64, the closing price of the stock on the date of grant.
The following table summarizes restricted stock unit activity for the three months ended December 29, 2007 (in thousands, except per share amounts):

	Number of Restricted	Weighted-Average
	Stock Units	Grant-Date Fair Value
Outstanding on September 29, 2007	63	$6.38
Granted	75	4.64
Vested / Issued	—	—
Forfeited	—	—

Outstanding on December 29, 2007	138	$5.43

As of December 29, 2007, there was $0.6 million pre-tax of total restricted stock unit compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over the next two years.
Performance Shares
As mentioned above, on December 12, 2007, the Compensation Committee granted and approved certain performance share awards. The performance share awards will vest over a two-year period, subject to certain performance criteria of the Company. If the Company achieves an annual EBITDA amount that is 20% greater than the fiscal year 2008 base case set by the Compensation Committee, based on a fiscal year 2008 forecast approved by the Board of Directors (the “Performance Share Target”), then each Executive Officer would vest in an award as follows: (i) Mr. Shokrgozar-100,000 performance shares, (ii) Mr. Derse-25,000 performance shares, and (iii) Mr. Tarantine-10,000 performance shares. If the Company achieves 90% of the Performance Share Target, then 50% of such performance share awards applicable to each Executive Officer would vest. Under this Equity Incentive Program, in the event that no performance shares vest in 2008, the Executive Officers have the same opportunity to achieve the performance criteria in fiscal 2009; provided, however, if the Company achieves 90% of the Performance Share Target in fiscal 2008 and 50% of such performance share awards were vested, then, the Company must achieve 100% of the Performance Share Target in fiscal 2009 to vest in the remaining 50% of each performance share award to each Executive Officer. Upon a “Change in Control” of the Company (as such term is defined in the 1994 Flexible Stock Plan) each performance share award will automatically and fully vest regardless of the achievement of the Performance Share Target. The Company values these shares using the intrinsic method. The 135,000 shares granted on December 12, 2007 were valued at $4.64 per share, the closing price of the stock on the date of grant.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes performance share activity for the three months ended December 29, 2007 (in thousands, except per share amounts):

	Number of Performance	Weighted-Average
	Shares	Grant-Date Fair Value
Outstanding on September 29, 2007	—	$—
Granted	135	4.64
Vested / Issued	—	—
Forfeited	—	—

Outstanding on December 29, 2007	135	$4.64

As of December 29, 2007, there was $0.5 million pre-tax of total compensation expense related to non-vested performance share awards not yet recognized, which is expected to be recognized over the next two years if certain performance criteria of the Company are met.
4. INVENTORIES
Inventories consisted of the following (in thousands):

	December 29,	September 29,
	2007	2007
Raw materials	$22,739	$22,412
Work-in-process	6,456	5,294
Finished goods	3,304	3,507

Total inventories	$32,499	$31,213

Raw materials included $6.6 million at December 29, 2007 and $4.3 million at September 29, 2007 for which the Company had received advance payment from customers. These advance payments are recorded as deferred revenue until the finished goods are delivered.
5. INTANGIBLE ASSETS, NET
The Company’s acquired intangible assets consisted of the following (in thousands):

		Accumulated
	Gross Amount	Amortization	Net Amount
As of December 29, 2007
Customer relationships	$2,686	$(1,310)	$1,376
Existing technology	2,427	(1,410)	1,017
Other	1,000	(1,000)	—

Total intangible assets, net	$6,113	$(3,720)	$2,393

As of September 29, 2007
Customer relationships	$2,686	$(1,276)	$1,410
Existing technology	2,427	(1,360)	1,067
Other	1,000	(1,000)	—

Total intangible assets, net	$6,113	$(3,636)	$2,477

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes in the carrying amount of acquired intangible assets during the three months ended December 29, 2007 were as follows (in thousands):

Balance as of September 29, 2007	$2,477
Amortization	(84)

Balance as of December 29, 2007	$2,393

Estimated Aggregate Future Amortization Expense:

Remaining nine months of 2008	$252
2009	336
2010	337
2011	336
2012	337
Thereafter	795

$2,393

6. PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment consisted of the following (in thousands):

	December 29,	September 29,
	2007	2007
Land	$397	$397
Buildings and improvements	1,837	1,837
Machinery and equipment	18,592	17,722
Furniture and fixtures	4,938	4,720
Leasehold improvements	7,187	7,069
Construction in progress	1,006	1,375

Total, at cost	33,957	33,120
Less accumulated depreciation	(21,299)	(20,442)

Property, plant, and equipment, net	$12,658	$12,678

Depreciation expense was $0.9 million for the three months ended December 29, 2007 and December 30, 2006.
7. OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following major categories (in thousands):

	December 29,	September 29,
	2007	2007
Sales commissions	647	771
Warranty reserve	342	363
Income taxes	232	749
Other accruals	707	902

Total other accrued expenses	$1,928	$2,785

The Company estimates potential warranty obligations for its products based on annual product sales and historical customer product return data. Based on this data, the Company records estimated warranty reserves and expense needed to account for the estimated cost of product returns.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes activity in the warranty reserve (in thousands):

	Three Months Ended
	December 29,	December 30,
	2007	2006
Warranty reserve, beginning of period	$363	$413
Provision for warranty claims	(89)	(41)
Warranty claims charged against the reserve	68	(46)

Warranty reserve, end of period	$342	$326

8. CREDIT FACILITY
On April 3, 2007, the Company entered into a $30.0 million revolving line of credit agreement with JPMorgan Chase Bank, N.A. Borrowings under the revolving line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” A commitment fee of 0.125% is charged on the unused portion of the line. The line expires on March 31, 2009. This agreement replaced the previous JPMorgan Chase Bank, N.A. Loan and Security Agreement that expired on March 31, 2007. The Company is in compliance with all debt covenant requirements contained in the revolving line of credit agreement. As of December 29, 2007, there were no borrowings against the revolving line of credit, and the Company has not borrowed against any credit facility since April 2003.
9. PENSION PLAN
The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. The following table summarizes the components of net periodic benefit cost recognized (in thousands):

	Three Months Ended
	December 29,	December 30,
	2007	2006
Service cost	$13	$22
Interest cost	31	46
Expected return on plan assets	(33)	(47)
Amortization of unrecognized prior service cost	9	9

Total net periodic benefit cost	$20	$30

There were no contributions to the pension plan during the three months ended December 29, 2007 or December 30, 2006. The Company’s fiscal 2008 contributions are anticipated to be approximately $0.1 million.
10. INCOME TAXES
The Company’s effective tax rate was 8% and (132%) for the three months ended December 29, 2007 and December 30, 2006, respectively. The increase in the effective rate is primarily due to changes in the tax law related to the research and development credit. In accordance with the provisions of SFAS 109, we recorded a benefit in the first quarter of fiscal 2007 of $150,000 for the reinstatement of the research and development credit back to January 1, 2006. The credit expired December 31, 2005 and Congress did not pass the bill reinstating the credit until December 2006. The credit was extended for two years and again expired December 31, 2007. Congress has not reinstated the credit. Accordingly, in our fiscal 2008 provision only one quarter of our expected annual credit has been included. This was slightly offset by a benefit recorded in the first quarter of fiscal 2008 related to the true-up of our tax reserves. The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to the incremental impact of state income taxes offset by reductions for the manufacturer’s deduction and research and experimentation tax credits currently available for federal and state income tax purposes.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company adopted the provisions of FIN 48 on September 30, 2007. The adoption of FIN 48 resulted in no cumulative effect adjustment to retained earnings.
As of September 30, 2007, the Company had unrecognized tax benefits of $506,000, $401,000 of which would favorably impact the Company’s effective tax rate if subsequently recognized. As of December 29, 2007, the Company had unrecognized tax benefits of $510,000, $404,000 of which would favorably impact the Company’s effective tax rate if subsequently recognized. The Company does not anticipate a significant change in the total amount of unrecognized tax benefits during the next twelve months.
The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2007, the Company had accrued $34,000 of interest related to uncertain tax positions. As of December 29, 2007, the Company has accrued $38,000 of interest related to uncertain tax positions.
The Company and its subsidiaries are subject to the following significant taxing jurisdictions: U.S. federal, Arizona, Indiana, Ohio and Oregon. The statute of limitations for a particular tax year for examination by the Internal Revenue Service is three years, and three to four years for the states of Arizona, Indiana, Ohio and Oregon. Accordingly, there are multiple years open to examination.
11. FINANCIAL DATA BY BUSINESS SEGMENT
The Company has two business segments, each of which requires different design and manufacturing resources and generally serves customers in different markets. During the three months ended December 29, 2007, the microelectronic segment accounted for 60% of total Company net sales, while the display segment accounted for 40% of total Company net sales. During the three months ended December 30, 2006, the microelectronic segment accounted for 55% of total Company net sales, while the display segment accounted for 45% of total Company net sales.
The microelectronic segment manufactures semiconductor multi-chip packaged products primarily for memory storage and are mainly used in embedded systems, including single board computers, hand held processors, test equipment, servers and data loggers. Our products in the microelectronic segment are generally sold to military prime contractors and commercial original equipment manufacturers (“OEMs”) in the aerospace, defense, military equipment, computer networking and communication industries. A commercial grade product generally meets the standard of industries such as the consumer electronic, computer networking and communication industries. Higher performing products, also known as high-reliability products, are needed in certain industries, such as aerospace, defense, and military equipment, and are often referred to as “military” products. Military products are designed to meet more stringent standards and are resistant to adverse conditions, such as extremely high and low temperatures. High-reliability products can also be used in industrial applications where products are exposed to harsh conditions. The microelectronic segment also includes anti-tamper security coating for mission critical semiconductor components in military applications, to prevent reverse engineering of secure electronic circuits.
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
During the three months ended December 29, 2007, Arrow Electronics, Inc. (“Arrow”) accounted for 14% of our total net sales. Within the microelectronics segment, Arrow accounted for 22% of net sales. Within the display segment, Motion Computing, Inc. (“Motion”) accounted for 19% of net sales.
During the three months ended December 30, 2006, no one customer accounted for more than 10% of total net sales. However, Twin-Star Electronics, Inc. and Arrow each accounted for 10% of microelectronic segment net sales, while Motion and General Electric Company accounted for 14% and 11%, respectively, of display segment net sales.
A significant portion of the Company’s business activity in each segment is from contractors that have contracts with the United States Department of Defense. Military sales were $13.0 million and $11.8 million for the quarters ended December 29, 2007 and December 30, 2006, respectively.
Foreign sales as a percentage of total net sales for the three months ended December 29, 2007 and December 30, 2006 were 24% and 29%, respectively.
A summary of net sales by geographic region follows (in thousands):

	Three Months Ended
	December 29,	December 30,
	2007	2006
United States	$17,784	$15,533
Europe and Middle East	2,569	3,025
Asia Pacific	2,298	2,735
Other	667	727

Net sales	$23,318	$22,020

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
A summary of results of operations by business segment follows:

	Three Months Ended
	December 29,	December 30,
	2007	2006
Net sales
Microelectronic	$13,991	$12,053
Display	9,327	9,967

Total net sales	$23,318	$22,020

Income (loss) before tax
Microelectronic	$968	$976
Display	(709)	(888)

Total income before tax	$259	$88

Capital expenditures
Microelectronic	$810	$469
Display	29	101

Total capital expenditures	$839	$570

Depreciation and amortization
Microelectronic	$552	$592
Display	391	401

Total depreciation and amortization	$943	$993

	As of
	December 29, 2007	September 29, 2007
Identifiable assets
Microelectronic	$46,426	$43,318
Display	25,871	26,902
General corporate	50,807	53,544

Total identifiable assets	$123,104	$123,764

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The Company adopted FIN 48 on September 30, 2007. See Note 10 — Income Taxes for a discussion of the impact of FIN 48.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for the Company’s fiscal year 2009 beginning September 28, 2008. SFAS No. 157 is currently being evaluated by the Company and is not expected to have a material impact on the Company’s financial condition or results of operations; however, additional disclosures may be required regarding the inputs used to develop the measurements and the effect of certain of the measurements on changes in net assets from period to period.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Under this standard, entities are provided with an option to report selected financial assets and liabilities at fair value. Eligible financial instruments include, but are not limited to, held-to-maturity and available-for-sale investment securities, and financial liabilities (i.e., debt obligations). Entities are permitted to elect the fair value option on an instrument-by-instrument basis; once the election is made, it is irrevocable. SFAS No. 159 is effective for the Company’s fiscal year 2009 beginning September 28, 2008. The Company is currently evaluating SFAS No. 159 and the impact it may have on its financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. Changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008, which is the Company’s fiscal year 2010 beginning October 4, 2009, and will apply prospectively to business combinations completed on or after that date.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, which is the Company’s fiscal year 2010 beginning October 4, 2009, and will impact the accounting for noncontrolling interests after that date. The Company does not currently have an application for this statement.
In December 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements, that prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year 2010 beginning October 4, 2009. The Company is in the process of evaluating the potential financial statement impact of adopting EITF Issue No. 07-1.
13. COMMITMENTS AND CONTINGENCIES
Contingencies
From time to time, we are subject to claims and litigation incident to our business. There are currently no such pending proceedings to which we are a party that we believe will have a material adverse effect on our consolidated results of operations, liquidity, or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion regarding the three month period ended December 29, 2007 compared to the three month period ended December 30, 2006 should be read in conjunction with our audited consolidated financial statements and related notes for the fiscal year ended September 29, 2007 included in our most recent Annual Report on Form 10-K.
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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Executive Summary
Our net sales for the quarter ended December 29, 2007 increased $1.3 million, to $23.3 million from $22.0 million for the quarter ended December 30, 2006. Military sales increased $1.2 million for the three months ended December 29, 2007 when compared to the three months ended December 30, 2006. The increase was due to the shipment of increased orders we have received over recent quarters. The military market in the microelectronic segment is expected to continue its growth for the balance of fiscal year 2008. The continued positive bookings that have attributed to the increase in backlog will support the expected military microelectronic revenue growth for the next few quarters. Commercial sales increased $0.1 million for the three months ended December 29, 2007 when compared to the three months ended December 30, 2006. The quarter over quarter increase was primarily due to the improved revenue related to the tablet PCs and high-end servers. This more than offset the decreased demand from our appliance customers, due to the continued softening of the economy in this sector, and one of our medical customers.
Net income for the three months ended December 29, 2007 was $0.2 million, or $0.01 per diluted share, consistent with the $0.2 million, or $0.01 per diluted share, for the same period in fiscal 2007.
A key indicator of our future sales is the amount of new orders received compared to current net sales, known as the book-to-bill ratio. During the quarter ended December 29, 2007, we had new orders of $28.6 million, which equates to a book-to-bill ratio of 1.23:1 for the period. Display segment orders were $11.2 million during the quarter, resulting in a segment book-to-bill ratio of 1.20:1. Orders for the microelectronic segment were $17.4 million during the quarter, resulting in a segment book-to-bill ratio of 1.24:1. Military bookings have been strong for the last few quarters, and while we had increased revenue, we were still able to record a book-to-bill for the microelectronic military products of 1.32:1. The biggest contributors in the military microelectronic bookings were a significant follow-on order related to products with our anti-tamper applications, two major orders from a key military prime contractor for two missile programs, and a considerable follow-on custom circuit card assembly (CCA) order for a communication GPS receiver program. Pursuing military CCA has been and will remain a key company initiative throughout fiscal year 2008.
Our gross margins during the three months ended December 29, 2007 decreased to 27% from 29% when compared to the same period of fiscal year 2007. The microelectronic segment gross margin was 33% for the three months ended December 29, 2007, versus 39% during the comparable period of fiscal 2007. This was primarily due to lower yields on new products introduced and a lower margin product mix. The display segment gross margin was 18% for the three months ended December 29, 2007 versus 17% for the comparable period of fiscal 2007. The increase for the three month period was primarily due to the higher margin product mix in the commercial market within the display segment more than offsetting the lower absorption due to lower sales in the military/industrial market within the display segment.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our overall production has, at times, been affected by longer lead times for certain components, which may affect the timing and cost of sales during the year. The availability and price of memory and display components, based on supply and demand, will increase and decrease on a monthly or quarterly basis. When demand exceeds supply, prices generally increase and lead times lengthen. When supply exceeds demand, prices generally decrease and lead times shorten. The Dynamic Random Access Memory (“DRAM”), including synchronous DRAM (“SDRAM”), and Double Data Rate (“DDR”) DRAM market supply has increased and we do not expect shortages in the near future. DRAM prices decreased steadily during calendar 2007. We expect prices to remain at these lower levels unless there is a scaling back of production over the next couple of quarters. There could be a further reduction in prices as a demand-driven down cycle is experienced due to adverse economic conditions such as a recession. More and more companies are transitioning from DDR to DDR II and the DDR II supply is expanding. The Flash memory supply has been generally stable. Prices began declining in the first quarter of fiscal 2008 and we expect prices to stabilize over the next couple of quarters. The availability of liquid crystal displays (“LCDs”) has stabilized as manufacturers continue to add capacity. However, most new capacity will be added at the large and small size displays, for televisions and all phones, potentially putting the mid-size displays, which we purchase, under some pressure for availability. We expect LCD prices to remain flat or increase slightly over the next couple of quarters.
Additionally, certain customers require us to buy from specific vendors due to product specifications. This, at times, subjects us to component supply issues due to disruptions in suppliers’ production.
We have purchased and placed duplicate equipment for our Max-Vu™ process technology in a manufacturing company located in China in order to be more competitive in the commercial display market for our tablet personal computer products. Production using this equipment began in the second quarter of fiscal 2006 and substantially all of our Max-Vu™ products are currently being produced in China. We anticipate moving manufacturing of other related products to China, which we believe will result in value to the Company and our shareholders.
Below are our fiscal 2008 strategic initiatives:
•	Pursuit of Circuit Card Assembly (“CCA”) for military customers. Update: As previously disclosed, we have finalized the layout of a complete GPS receiver, including RF, power supplies, and signal conditioning. We have also recently acquired additional equipment which now gives us four high-end SMT lines. The original $0.8 million pre-production order for the delivery of prototypes of a complete CCA for use in a GPS communications receiver, which was received in fiscal year 2007, is being processed as planned. The prototype delivery is scheduled for the end of March 2008 for the customer’s qualification process. Additionally, during the first quarter of fiscal 2008, we received a follow-on production contract totaling over $1.0 million for the continuation of this program. We will continue our efforts to create CCA manufacturing partnerships with additional customers.

•	Next generation Anti-Tamper (“AT”) technology for military and commercial applications. Update: The new coating process continues to develop on schedule, and we are setting up the additional equipment and process development for new material sets. We estimate completion in the summer of 2008. Meanwhile, we continue to secure AT based production orders using our existing technology and during the quarter we received another follow-on order totaling $1.7 million for a GPS based communication program.

•	Next generation display enhancement technology, Max-Vu™ II technology. Update: We developed proof of concept glass-bonded LCD prototypes using two new optical bonding processes. We also created a preliminary mass production cost model and initiated design validation testing on one process. Due to a lower cost structure, we believe we will be able to penetrate markets not previously served by our Max-Vu™ I process. During the quarter, we received a low quantity prototype order. We estimate that the new Max-Vu™ II process will be part of the production process by the end of fiscal year 2008.

•	Fully integrated Touch Panel display products. Update: We continue to demonstrate sunlight readable (“SR”) display systems with integrated touch sensors to customers. We have developed SR touch prototypes for several leading PC manufacturers and have qualified a sensor-bonded LCD for one of these manufacturers. These displays have very low reflectance while retaining excellent brightness, enabling their use in very high brightness environments. By utilizing our Max-Vu™ optical bonding process, the

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
clarity and contrast of these display systems are excellent and the stiffness and strength of the display system are substantially enhanced, increasing the ruggedness of the display and the quality of the touch or pen feel when using the touch sensor. We anticipate future orders from these demonstrations, samples and prototypes.
•	Continue the stock repurchase program. Update: As of December 28, 2007, we completed our second repurchase program to acquire up to an additional 5%, or 1.2 million shares, of the Company’s outstanding common stock. We are currently considering an additional repurchase program.

•	Pursuing strategic alternatives. Update: We have and will continue to evaluate various strategic alternatives to increase shareholder value. This includes mergers and/or acquisitions that we believe could expand and augment our existing businesses, and other related activities.
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
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for the Company on September 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is 50 percent likely of being realized upon ultimate settlement.

Results of Operations
The following table sets forth certain financial data expressed as a percentage of net sales:

	Three Months Ended
	December 29,	December 30,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	72.9%	71.2%

Gross profit	27.1%	28.8%

Operating expenses:
Selling, general and administrative	21.0%	23.7%
Research and development	7.0%	7.2%
Amortization of intangible assets	0.4%	0.5%

Total operating expenses	28.4%	31.4%

Operating loss	(1.3%)	(2.6%)
Interest income	2.4%	3.0%

Income before income taxes	1.1%	0.4%
(Provision for) benefit from income taxes	(0.1%)	0.5%

Net income	1.0%	0.9%

Three Months ended December 29, 2007 compared to the Three Months ended December 30, 2006
Net Sales
The following table shows our net sales by our two business segments and the markets they serve (in thousands, except percentages):

	Three Months Ended
	December 29,	December 30,
	2007	2006

Microelectronic Segment
Military/Industrial market	$10,840	$9,343
Commercial market	3,151	2,710

	13,991	12,053

Display Segment
Military/Industrial market	2,127	2,418
Commercial market	7,200	7,549

	9,327	9,967

Total	$23,318	$22,020

Microelectronic Segment
Military/Industrial market	46%	43%
Commercial market	14%	12%

	60%	55%

Display Segment
Military/Industrial market	9%	11%
Commercial market	31%	34%

	40%	45%

Total	100%	100%

Net sales were $23.3 million for the three months ended December 29, 2007, an increase of $1.3 million, or 6%, from $22.0 million for the three months ended December 30, 2006.

Military/industrial sales in the microelectronic segment were $10.8 million for the three months ended December 29, 2007, an increase of $1.5 million, or 16%, from $9.3 million for the three months ended December 30, 2006. The increase is primarily due to the shipment of increased backlog due to orders received in recent quarters. We expect fiscal 2008 military/industrial sales in the microelectronic segment to increase over fiscal 2007.
Commercial sales in the microelectronic segment were $3.2 million for the three months ended December 29, 2007, an increase of $0.5 million, or 19%, from $2.7 million for the three months ended December 30, 2006. The increase was primarily due to the timing of orders from our customer in the high-end server business. While its business was down in the first quarter of fiscal 2007, it rebounded somewhat in the first quarter of fiscal 2008. Overall sales to this customer are anticipated to be consistent over the next three quarters, but the program will reach its end of life at the completion of our fiscal year. We expect fiscal 2008 commercial sales in the microelectronic segment to increase over fiscal 2007.
Military/industrial sales in the display segment were $2.1 million for the three months ended December 29, 2007, a decrease of $0.3 million, or 13%, from $2.4 million for the three months ended December 30, 2006. The decrease is primarily due to the timing of orders and customer demands. We expect fiscal 2008 military/industrial sales in the display segment to grow slightly over fiscal 2007.
Commercial sales in the display segment were $7.2 million for the three months ended December 29, 2007, a decrease of $0.3 million, or 4%, from $7.5 million for the three months ended December 30, 2006. While sales to our tablet PC customers increased, the softening economy continued to decrease demand from our appliance customers. Additionally, sales to one of our medical customers has slowed as their new owner has changed its focus. We expect fiscal 2008 commercial sales in the display segment to be consistent with fiscal 2007.
During the three months ended December 29, 2007, Arrow Electronics, Inc. (“Arrow”) accounted for 14% of our total net sales as more customers are using distribution channels to manage their inventory. Within the microelectronics segment, Arrow accounted for 22% of net sales. Within the display segment, Motion Computing, Inc. (“Motion”) accounted for 19% of net sales.
During the three months ended December 30, 2006, no one customer accounted for more than 10% of total net sales. However, Twin-Star Electronics, Inc. and Arrow each accounted for 10% of microelectronic segment net sales, while Motion and General Electric Company accounted for 14% and 11%, respectively, of display segment net sales.
The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, sales of our membrane keypad products, which totaled $1.7 million for the three months ended December 29, 2007, are subject to seasonal fluctuations relating to increased home appliance sales in the spring and fall. Historically, military sales, which totaled $13.0 million for the three months ended December 29, 2007, have been strongest during our fiscal fourth quarter.

Gross Profit
The following table illustrates our two segment’s gross margin percentages by the markets they serve:

	Three Months Ended
	December 29,	December 30,
	2007	2006

Microelectronic Segment
Military/Industrial market	43%	49%
Commercial market	1%	3%

Microelectronic Segment Total	33%	39%

Display Segment
Military/Industrial market	32%	35%
Commercial market	14%	10%

Display Segment Total	18%	17%

Company Total	27%	29%
Gross profit was $6.3 million for the three months ended December 29, 2007, consistent with the $6.3 million for the three months ended December 30, 2006. For the three months ended December 29, 2007, gross margin as a percentage of total net sales was 27%, slightly lower than the 29% for the three months ended December 30, 2006.
Gross profit for the microelectronic segment was $4.7 million for the three months ended December 29, 2007, a slight increase of $0.1 million, or 2%, from $4.6 million for the three months ended December 30, 2006. Gross margin as a percentage of microelectronic segment net sales was 33% for the three months ended December 29, 2007, compared to 39% for the three months ended December 30, 2006. The increase was primarily the result of increased sales offset by lower yields on new products introduced and a lower margin product mix.
Gross profit for the display segment was $1.7 million for the three months ended December 29, 2007, consistent with the $1.7 million for the three months ended December 30, 2006. Gross margin as a percentage of display segment net sales was 18% for the three months ended December 29, 2007, compared to 17% for the three months ended December 30, 2006. Military/industrial gross profit decreased approximately $0.1 million primarily due to lower absorption as a result of lower sales. Commercial gross profit increased approximately $0.1 million. This increase was primarily due to a higher margin product mix which more than offset the decline in sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $4.9 million for the three months ended December 29, 2007, a decrease of $0.3 million, or 6%, from $5.2 million for the three months ended December 30, 2006. The decrease was the result of a decrease in selling expenses of $0.1 million and a decrease in general and administrative expenses of $0.2 million. Selling expenses decreased primarily due to decreased headcount as a result of the reduction in force in September 2007. General and administrative expenses decreased primarily due to lower audit and tax fees and insurance, partially offset by higher stock-based compensation expense.
Selling, general and administrative expenses as a percentage of net sales decreased to 21% for the three months ended December 29, 2007 from 24% for the three months ended December 30, 2006 primarily due to decreased expenses and higher sales. We expect selling, general and administrative expenses to average 18% to 20% in the future.

Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $1.6 million for the three months ended December 29, 2007, consistent with the $1.6 million for the three months ended December 30, 2006. We are committed to the research and development of new and existing products. Historically, research and development expenses have averaged 5% to 6% of net sales and we expect this trend to continue in fiscal 2008.
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
Amortization of Intangible Assets
Intangible asset amortization for the three months ended December 29, 2007 totaled $0.1 million, consistent with the $0.1 million for the quarter ended December 30, 2006, entirely related to intangible assets acquired from IDS.
Interest Income
Interest income consists of interest earned on our cash balances invested primarily in money market accounts. Interest income was $0.6 million for three months ended December 29, 2007, a decrease of $0.1 million, or 14%, from $0.7 million for the three months ended December 30, 2006. The decrease is primarily due to a lower average invested balance offset somewhat by a higher average interest rate.
Income Taxes
We recorded income tax expense of $20,000 for the three months ended December 29, 2007, compared to an income tax benefit of $116,000 for the three months ended December 30, 2006. The $136,000 increase is primarily a result of higher earnings and a higher effective tax rate. The Company’s effective tax rate was 8% for the three months ended December 29, 2007 and (132%) for the three months ended December 30, 2006. The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to the incremental impact of state income taxes offset by reductions for the manufacturers’ deduction and research and experimentation tax credits currently available for federal and state income tax purposes.
The increase in the effective rate for the first quarter of fiscal 2008 when compared to the first quarter of 2007 is primarily due to changes in the tax law related to the research and development credit. Due to the provisions of FAS 109, we recorded a benefit in the first quarter of fiscal 2007 of $150,000 for the reinstatement of the research and development credit back to January 1, 2006. The research and development credit expired December 31, 2005. Congress passed a bill in December 2006 reinstating the credit back to January 1, 2006. The credit was extended for two years and again expired December 31, 2007. Congress has not reinstated the credit. Accordingly, in our fiscal 2008 provision only one quarter of our expected annual credit has been included. This was slightly offset by a benefit recorded in the first quarter of fiscal 2008 related to the true up of our tax reserves. We expect our effective tax rate to be approximately 30% for fiscal 2008.

Liquidity and Capital Resources
Cash and cash equivalents as of December 29, 2007 totaled $44.9 million. During the three months ended December 29, 2007, $4,000 was used by operating activities compared to cash provided by operating activities of $4.7 million in the prior year period. Investment in inventory and an increase in net deferred tax assets offset by an increase in accrued expenses and deferred revenue were the primary causes of the change in cash used in operating activities. Depreciation and amortization totaled $0.9 million for the current year compared to $1.0 million for the prior year period. We expect depreciation and amortization to remain consistent over the next few quarters.
Purchases of property, plant and equipment during the three months ended December 29, 2007 totaled $0.8 million, with $0.2 million remaining in accounts payable at quarter-end. The purchases were entirely for our microelectronic manufacturing facilities.
Accounts receivable increased $0.3 million from the fiscal year ended September 29, 2007. Days sales outstanding at December 29, 2007 were 71 days, higher than the 62 days at September 29, 2007. Our days sales outstanding typically approximates 62 days.
Inventories increased $1.3 million from the end of fiscal 2007. Inventory of $32.5 million as of December 29, 2007 represented 174 days of inventory on hand, more than the 155 days on hand at September 29, 2007. The levels of inventory fluctuate based on changes in expected production requirements, the fulfillment of orders and availability of raw materials. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to buy larger amounts of inventory and to hold it for longer periods of time. This trend may increase our days of inventory on hand. During the first quarter of fiscal 2008, we received $2.6 million in advance payments from a customer to purchase inventory, which accounted for the increase. We expect balances to remain higher than traditional levels for the next few quarters and to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our cash balances and operating cash flows.
Prepaid expenses and other current assets increased $0.6 million from the end of fiscal 2007. This increase was primarily due to prepayment of insurance and deposits.
Accounts payable increased $0.1 million from the end of fiscal 2007, primarily related to our increase in inventory.
Deferred revenue at December 29, 2007 was $7.1 million, an increase of $2.2 million, from $4.9 million at the end of fiscal 2007, primarily due to the purchase of inventory for a customer.
Accrued salaries and benefits were $0.3 million higher at December 29, 2007 compared to the end of fiscal 2007 primarily due to an additional week of payroll. Other accrued expenses were $0.8 million lower at December 29, 2007 compared to the end of fiscal 2007, primarily due to lower accrued commissions and income taxes payable.
On June 19, 2006, our Board of Directors authorized a stock repurchase program pursuant to which up to 5%, or 1,231,108 shares, of our outstanding common stock could be repurchased from time to time. The duration of the repurchase program was open-ended and was implemented through a Rule 10b5-1 Stock Purchase Plan. Under the program, we could purchase shares of common stock through the open market on a daily basis at prices equal to or less than $5.50 per share without further approval by the Board. The timing and amount of repurchase transactions under this program depended on market conditions and corporate and regulatory considerations. As of December 30, 2006, we had completed the program as we had purchased all 1,231,108 shares of our common stock authorized for repurchase under the program for a total cost of $6.4 million.
On February 3, 2007, the Board of Directors authorized the repurchase of up to an additional 5%, or 1,175,642 shares, of the Company’s outstanding common stock. The repurchase program was implemented through a Rule 10b5-1 Stock Purchase Plan, dated April 2007. Purchases could be made at prices equal to or less than $5.50 per share beginning July 3, 2007 and the Plan terminated at the earlier of the repurchase of all shares or July 3, 2008. During the quarter ended December 29, 2007, we repurchased 622,780 shares for a total cost of $3.2 million, inclusive of commissions and fees. As of December 28, 2007, we had repurchased all 1,175,642 shares authorized under the second program for a total cost of $6.1 million, inclusive of commissions and fees. All repurchases are funded from our cash balances and operating cash flows.
On April 3, 2007, the Company entered into a $30.0 million revolving line of credit agreement with JPMorgan Chase Bank, N.A. Borrowings under the revolving line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” A commitment fee of 0.125% is charged on the unused portion of the line. The line expires on March 31, 2009. This agreement replaces the previous JPMorgan Chase Bank, N.A. Loan and Security Agreement which expired on March 31, 2007. We are in compliance with all debt covenant requirements contained in our revolving line of credit agreement. As of December 29, 2007, there were no borrowings against the revolving line of credit, and we have not borrowed against any credit facility since April 2003.
We believe that our existing sources of liquidity, including expected cash flows from operating activities, existing cash balances, and existing credit facilities will satisfy our expected cash requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
Contractual Obligations
We have entered into certain long-term contractual obligations that will require various payments over future periods as follows (in thousands):

	Payments Due by Period as of December 29, 2007
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Operating leases	$8,328	$1,597	$2,476	$1,805	$2,450
Pension funding (1)	—	—	—	—	—

Total Contractual Obligations	$8,328	$1,597	$2,476	$1,805	$2,450

(1)	We are committed to meeting the annual minimum funding requirements relating to our pension plan, which covers 29 active employees at our Fort Wayne facility. There were no contributions to the pension plan in the first three months of fiscal 2008. We do not expect minimum funding requirements to be material. We may also make contributions to the pension plan in excess of the minimum funding requirements during any year. We anticipate making $0.1 million in contributions to the pension plan in fiscal 2008.
Contingencies
See Part II. Item 1. “Legal Proceedings” for an update on our current contingencies.
Recently Enacted Accounting Pronouncements
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements”, Note 12. “Recent Accounting Pronouncements” for an update on recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that we are not generally subject to any material forms of market risk, such as foreign currency exchange risk (our sales to foreign customers and purchases from foreign suppliers are denominated in U.S. dollars) or commodity price risk.
We may, in the future, be subject to interest rate risk as a result of our revolving line of credit. In this regard, we may be specifically subject to changes in the “prime rate” based on Federal Reserve actions and fluctuations in the LIBOR. As of December 29, 2007, we had no borrowings on our revolving line of credit with JPMorgan Chase Bank, N.A.

In the event we borrow against our revolving line of credit, the interest charged on these borrowings would be at the lower of the bank’s “prime rate” or the LIBOR plus 1.5%. During the three months ended December 29, 2007, the bank’s “prime rate” averaged 7.53% and was 7.25% as of December 29, 2007. From September 29, 2007 to December 29, 2007, the banks “prime rate” has decreased 0.5%. As of December 29, 2007, the LIBOR was 4.42%. In the event we begin borrowing against our revolving line of credit, quarterly interest expense (at 5.92%) would be $14,800 for every $1.0 million borrowed. A hypothetical interest rate increase of 1% would increase interest expense by $2,500 per $1.0 million borrowed on a quarterly basis. We believe that moderate interest rate increases would not have a material adverse impact on our consolidated results of operations or financial position.

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
We have evaluated, under the supervision and with the participation of management, including our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our management, including our CEO and CFO, concluded that as of December 29, 2007 our disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management, including our CEO and CFO, has also concluded that our disclosure controls are designed to reasonably ensure such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Furthermore, our disclosure controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.
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
We refer you to “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ending September 29, 2007, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the sub-section entitled “Note Regarding Forward-Looking Statements and Associated Risks” in Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) of this quarterly report on Form 10-Q. MD&A and the consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
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
While we had increased bookings in fiscal 2007 and the first quarter of fiscal 2008, no assurances can be given that this trend will continue going forward. We believe that because of the unexpected length and cost of the war in Iraq and as part of a broad overhaul of U.S. priorities, funds for weapons and equipment have been reallocated away from high technology programs to areas that we do not supply, such as personnel and infrastructure in support of the war’s operations. In addition, the United States defense industry is moving toward the purchase of commercial off-the-shelf products rather than those designed and manufactured to higher military specifications. To the extent that our products are substituted with commercial off-the-shelf products, our operations would suffer. Even if military spending continues to increase, these shifts in military spending would negatively affect our sales and profits. In addition, we obtain many U.S. government contracts and subcontract through the process of competitive bidding. We may not be successful in having our bids accepted. Ultimately, our sales and profits connected to military spending and defense-related companies are subject to many factors that are beyond our control and trends and events that are difficult to predict.
We have a concentrated customer base and, as a result, our net sales could decline significantly if we lose a major customer.
A large portion of our net sales has been derived from sales to a small number of our customers. Our five largest customers accounted for 33% of our net sales during the first quarter of fiscal 2008 and 25% of our net sales in fiscal 2007. Our customers are not subject to any minimum purchase requirements and can discontinue the purchase of our products at any time. In the event one or more of our major customers reduces, delays or cancels orders with us, and we are not able to sell our services and products to new customers at comparable levels, our net sales could decline significantly. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On February 3, 2007, the Board of Directors authorized the repurchase of up to an additional 5%, or 1,175,642 shares, of our outstanding common stock. The repurchase program was implemented through a Rule 10b5-1 Stock Purchase Plan (the “Plan”). The Plan authorized the purchase of common stock through the open market on a daily basis at prices equal to or less than $5.50 per share. The Plan terminated on December 28, 2007 when all shares authorized under the plan were purchased.
Purchases under the Plan during the first quarter of fiscal 2008 were as follows:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Plan	the Plan

September 30, 2007 — October 27, 2007	212,248	$5.34	212,248	410,532
October 28, 2007 — November 24, 2007	155,696	$5.30	155,696	254,836
November 25, 2007 — December 29, 2007	254,836	$4.71	254,836	—

Total	622,780	$5.07	622,780

ITEM 6.	EXHIBITS

Exhibits

3.1	Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed on December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation dated December 5, 2007 (incorporated herein by reference to Form 8-K filed December 7, 2007).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION
/s/ Hamid R. Shokrgozar
Hamid R. Shokrgozar
President and Chief Executive Officer Date: February 7, 2008

/s/ Roger A. Derse
Roger A. Derse
Vice President and Chief Financial Officer Date: February 7, 2008

INDEX TO EXHIBITS
Exhibits

3.1	Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed on December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation dated December 5, 2007 (incorporated herein by reference to Form 8-K filed December 7, 2007).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.