Form 10-Q
period 2008-03-29
WHITE ELECTRONIC DESIGNS CORP
filed 2008-05-08
CIK 13606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 29, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock on May 5, 2008 was approximately 22,446,959.

WHITE ELECTRONIC DESIGNS CORPORATION
AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 29,	September 29,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$45,774	$48,652
Accounts receivable, less allowance for doubtful accounts of $234 and $223	12,913	13,200
Inventories	21,390	22,919
Prepaid expenses and other current assets	2,363	723
Deferred income taxes	4,809	2,767
Assets held for sale	10,968	13,835

Total Current Assets	98,217	102,096

Property, plant and equipment, net	11,487	10,685
Deferred income taxes	1,541	2,104
Goodwill	5,306	5,306
Other assets	117	118
Assets held for sale	1,742	4,470

Total Assets	$118,410	$124,779

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,487	$4,385
Accrued salaries and benefits	1,128	1,155
Other accrued expenses	1,684	2,447
Deferred revenue	6,078	4,736
Liabilities related to assets held for sale	2,036	3,142

Total Current Liabilities	14,413	15,865

Accrued pension liability	201	271
Other liabilities	1,205	1,222
Liabilities related to assets held for sale	126	1,049

Total Liabilities	15,945	18,407

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 24,898,151 and 24,841,586 shares issued	2,490	2,484
Treasury stock, 2,451,192 and 1,828,412 shares, at par	(245)	(183)
Additional paid-in capital	81,246	83,787
Retained earnings	18,900	20,228
Accumulated other comprehensive income	74	56

Total Shareholders’ Equity	102,465	106,372

Total Liabilities and Shareholders’ Equity	$118,410	$124,779

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007

Net sales	$20,876	$18,501	$38,539	$34,666
Cost of sales	13,280	12,039	25,472	22,573

Gross profit	7,596	6,462	13,067	12,093

Operating expenses:
Selling, general and administrative	4,404	4,279	8,617	8,403
Research and development	1,337	1,365	2,709	2,515

Total operating expenses	5,741	5,644	11,326	10,918

Operating income	1,855	818	1,741	1,175
Interest income	456	651	1,025	1,302

Income from continuing operations before income taxes	2,311	1,469	2,766	2,477

Provision for income taxes	(754)	(455)	(797)	(704)

Income from continuing operations	1,557	1,014	1,969	1,773

Discontinued operations (Note 10):
Income (loss) from discontinued operations, net of tax	(891)	155	(1,064)	(400)
Loss on sale of discontinued operations, net of tax	(2,233)	—	(2,233)	—

Income (loss) from discontinued operations	(3,124)	155	(3,297)	(400)

Net income (loss)	$(1,567)	$1,169	$(1,328)	$1,373

Income from continuing operations per common share:
Basic	$0.07	$0.04	$0.09	$0.07

Diluted	$0.07	$0.04	$0.09	$0.07

Income (loss) from discontinued operations per common share:
Basic	$(0.14)	$0.01	$(0.15)	$(0.02)

Diluted	$(0.14)	$0.01	$(0.15)	$(0.02)

Net income (loss) per common share:
Basic	$(0.07)	$0.05	$(0.06)	$0.06

Diluted	$(0.07)	$0.05	$(0.06)	$0.06

Weighted average number of common shares and equivalents:
Basic	22,421,828	23,516,502	22,567,389	23,668,611
Diluted	22,806,187	23,959,578	22,992,778	24,174,099
The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	March 29,	March 31,
	2008	2007
OPERATING ACTIVITIES:
Income from continuing operations	$1,969	$1,773
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,496	1,486
Deferred income tax	(1,479)	(769)
Loss on disposition of property, plant, and equipment	5	—
Stock-based compensation expense related to employee stock awards	398	212
Tax benefit related to exercise of stock awards	57	154
Excess tax benefits from stock-based compensation	(2)	(10)
Pension costs	(52)	—
Net changes in balance sheet accounts:
Accounts receivable	287	191
Inventories	1,529	(5,224)
Prepaid expenses and other current assets	(1,640)	(633)
Other assets	1	(1)
Accounts payable	(1,195)	1,903
Accrued expenses and deferred revenue	552	588
Other long-term liabilities	(17)	93

Net cash provided by (used in) operating activities	1,909	(237)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,006)	(912)

Net cash used in investing activities	(2,006)	(912)

FINANCING ACTIVITIES:
Common stock issued for exercise of options and warrants	107	383
Repurchase of common stock	(3,159)	(5,143)
Excess tax benefits from stock-based compensation	2	10

Net cash used in financing activities	(3,050)	(4,750)

Net change in cash and cash equivalents from continuing operations	(3,147)	(5,899)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	316	(2,629)
Net cash used in investing activities	(47)	(154)

Net change in cash and cash equivalents from discontinued operations	269	(2,783)

Net change in cash and cash equivalents	(2,878)	(8,682)
Cash and cash equivalents at beginning of period	48,652	55,829

Cash and cash equivalents at end of period	$45,774	$47,147

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Acquisition of property, plant and equipment in accounts payable	$297	$267
The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. INTERIM FINANCIAL INFORMATION
The consolidated balance sheet as of March 29, 2008, the consolidated statements of operations for the three and six months ended March 29, 2008 and March 31, 2007, and the consolidated statements of cash flows for the six months ended March 29, 2008 and March 31, 2007 have been prepared by the Company and are unaudited. The consolidated balance sheet as of September 29, 2007 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 29, 2007. The Company’s fiscal year end is the Saturday nearest to September 30th.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007. The results of operations for the three and six months ended March 29, 2008 are not necessarily indicative of the operating results for the full year.
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as net sales and expenses reported for the periods presented. The most significant estimates relate to revenue recognition, inventory obsolescence, bad debts, long-lived assets, stock-based compensation, income taxes and the loss on sale of discontinued operations. The Company regularly assesses these estimates and, while actual results may differ, management believes that the estimates are reasonable.
On March 28, 2008, the Board of Directors authorized the disposal of the Interface Electronics Division (“IED”) and the commercial microelectronic product lines. The decision resulted from an effort to streamline the Company’s businesses to focus on product lines where the Company has superior technical knowledge, specialized manufacturing capabilities and an on-going commitment to research and development. As a result of this decision, we have accounted for the IED and the commercial microelectronic product lines as discontinued operations in the accompanying condensed consolidated financial statements. We have reclassified prior periods to conform to the current period presentation.
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
In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 29, 2008			March 31, 2007
	Income from	Loss from		Income from	Income from
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net Loss	Operations	Operations	Net Income

Basic EPS
Income (loss) — (numerator)	$1,557,000	$(3,124,000)	$(1,567,000)	$1,014,000	$155,000	$1,169,000

Weighted average common shares outstanding — (denominator)	22,421,828	22,421,828	22,421,828	23,516,502	23,516,502	23,516,502

Earnings (loss) per share — Basic	$0.07	$(0.14)	$(0.07)	$0.04	$0.01	$0.05

Diluted EPS
Income (loss) — (numerator)	$1,557,000	$(3,124,000)	$(1,567,000)	$1,014,000	$155,000	$1,169,000

Weighted average common shares outstanding	22,421,828	22,421,828	22,421,828	23,516,502	23,516,502	23,516,502
Dilutive effect of stock options and restricted stock	384,359	—	—	443,076	443,076	443,076

Total diluted shares — (denominator)	22,806,187	22,421,828	22,421,828	23,959,578	23,959,578	23,959,578

Earnings (loss) per share — Diluted	$0.07	$(0.14)	$(0.07)	$0.04	$0.01	$0.05
Shares excluded from the calculation of diluted earnings per share (where applicable) were 1,135,659 and 797,757 for the three months ended March 29, 2008 and March 31, 2007, respectively, as the exercise price was greater than the average share price for the period. The effect of common stock equivalents is not included in the diluted loss per share calculations as their inclusion would be anti-dilutive. Shares of 384,359 and 443,076 for the three months ended March 29, 2008 and March 31, 2007, respectively, would have been included in the diluted earnings per share calculation had the Company reported net income.

	Six Months Ended
	March 29, 2008			March 31, 2007
	Income from	Loss from		Income from	Loss from
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net Loss	Operations	Operations	Net Income

Basic EPS
Income (loss) — (numerator)	$1,969,000	$(3,297,000)	$(1,328,000)	$1,773,000	$(400,000)	$1,373,000

Weighted average common shares outstanding — (denominator)	22,567,389	22,567,389	22,567,389	23,668,611	23,668,611	23,668,611

Earnings (loss) per share — Basic	$0.09	$(0.15)	$(0.06)	$0.07	$(0.02)	$0.06

Diluted EPS
Income (loss) — (numerator)	$1,969,000	$(3,297,000)	$(1,328,000)	$1,773,000	$(400,000)	$1,373,000

Weighted average common shares outstanding	22,567,389	22,567,389	22,567,389	23,668,611	23,668,611	23,668,611
Dilutive effect of stock options and restricted stock	425,389	—	—	505,488	—	505,488

Total diluted shares — (denominator)	22,992,778	22,567,389	22,567,389	24,174,099	23,668,611	24,174,099

Earnings (loss) per share — Diluted	$0.09	$(0.15)	$(0.06)	$0.07	$(0.02)	$0.06
Shares excluded from the calculation of diluted earnings per share (where applicable) were 995,659 and 818,332 for the six months ended March 29, 2008 and March 31, 2007, respectively, as the exercise price was greater than the average share price for the period. The effect of common stock equivalents is not included in the diluted loss per share calculations as their inclusion would be anti-dilutive. Shares of 425,389 and 505,488 for the six months ended March 29, 2008 and March 31, 2007, respectively, would have been included in the diluted earnings per share calculation had the Company reported net income.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. STOCK-BASED COMPENSATION
For the three and six months ended March 29, 2008, the Company recorded compensation expense of $182,000 and $398,000, respectively, and cash flows from financing activities of $1,000 and $2,000, respectively, which reduced cash flows from operating activities by the same amounts. For the three and six months ended March 31, 2007, the Company recorded compensation expense of $103,000 and $212,000, respectively, and cash flows from financing activities of $10,000 and $10,000, respectively, which reduced cash flows from operating activities by the same amounts. The compensation cost for share-based payment awards is included in selling, general and administrative expenses on our consolidated statements of operations.
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
A summary of the Company’s stock option activity for the three months ended March 29, 2008 follows (in thousands, except per share amounts):

		Options Outstanding
			Weighted Average
	Options Available	Options	Exercise Price
	for Grant	Outstanding	Per Share
As of December 29, 2007	619	2,215	$4.83
Granted	—	—	—
Exercised	—	(10)	2.75
Expired	10	(10)	5.74
Forfeited	3	(3)	5.26

As of March 29, 2008	632	2,192	$4.83

Weighted average fair value of all options granted during the period — $0 (no grants)
A summary of the Company’s stock option activity for the six months ended March 29, 2008 follows (in thousands, except per share amounts):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Options Outstanding
			Weighted Average
	Options Available	Options	Exercise Price
	for Grant	Outstanding	Per Share
As of September 29, 2007	868	2,198	$4.86
Granted	(55)	55	4.64
Other Grants (1)	(210)	—	—
Exercised	—	(32)	3.38
Expired	26	(26)	8.42
Forfeited	3	(3)	5.26

As of March 29, 2008	632	2,192	$4.83

Weighted average fair value of all options granted during the period — $2.49

(1)	Certain shares were granted from the 1994 Employee Stock Option Plan as Restricted Stock and Performance Shares during the period. These grants serve to decrease the number of shares available for grant, but are not presented as Stock Option activiy. Of these grants, 75,000 shares were granted as Restricted Stock and 135,000 shares were granted as Performance Shares. Refer to the sections “Restricted Stock” and “Performance Shares” for more information.
The total pretax intrinsic value of options exercised during the three and six months ended March 29, 2008 was $14,000 and $47,000, respectively.
The following table summarizes significant ranges of outstanding and exercisable options as of March 29, 2008 (in thousands, except years and per share amounts):

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-	Weighted-
		Average	Average			Average	Average
		Remaining	Exercise	Aggregate		Remaining	Exercise	Aggregate
Range of	Number	Contractual	Price per	Intrinsic	Number	Contractual	Price per	Intrinsic
Exercise Prices	Outstanding	Life (in Years)	Share	Value	Exercisable	Life (in Years)	Share	Value
0.0000 — 1.6000	249	0.68	$1.13		249		$1.13
1.6001 — 3.2000	340	1.58	2.70		340		2.70
3.2001 — 4.8000	608	4.48	4.02		500		3.88
4.8001 — 6.4000	312	6.71	5.55		241		5.67
6.4001 — 8.0000	515	5.18	6.98		515		6.98
8.0001 — 9.6000	85	5.08	8.66		85		8.66
9.6001 — 11.2000	81	2.56	10.59		81		10.59
11.2001 — 12.8000	2	5.42	12.19		2		12.19

	2,192	4.04	$4.83	$1,725	2,013	3.61	$4.83	$1,725

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.46 on March 28, 2008, the last day of trading in the fiscal quarter, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date. The total number of in-the-money options exercisable as of March 29, 2008 was 1,057,000. As of September 29, 2007, 2,028,151 outstanding options were exercisable and the weighted average exercise price was $4.85.
As of March 29, 2008, total compensation cost related to unvested stock options not yet recognized was $0.4 million pre-tax, which is expected to be recognized over the next 4 years.

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
The fair value of each option granted during the period was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 29,	March 31,
	2008	2007

Weighted average expected stock price volatility	42%	53%
Weighted average expected option life (years)	8.09	5.27
Risk-free interest rate	2.99%	4.51%
Expected dividends	—	—
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
Restricted Stock
Effective March 24, 2006, the White Electronic Designs Corporation 2006 Director Restricted Stock Plan was approved by the shareholders. Under this plan, non-employee directors receive an annual grant of 7,500 shares at the Annual Meeting that vest ratably over a three year period. The Company values these shares using the intrinsic method. The 37,500 shares granted on March 6, 2008 were valued at $4.00 per share, the closing price of the stock on the date of grant. The 37,500 shares granted on March 7, 2007 were valued at $6.76 per share, the closing price of the stock on that date.
In addition, on December 12, 2007, the Compensation Committee determined and approved an Equity Incentive Program for certain executive officers, namely Hamid Shokrgozar, President, Chairman and Chief Executive Officer; Dan Tarantine, Executive Vice President, Corporate Strategic Development; and Roger Derse, Vice President, Chief Financial Officer, Secretary and Treasurer (the “Executive Officers”), consisting of two types of equity compensation, restricted stock units (“RSUs”) and performance shares (discussed separately under “Performance Shares” below).
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
The following table summarizes restricted stock unit activity for the three months ended March 29, 2008 (in thousands, except per share amounts):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Number of	Weighted-
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Outstanding on December 29, 2007	138	$5.43
Granted	37	4.00
Vested / Issued	(25)	6.29
Forfeited	—	—

Outstanding on March 29, 2008	150	$4.93

The following table summarizes restricted stock unit activity for the six months ended March 29, 2008 (in thousands, except per share amounts):

	Number of	Weighted-
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Outstanding on September 29, 2007	63	$6.38
Granted	112	4.43
Vested / Issued	(25)	6.29
Forfeited	—	—

Outstanding on March 29, 2008	150	$4.93

As of March 29, 2008, there was $0.7 million pre-tax of total restricted stock unit compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over the next three years.
Performance Shares
As mentioned above, on December 12, 2007, the Compensation Committee granted and approved certain performance share awards. The performance share awards vest over a two-year period, subject to certain performance criteria of the Company. If the Company achieves an annual EBITDA amount that is 20% greater than the fiscal year 2008 base case set by the Compensation Committee, based on a fiscal year 2008 forecast approved by the Board of Directors (the “Performance Share Target”), then each Executive Officer would vest in an award as follows: (i) Mr. Shokrgozar — 100,000 performance shares, (ii) Mr. Derse — 25,000 performance shares, and (iii) Mr. Tarantine — 10,000 performance shares. If the Company achieves 90% of the Performance Share Target, then 50% of such performance share awards applicable to each Executive Officer would vest. Under this Equity Incentive Program, in the event that no performance shares vest in fiscal 2008, the Executive Officers have the same opportunity to achieve the performance criteria in fiscal 2009; provided, however, if the Company achieves 90% of the Performance Share Target in fiscal 2008 and 50% of such performance share awards were vested, then, the Company must achieve 100% of the Performance Share Target in fiscal 2009 to vest in the remaining 50% of each performance share award to each Executive Officer. Upon a “Change in Control” of the Company (as such term is defined in the 1994 Flexible Stock Plan), each performance share award will automatically and fully vest regardless of the achievement of the Performance Share Target. The Company values these shares using the intrinsic method. The 135,000 shares granted on December 12, 2007 were valued at $4.64 per share, the closing price of the stock on the date of grant.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes performance share activity for the three months ended March 29, 2008 (in thousands, except per share amounts):

Weighted-
	Number of	Average
	Performance	Grant-Date
	Shares	Fair Value
Outstanding on December 29, 2007	135	$4.64
Granted	—	—
Vested / Issued	—	—
Forfeited	—	—

Outstanding on March 29, 2008	135	$4.64

The following table summarizes performance share activity for the six months ended March 29, 2008 (in thousands, except per share amounts):

Weighted-
	Number of	Average
	Performance	Grant-Date
	Shares	Fair Value
Outstanding on September 29, 2007	—	$—
Granted	135	4.64
Vested / Issued	—	—
Forfeited	—	—

Outstanding on March 29, 2008	135	$4.64

As of March 29, 2008, there was $0.5 million pre-tax of total compensation expense related to non-vested performance share awards not yet recognized, which is expected to be recognized over the next 2 years if certain performance criteria of the Company are met.
4. INVENTORIES
Inventories consisted of the following (in thousands):

	March 29,	September 29,
	2008	2007
Raw materials	$14,444	$15,916
Work-in-process	5,069	4,576
Finished goods	1,877	2,427

Total inventories	$21,390	$22,919

Raw materials included $3.2 million at March 29, 2008 and $4.3 million at September 29, 2007 for which the Company had received advance payment from customers. These advance payments are recorded as deferred revenue until the finished goods are delivered.
5. PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment consisted of the following (in thousands):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 29,	September 29,
	2008	2007
Land	$247	$247
Buildings and improvements	857	857
Machinery and equipment	20,064	17,930
Furniture and fixtures	4,445	4,105
Leasehold improvements	4,359	4,214
Construction in progress	763	1,304

Total, at cost	30,735	28,657
Less accumulated depreciation	(19,248)	(17,972)

Property, plant, and equipment, net	$11,487	$10,685

Depreciation expense was $0.8 million and $0.7 million for the three months ended March 29, 2008 and March 31, 2007, respectively. Depreciation expense was $1.5 million for the six months ended March 29, 2008 and March 31, 2007.
6. OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following major categories (in thousands):

	March 29,	September 29,
	2008	2007
Sales commissions	645	665
Warranty reserve	177	182
Income taxes	—	749
Other accruals	862	851

Total other accrued expenses	$1,684	$2,447

The Company estimates potential warranty obligations for its products based on annual product sales and historical customer product return data. Based on this data, the Company records estimated warranty reserves and expense needed to account for the estimated cost of product returns.
The following table summarizes activity in the warranty reserve (in thousands):

	Six Months Ended
	March 29,	March 31,
	2008	2007
Warranty reserve, beginning of period	$182	$228
Provision for warranty claims	123	69
Warranty claims charged against the reserve	(128)	(83)

Warranty reserve, end of period	$177	$214

7. CREDIT FACILITY
On April 3, 2007, the Company entered into a $30.0 million revolving line of credit agreement with JPMorgan Chase Bank, N.A. Borrowings under the revolving line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” A commitment fee of 0.125% is charged on the unused portion of the line. The line expires on March 31, 2009. The Company is in compliance with all debt covenant requirements contained in the revolving line of credit agreement. As of March 29, 2008, there were no borrowings against the revolving line of credit, and the Company has not borrowed against any credit facility since April 2003.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. PENSION PLAN
The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. The following table summarizes the components of net periodic benefit cost recognized (in thousands):

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Service cost	$26	$24	$39	$46
Interest cost	66	57	97	103
Expected return on plan assets	(69)	(59)	(102)	(106)
Amortization of unrecognized prior service cost	9	11	18	20

Total net periodic benefit cost	$32	$33	$52	$63

Contributions to the pension plan were $0.1 million during the six months ended March 29, 2008. No contributions were made during the six months ended March 31, 2007. The Company does not anticipate making any additional contributions to the pension plan in fiscal 2008.
9. INCOME TAXES
The Company’s effective tax rate was 33% and 31% for the three months ended March 29, 2008 and March 31, 2007, respectively. The increase in the effective rate is primarily due to changes in the tax law related to the research and development credit. The federal research and development credit expired December 31, 2007 and has not been reinstated. Accordingly, in our fiscal 2008 provision only one quarter of our expected annual credit has been included. This was partially offset by the increase in the manufacturer’s deduction. The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to the incremental impact of state income taxes offset by reductions for the manufacturer’s deduction and research and experimentation tax credits currently available for federal and state income tax purposes.
The Company’s effective tax rate was 29% and 28% for the six months ended March 29, 2008 and March 31, 2007, respectively. The increase in the effective rate is primarily due to changes in the tax law related to the research and development credit. Due to the provisions of SFAS No. 109, we recorded a benefit in the first quarter of fiscal 2007 of $150,000 for the reinstatement of the research and development credit back to January 1, 2006. The research and development credit expired December 31, 2005. Congress passed a bill in December 2006 reinstating the credit back to January 1, 2006. The federal research and development credit again expired December 31, 2007 and has not been reinstated. Accordingly, in our fiscal 2008 provision only one quarter of our expected annual credit has been included. The increase was partially offset by the increase in the manufacturer’s deduction.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company adopted the provisions of FIN 48 on September 30, 2007. The adoption of FIN 48 resulted in no cumulative effect adjustment to retained earnings.
As of September 29, 2007, the Company had unrecognized tax benefits of $506,000, $401,000 of which would favorably impact the Company’s effective tax rate if subsequently recognized. As of March 29, 2008, the Company had unrecognized tax benefits of $529,000, $418,000 of which would favorably impact the Company’s effective tax rate if subsequently recognized. The Company does not anticipate a significant change in the total amount of unrecognized tax benefits during the next twelve months.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 29, 2007, the Company had accrued $34,000 of interest related to uncertain tax positions. As of March 29, 2008, the Company has accrued $42,000 of interest related to uncertain tax positions.
The Company and its subsidiaries are subject to the following significant taxing jurisdictions: U.S. federal, Arizona, Indiana, Ohio and Oregon. The statute of limitations for a particular tax year for examination by the Internal Revenue Service is three years, and three to four years for the states of Arizona, Indiana, Ohio and Oregon. Accordingly, there are multiple years open to examination.
10. DISCONTINUED OPERATIONS
On March 28, 2008, the Board of Directors authorized the disposal of the Interface Electronics Division (“IED”) and the commercial microelectronic product lines. The decision resulted from an effort to streamline the Company’s businesses to focus on product lines where the Company has superior technical knowledge, specialized manufacturing capabilities and an on-going commitment to research and development. As a result of this decision, the IED and the commercial microelectronics product lines have been accounted for as discontinued operations. All prior periods have been reclassified to conform to the current period presentation. In connection with this disposal, it is estimated that the Company will pay out approximately $0.2 million (before taxes) in severance and retention costs, which will be recorded as incurred. Based on market factors and the consideration being discussed in connection with the disposal of the product lines, the Company concluded that a charge for impairment of intangibles is required under SFAS 144, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. Accordingly, we recorded a non-cash, pre-tax impairment charge of approximately $2.3 million related to the customer relationship and existing technology intangibles of these reporting units. Additionally, the Company wrote inventory down approximately $1.2 million to lower of cost or market. We ceased depreciation and amortization for discontinued operations upon committing to the disposal plan.
Income (loss) from discontinued operations consists of direct revenues and direct expenses of commercial microelectronics and IED product lines. The commercial microelectronics has historically been reported in the microelectronic segment, while IED has been included in the display segment. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results included in discontinued operations in the accompanying condensed consolidated statements of operations is as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Commercial Microelectronics:
Net sales	$3,305	$6,098	$6,456	$9,681
Cost of sales	2,800	4,753	5,496	7,907

Gross profit	505	1,345	960	1,774

Total operating expenses	586	1,249	1,124	2,364

Income (loss) from operations before income taxes	(81)	96	(164)	(590)
(Provision for) benefit from income taxes	(21)	(21)	(11)	251

Income (loss) from discontinued operations	(102)	75	(175)	(339)
Loss on sale of discontinued operations, net of tax	(932)	—	(932)	—

Net income (loss)	$(1,034)	$75	$(1,107)	$(339)

IED:
Net sales	$2,116	$2,634	$4,620	$4,906
Cost of sales	2,327	2,030	4,434	4,019

Gross profit (loss)	(211)	604	186	887

Total operating expenses	446	502	956	1,018

Income (loss) from operations before income taxes	(657)	102	(770)	(131)
(Provision for) benefit from income taxes	(132)	(22)	(119)	70

Income (loss) from discontinued operations	(789)	80	(889)	(61)
Loss on sale of discontinued operations, net of tax	(1,301)	—	(1,301)	—

Net income (loss)	$(2,090)	$80	$(2,190)	$(61)

Total income (loss) from discontinued operations, net of tax	$(3,124)	$155	$(3,297)	$(400)

A summary of the assets and liabilities related to the discontinued operations of the commercial microelectronics and IED product lines classified as assets held for sale and liabilities related to assets held for sale in the accompanying condensed consolidated balance sheets is as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 29,	September 29,
	2008	2007
Assets held for sale (current):
Accounts receivable, net	$4,113	$4,606
Inventories	5,886	8,294
Deferred income taxes and prepaid expenses	969	935

Total	$10,968	$13,835

Assets held for sale (long-term):
Property, plant and equipment, net	$1,742	$1,993
Intangible assets, net	—	2,477

Total	$1,742	$4,470

Liabilities related to assets held for sale (current):
Accounts payable	$1,484	$2,333
Accrued expenses	495	692
Deferred revenue	57	117

Total	$2,036	$3,142

Liabilities related to assets held for sale (long-term):
Deferred income taxes	$126	$1,049

Total	$126	$1,049

11. FINANCIAL DATA BY BUSINESS SEGMENT
The Company has two business segments, each of which requires different design and manufacturing resources and generally serves customers in different markets. During the three and six months ended March 29, 2008, the microelectronic segment accounted for 64% and 63%, respectively, of total Company net sales, while the display segment accounted for 36% and 37%, respectively, of total Company net sales. During the three and six months ended March 31, 2007, the microelectronic segment accounted for 58% and 58%, respectively, of total Company net sales, while the display segment accounted for 42% and 42%, respectively, of total Company net sales.
The microelectronic segment manufactures semiconductor multi-chip packaged products primarily for aircraft, space, net-centric operations (NCO), ground, amphibious and marine vetronics and missile & ordnance applications. Few industries have products with the complexity, strict safety standards, and low error tolerance of defense and aerospace. The Company’s solutions provide the reliability, quality and precision for components used within aerospace projects. These higher performing products, also known as high-reliability products are often referred to as “military” products. Military products are designed to meet more stringent standards and are resistant to adverse conditions, such as extremely high and low temperatures. High-reliability products can also be used in industrial applications where products are exposed to harsh conditions. The Company’s experience and expertise are uniquely suited to address these industries’ microelectronic needs for circuit board density, weight, durability and power savings for a range of precise and ruggedized applications. Products in the microelectronic segment are generally sold to military prime contractors and to both domestic and international original equipment manufacturers (“OEMs”). The microelectronic segment also includes anti-tamper security coating for mission critical semiconductor components in military applications, to prevent reverse engineering of secure electronic circuits, delay or obfuscate chip level attacks and mitigate IP theft. These security technologies are easy and cost effective to implement and have little impact on system performance, while protecting Department of Defense’s critical technologies and helping to enable foreign military sales.
The display segment serves a number of markets with products and solutions that are incorporated into global positioning systems, automatic teller machines, point of service (“POS”) order confirmation displays, consumer

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
electronics, medical devices, outdoor displays, military and industrial avionics and various military applications. Our display segment manufactures enhanced viewing liquid crystal displays, interface devices and electromechanical assemblies. Enhanced viewing liquid crystal displays and sunlight readable displays can be used in either ruggedized or commercial applications. Ruggedized displays are manufactured to perform in harsh environmental conditions primarily in military and high-end industrial applications, while commercial display products offer greater viewing performance than off-the-shelf displays, but are not designed for harsh environmental conditions. Interface devices include electromechanical components and instrument packages that can consist of ruggedized keyboards, aircraft trim panels, rotating devices, mechanical packages, membrane keypads, silver flexible circuits, graphic overlays, control panels, and keypad/controller assemblies.
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
During the three months ended March 29, 2008, no one customer accounted for more than 10% of total net sales. Within the microelectronic segment, Arrow Electronics, Inc. (“Arrow Electronics”), L-3 Communications Corporation (“L-3 Communications”) and BAE Systems, Inc. (“BAE Systems”) accounted for $1.6 million, $1.6 million and $1.3 million, or 12%, 12% and 10%, respectively, of net sales. Within the display segment, Hewlett Packard Intl. Pte Ltd (“Hewlett Packard”), Motion Computing, Inc. (“Motion Computing”) and Honeywell International, Inc. (“Honeywell”) accounted for $1.2 million, $1.1 million and $0.9 million, or 15%, 15% and 12%, respectively, of net sales.
During the six months ended March 29, 2008, Arrow Electronics accounted for $4.2 million, or 11%, of our total net sales. Within the microelectronic segment, Arrow Electronics accounted for $3.9 million, or 16%, of net sales. Within the display segment, Motion Computing and Hewlett Packard accounted for $2.9 million and $2.0 million, or 20% and 14%, respectively, of net sales.
During the three months ended March 31, 2007, Hewlett Packard accounted for $2.3 million, or 13%, of total net sales. Within the microelectronic segment, L-3 Communications, Arrow Electronics and Twin-Star Electronic Technology Ltd (“Twin-Star”) accounted for $1.3 million, $1.2 million and $1.0 million, or 12%, 11% and 10%, respectively, of net sales. Within the display segment, Hewlett Packard and Honeywell accounted for $2.3 million and $0.8 million, or 30% and 10%, respectively, of net sales.
During the six months ended March 31, 2007, no one customer accounted for more than 10% of our total net sales. Within the microelectronic segment, Arrow Electronics and Twin-Star accounted for $2.3 million each, or 11% each, of net sales. Within the display segment, Hewlett Packard and Motion Computing accounted for $3.0 million and $2.0 million, or 21% and 14%, respectively, of net sales.
Foreign sales as a percentage of total net sales for the three months ended March 29, 2008 and March 31, 2007 were 35% and 42%, respectively. For the six month periods, foreign sales as a percentage of total net sales were 32% and 40%, respectively.
A summary of net sales by geographic region follows (in thousands):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
United States	$13,588	$10,672	$26,225	$20,881
Europe and Middle East	2,655	2,888	4,863	5,479
Asia Pacific	3,717	3,955	5,905	6,625
Other	916	986	1,546	1,681

Net sales	$20,876	$18,501	$38,539	$34,666

A summary of results of operations by business segment follows:

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Net sales
Microelectronic	$13,391	$10,686	$24,231	$20,218
Display	7,485	7,815	14,308	14,448

Total net sales	$20,876	$18,501	$38,539	$34,666

Income (loss) from continuing operations, before tax
Microelectronic	$2,409	$1,399	$3,398	$2,655
Display	(98)	71	(632)	(178)

Total income before tax	$2,311	$1,470	$2,766	$2,477

Capital expenditures
Microelectronic	$1,346	$616	$2,156	$1,086
Display	122	80	147	93

Total capital expenditures	$1,468	$696	$2,303	$1,179

Depreciation
Microelectronic	$572	$540	$1,085	$1,078
Display	208	202	411	408

Total depreciation	$780	$742	$1,496	$1,486

	As of
Identifiable assets	March 29, 2008	September 29, 2007
Microelectronic	$44,248	$44,079
Display	21,920	27,059
General corporate	52,242	53,641

Total identifiable assets	$118,410	$124,779

12. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The Company adopted FIN 48 on September 30, 2007. See Note 9 — Income Taxes for a discussion of the impact of FIN 48.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
existing standards. SFAS No. 157 is effective for the Company’s fiscal year 2009 beginning September 28, 2008. In February 2008, FSP No. FAS 157-2 was issued, delaying the effective date of SFAS No. 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 is currently being evaluated by the Company and is not expected to have a material impact on the Company’s financial condition or results of operations; however, additional disclosures may be required regarding the inputs used to develop the measurements and the effect of certain of the measurements on changes in net assets from period to period.
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
In December 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-01, Accounting for Collaborative Arrangements, that prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year 2010 beginning October 4, 2009. The Company is in the process of evaluating the potential financial statement impact of adopting EITF Issue No. 07-01.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, enhancing disclosure requirements for derivative instruments and hedging activities. Affected entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
cash flows. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This standard is intended to improve upon the existing disclosure framework in SFAS No. 133. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. It encourages retrospective application to comparative disclosure for earlier periods presented. The Company does not currently have an application for this statement.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion regarding the three and six month periods ended March 29, 2008 compared to the three and six month periods ended March 31, 2007 should be read in conjunction with our audited consolidated financial statements and related notes for the fiscal year ended September 29, 2007 included in our most recent Annual Report on Form 10-K.
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
We intend to qualify both our written and/or oral forward-looking statements made from time to time in connection with filings with the Securities and Exchange Commission or in public news releases for protection under the safe harbors discussed above. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they are based largely on management’s expectations and because they are estimates, such statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Form 10-Q, including those set forth in the Notes to the Unaudited Consolidated Financial Statements, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the sections entitled “Risk Factors” in this Form 10-Q and our most recent Annual Report on Form 10-K describe factors that could contribute to or cause actual results to differ materially from our expectations. Some factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, but are not limited to, the following:
•	the loss of one or more principal customers or delays or cancellations of orders due to the impact of adverse business conditions on one or more principle customers;

•	the inability to procure required components and raw materials;

•	any downturn in the semiconductor, electronics, or other markets in which we operate, which could cause a decline in selling unit prices or volume;

•	reductions in military spending or changes in the acquisition requirements for military products;

•	the inability to develop, introduce and sell new products or the inability to develop new manufacturing technologies;

•	the failure of customers to accept our anti-tamper processing or the development of improved anti-tamper processing by competitors;

•	the inability to locate appropriate purchase candidates for our discontinued operations being held for sale and/or to negotiate an appropriate sales price;

•	the ability to locate appropriate acquisition candidates, negotiate an appropriate purchase price, and integrate into our business the people, operations, and products from acquired businesses, or implement other strategic alternatives; and

•	changes or restrictions in the practices, rules and regulations relating to sales in international markets.

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
Executive Summary
Our net sales for the quarter ended March 29, 2008 increased $2.4 million, to $20.9 million from $18.5 million for the second quarter ended March 31, 2007. During the first six months of fiscal 2008, net sales increased $3.8 million to $38.5 million from $34.7 million during the first six months of fiscal 2007. Military sales increased $2.8 million for the three months ended March 29, 2008 when compared to the three months ended March 31, 2007. Military sales increased $3.9 million for the six months ended March 29, 2008 when compared to the six months ended March 31, 2007. The increases were due to the shipment of increased orders we have received over recent quarters, primarily in the microelectronic segment. The military market in the microelectronic segment is expected to continue its growth for the balance of fiscal year 2008. The continued positive bookings that have attributed to the increase in backlog will support the expected military microelectronic revenue growth for the next few quarters. Commercial display segment sales decreased $0.5 million for the three months ended March 29, 2008 when compared to the three months ended March 31, 2007. The quarter over quarter decrease was primarily due to the loss of a medical customer for whom we supplied displays. Commercial sales in the display segment increased $0.1 million for the six months ended March 29, 2008 when compared to the six months ended March 31, 2007. The year over year increase was attributable to the increase in tablet PC revenue more than offsetting the revenue lost from our medical customer.
Income from continuing operations for the three months ended March 29, 2008 was $1.6 million, or $0.07 per diluted share, compared to $1.0 million, or $0.04 per diluted share, for the same period in fiscal 2007. The increase was primarily due to increased sales and gross profit which more than offset the reduction in interest income and increased tax expense. Income from continuing operations for the six months ended March 29, 2008 was $2.0 million, or $0.09 per diluted share, compared to $1.8 million, or $0.07 per diluted share, for the first half of fiscal 2007. The increase was primarily due to increased sales and gross profit, partially offset by increases in operating expenses and income tax expense as well as reduced interest income.
Including the charges in connection with the disposal of the product lines discussed below, net loss for the three months ended March 29, 2008 was $1.6 million, or $(0.07) per diluted share, compared to net income of $1.2 million, or $0.05 per diluted share, for the same period in fiscal 2007. For the six months ended March 29, 2008, net loss was $1.3 million, or $(0.06) per diluted share, compared to net income of $1.4 million, or $0.06 per diluted share, for the first half of fiscal 2007.
We received new orders during the quarter of $10.1 million for the microelectronic segment. We continue to experience strong bookings from our military customers and expect this trend to continue for the remainder of the fiscal year. Backlog as of March 29, 2008 for the microelectronic segment was $35.0 million. New orders received in the display segment for the quarter were weak. The general economic downturn has affected the tablet and convertible PC markets. We are experiencing soft demand in the niche sectors, including criminal justice, as budgets are being reduced due to an eroding tax base, and medical applications. We also continue to see the slowdown of our customer’s GPS display orders for golf course applications. Due to the bankruptcy filing of one of our customers, we canceled $4.0 million of previously received orders. Additionally, another customer canceled an order for product going end of life of $0.5 million. Excluding these two items, we received new orders of $4.1 million; however, net bookings for the quarter were ($0.4) million. Backlog as of March 29, 2008 for the display segment was $16.6 million.
Our gross margins during the three months ended March 29, 2008 increased to 36% from 35% when compared to the same period of fiscal year 2007. Gross margins during the six months ended March 29, 2008 decreased to 34% from 35% when compared to the same period of fiscal year 2007. The microelectronic segment gross margins were 42% and 41%, respectively, for the three and six months ended March 29, 2008, versus 43% and 44%, respectively, during the comparable periods of fiscal 2007. This was primarily due to lower yields on new products introduced and a lower margin product mix. The display segment gross margins were 26% and 22%, respectively, for the three and six months ended March 29, 2008 versus 24% and 23%, respectively, for the comparable periods of fiscal 2007. The increase for the three month period was primarily due to the higher margin product mix in the commercial market within the display segment more than offsetting the lower absorption due to lower sales in the military/industrial market within the display segment. The decrease for the six month period was a result of lower military/industrial sales, which typically generate higher gross margins, more than offsetting the higher margin product mix in the commercial market.
On March 28, 2008, the Board of Directors authorized the disposal of the Interface Electronics Division (“IED”) and the commercial microelectronic product lines. The decision resulted from an effort to streamline the Company’s businesses to focus on product lines where the Company has superior technical knowledge, specialized manufacturing capabilities and an on-going commitment to research and development. We believe this course of action will increase shareholder value and allow us to focus on growing our business both organically and through other alternatives, including potential acquisitions. As a result of our decision to dispose of these product lines, we have accounted for them as discontinued operations in the accompanying condensed consolidated financial statements. In connection with this disposal, we have estimated that we will pay out approximately $0.2 million in severance and retention costs, which will be recorded as incurred. Based on market factors and the consideration being discussed in connection with the disposal of the product lines, we concluded that a charge for impairment of the intangibles is required under generally accepted accounting principles. Accordingly, we have recorded a non-cash, pre-tax impairment charge of approximately $2.3 million related to the customer relationship and existing technology intangibles of these reporting units. Additionally, we wrote inventory down approximately $1.2 million to lower of cost or market. The total estimated loss on disposal is $2.2 million, net of tax.
Our overall production has, at times, been affected by longer lead times for certain components, which may affect the timing and cost of sales during the year. The availability and price of memory and display components, based on supply and demand, will increase and decrease on a monthly or quarterly basis. When demand exceeds supply, prices generally increase and lead times lengthen. When supply exceeds demand, prices generally decrease and lead times shorten. The Dynamic Random Access Memory (“DRAM”), including synchronous DRAM (“SDRAM”), and Double Data Rate (“DDR”) DRAM market supply has leveled out as excess inventory is being utilized and we do not expect shortages in the near future. DRAM prices decreased steadily during calendar 2007. Prices have recently stabilized and we expect prices to remain at these levels over the next couple of quarters. More and more companies are transitioning from DDR to DDR II and the DDR II supply is expanding. The Flash memory supply has been generally stable. Prices began declining in the first quarter of fiscal 2008 have now stabilized and we expect prices to remain flat over the next couple of quarters. The availability of liquid crystal displays (“LCDs”) has stabilized as manufacturers continue to add capacity. However, most new capacity will be added at the large and small size displays, for televisions and all phones, potentially putting the mid-size displays, which we purchase, under some pressure for availability. We expect LCD prices to remain flat or increase slightly over the next couple of quarters.
Additionally, certain customers require us to buy from specific vendors due to product specifications. This, at times, subjects us to component supply issues due to disruptions in suppliers’ production.
We have purchased and placed duplicate equipment for our Max-Vu™ process technology in a manufacturing company located in China in order to be more competitive in the commercial display market for our tablet personal computer products. Substantially all of our Max-Vu™ products are currently being produced in China. We anticipate moving the manufacturing of the new Max-Vu II process technology products to China, which we believe will result in value to the Company and our shareholders.
Listed below are our fiscal 2008 strategic initiatives and an update for each:
•	Pursuit of Circuit Card Assembly (“CCA”) for military customers. Update: As previously disclosed, we have finalized the layout of a complete GPS receiver, including RF, power supplies, and signal conditioning. We have also recently acquired additional equipment which now gives us four high-end SMT lines. The original $0.8 million pre-production order for the delivery of prototypes of a complete CCA for use in a GPS communications receiver, which was received in fiscal year 2007, is being processed as planned. The prototype for the customer’s qualification process has been built and is under test evaluation. We expect these prototypes to be delivered by the end of our third quarter fiscal 2008. Additionally, during the first quarter of fiscal 2008, we received a follow-on production contract totaling over $1.0 million for the continuation of this program. We will continue our efforts to create CCA manufacturing partnerships with additional customers.

•	Next generation Anti-Tamper (“AT”) technology. Update: The new coating process continues to develop on schedule, and we are setting up the additional equipment and process development for new material sets. We estimate completion in the summer of 2008. Meanwhile, we continue to secure AT based production orders using our existing technology.

•	Next generation display enhancement technology, Max-Vu™ II technology. Update: We transitioned into the engineering sample phase of our new process during the quarter. We provided samples to four potential customers and delivered a prototype to another for testing. Due to a lower cost structure, we believe we will be able to penetrate markets not previously served by our Max-Vu™ I process. We estimate that the new Max-Vu™ II process will be part of the production process by the end of fiscal year 2008.

•	Fully integrated Touch Panel display products. Update: We continue to demonstrate sunlight readable (“SR”) display systems with integrated touch sensors to customers. We have developed SR touch prototypes for several leading PC manufacturers and have qualified a sensor-bonded LCD for one of these manufacturers. These displays have very low reflectance while retaining excellent brightness, enabling their use in very high brightness environments. By utilizing our Max-Vu™ optical bonding process, the clarity and contrast of these display systems are excellent and the stiffness and strength of the display system are substantially enhanced, increasing the ruggedness of the display and the quality of the touch or pen feel when using the touch sensor. We anticipate future orders from these demonstrations, samples and prototypes.

•	Continue the stock repurchase program. Update: In April 2008, we announced our third repurchase program to acquire up to an additional 10%, or approximately 2.2 million shares, of the Company’s outstanding common stock. The timing and amount of any repurchases under this program will depend on market conditions and corporate and regulatory considerations. The duration of the program is twenty-four months and will be funded from available working capital.

•	Pursuing strategic alternatives. Update: We believe our current decision to dispose of our IED and commercial microelectronics product lines will increase shareholder value. We will continue to evaluate various strategic alternatives to further increase shareholder value. This includes mergers and/or acquisitions that we believe could expand and augment our existing businesses, and other related activities.
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
Furthermore, SFAS 142 requires amortization of purchased intangible assets other than goodwill over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. We also regularly evaluate intangible assets for impairment pursuant to SFAS No. 144, Accounting for the Impairment of Long-Lived Assets to be Disposed Of.
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
Results of Operations
The following table sets forth certain financial data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.6%	65.1%	66.1%	65.1%

Gross profit	36.4%	34.9%	33.9%	34.9%

Operating expenses:
Selling, general and administrative	21.1%	23.1%	22.4%	24.2%
Research and development	6.4%	7.4%	7.0%	7.3%

Total operating expenses	27.5%	30.5%	29.4%	31.5%

Operating income	8.9%	4.4%	4.5%	3.4%
Interest income	2.2%	3.5%	2.7%	3.7%

Income from continuing operations before income taxes	11.1%	7.9%	7.2%	7.1%
Provision for income taxes	(3.6%)	(2.4%)	(2.1%)	(2.0%)

Income from continuing operations	7.5%	5.5%	5.1%	5.1%

Discontinued operations
Income (loss) from discontinued operations, net of tax	(4.3%)	0.8%	(2.8%)	(1.1%)
Loss on sale of discontinued operations, net of tax	(10.7%)	—	(5.7%)	—

Income (loss) from discontinued operations	(15.0%)	0.8%	(8.5%)	(1.1%)

Net income (loss)	(7.5%)	6.3%	(3.4%)	4.0%

Three Months ended March 29, 2008 compared to the Three Months ended March 31, 2007
Net Sales
The following table shows our net sales by our two business segments and the markets they serve (in thousands, except percentages):

	Three Months Ended
	March 29,	March 31,
	2008	2007
Microelectronic Segment
Military/Industrial market	$13,391	$10,686

	13,391	10,686

Display Segment
Military/Industrial market	2,931	2,796
Commercial market	4,554	5,019

	7,485	7,815

Total	$20,876	$18,501

Microelectronic Segment
Military/Industrial market	64%	58%

	64%	58%

Display Segment
Military/Industrial market	14%	15%
Commercial market	22%	27%

	36%	42%

Total	100%	100%

Net sales were $20.9 million for the three months ended March 29, 2008, an increase of $2.4 million, or 13%, from $18.5 million for the three months ended March 31, 2007.
Military/industrial sales in the microelectronic segment were $13.4 million for the three months ended March 29, 2008, an increase of $2.7 million, or 25%, from $10.7 million for the three months ended March 31, 2007. The increase is primarily due to the shipment of increased backlog due to orders received in recent quarters. We expect fiscal 2008 military/industrial sales in the microelectronic segment to increase over fiscal 2007.
Military/industrial sales in the display segment were $2.9 million for the three months ended March 29, 2008, an increase of $0.1 million, or 4%, from $2.8 million for the three months ended March 31, 2007. The increase is primarily due to the timing of orders and customer demands. We expect fiscal 2008 military/industrial sales in the display segment to grow slightly over fiscal 2007.
Commercial sales in the display segment were $4.6 million for the three months ended March 29, 2008, a decrease of $0.4 million, or 8%, from $5.0 million for the three months ended March 31, 2007. Sales to a medical customer for whom we supplied displays decreased as a result of the program winding down. We expect fiscal 2008 commercial sales in the display segment to decrease over fiscal 2007.
During the three months ended March 29, 2008, no one customer accounted for more than 10% of total net sales. Within the microelectronic segment, Arrow Electronics, Inc. (“Arrow Electronics”), L-3 Communications Corporation (“L-3 Communications”) and BAE Systems, Inc. (“BAE Systems”) accounted for $1.6 million, $1.6 million and $1.3 million, or 12%, 12% and 10%, respectively, of net sales. Within the display segment, Hewlett Packard International, Pte. Ltd. (“Hewlett Packard”), Motion Computing, Inc. (“Motion Computing”) and Honeywell International, Inc. (“Honeywell”) accounted for $1.2 million, $1.1 million and $0.9 million, or 15%,

15% and 12%, respectively, of net sales.
During the three months ended March 31, 2007, Hewlett Packard accounted for $2.3 million, or 13%, of total net sales. Within the microelectronic segment, L-3 Communications, Arrow Electronics and Twin-Star Electronic Technology Ltd (“Twin-Star”) accounted for $1.3 million, $1.2 million and $1.0 million, or 12%, 11% and 10%, respectively, of net sales. Within the display segment, Hewlett Packard and Honeywell accounted for $2.3 million and $0.8 million, or 30% and 10%, respectively, of net sales.
The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, military sales have historically been strongest during our fiscal fourth quarter.
Gross Profit
The following table illustrates our two segment’s gross margin percentages by the markets they serve:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Microelectronic Segment
Military/Industrial market	42%	43%
Microelectronic Segment Total	42%	43%

Display Segment
Military/Industrial market	38%	43%
Commercial market	18%	14%
Display Segment Total	26%	24%

Company Total	36%	35%
Gross profit was $7.6 million for the three months ended March 29, 2008, an increase of $1.1 million, or 17%, from $6.5 million for the three months ended March 31, 2007. For the three months ended March 29, 2008, gross margin as a percentage of total net sales was 36%, higher than the 35% for the three months ended March 31, 2007.
Gross profit for the microelectronic segment was $5.7 million for the three months ended March 29, 2008, an increase of $1.1 million, or 24%, from $4.6 million for the three months ended March 31, 2007. The increase in gross profit was primarily the result of increased sales offset slightly by a lower margin product mix. Gross margin as a percentage of microelectronic segment net sales was 42% for the three months ended March 29, 2008, compared to 43% for the three months ended March 31, 2007.
Gross profit for the display segment was $1.9 million for the three months ended March 29, 2008, consistent with the $1.9 million for the three months ended March 31, 2007. Gross margin as a percentage of display segment net sales was 26% for the three months ended March 29, 2008, compared to 24% for the three months ended March 31, 2007. Military/industrial gross profit decreased $0.1 million primarily due to decreased production utilization. Commercial gross profit increased $0.1 million. This increase was primarily due to a higher margin product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $4.4 million for the three months ended March 29, 2008, an increase of $0.1 million, or 2%, from $4.3 million for the three months ended March 31, 2007. The increase was the result of a decrease in selling expenses of $0.1 million and an increase in general and administrative expenses of $0.2 million. Selling expenses decreased primarily due to decreased headcount as a result of our reduction in force in September 2007.

General and administrative expenses increased primarily due to higher stock-based compensation expense, higher payroll related to the addition of a general manager in our display segment, and higher bad debt expense which more than offset the $162,000 of external costs incurred in connection with the due diligence performed for a potential acquisition that was abandoned in the second quarter of fiscal 2007.
Selling, general and administrative expenses as a percentage of net sales decreased to 21% for the three months ended March 29, 2008 from 23% for the three months ended March 31, 2007 primarily due to higher sales. We expect selling, general and administrative expenses to average 20% to 22% in the future.
Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $1.3 million for the three months ended March 29, 2008, with a decrease of $0.1 million, or 7%, from $1.4 million for the three months ended March 31, 2007. We are committed to the research and development of new and existing products. Historically, research and development expenses have averaged 6% to 7% of net sales.
Ongoing product development projects for the microelectronic segment include new packaging designs for various types of memory products including DRAM, DDR II and the latest DDR III memory modules, mobile SDRAM ball grid array modules, flash and microprocessors, along with microprocessor modules and ball grid array packaging products using these semiconductors; development of secure compact flash, solid-state disks (“SSD”) with secure data scrubbing and thermal management in embedded systems; continuing development of anti-tamper technology for microelectronic products; next generation memory and power personal computer products assembled in various multi-chip packages to be used in both commercial and military markets; and qualification of new semiconductor products. Ongoing product development projects for the display segment include glass lamination process technology, high volume glass lamination for tablet PCs, and our new Max-Vu™ II process technology for tablet personal computers, next generation touch screen tablet PCs and display systems development. We are also working to develop our family of standard enhanced displays from our over twenty years of experience in developing rugged and optically enhanced AMLCD systems. These products are being derived from our many custom display engagements. Our design focus methodology when developing products is to first and foremost to satisfy our customer’s requirements, and then concentrate on retaining the original display manufacturer’s mechanical package dimensions. This allows the enhanced display to drop in the same socket as the original factory product.
Interest Income
Interest income consists of interest earned on our cash balances invested primarily in money market accounts. Interest income was $0.5 million for three months ended March 29, 2008, a decrease of $0.2 million, or 29%, from $0.7 million for the three months ended March 31, 2007. The decrease is due to a lower average invested balance and lower interest rates.
Income Taxes
We recorded income tax expense of $0.8 million for the three months ended March 29, 2008, compared to income tax expense of $0.5 million for the three months ended March 31, 2007. The $0.3 million increase is primarily a result of higher earnings and a higher effective tax rate. The Company’s effective tax rate was 33% for the three months ended March 29, 2008 and 31% for the three months ended March 31, 2007. The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to the incremental impact of state income taxes offset by reductions for the manufacturers’ deduction and research and experimentation tax credits currently available for federal and state income tax purposes.
The increase in the effective rate for the second quarter of fiscal 2008 when compared to the second quarter of 2007 is primarily due to changes in the tax law related to the research and development credit. The federal research and development credit expired December 31, 2007 and has not been reinstated. Accordingly, in our fiscal 2008 provision only one quarter of our expected annual credit has been included. The increase was partially offset by the increase in the manufacturer’s deduction.

Discontinued Operations
As a result of our decision to dispose of the IED and commercial microelectronics product lines, we have accounted for these operations as discontinued operations. All prior periods have been reclassified to conform to the current period presentation.
Income (loss) from discontinued operations consists of direct revenues and direct expenses of commercial microelectronics and IED product lines. The commercial microelectronics has historically been reported in the microelectronic segment, while IED has been included in the display segment. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results included in discontinued operations in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Commercial Microelectronics:
Net sales	$3,305	$6,098
Cost of sales	2,800	4,753

Gross profit	505	1,345
Total operating expenses	586	1,249

Income (loss) from operations before income taxes	(81)	96
Provision for income taxes	(21)	(21)

Income (loss) from discontinued operations	(102)	75
Loss on sale of discontinued operations, net of tax	(932)	—

Net income (loss)	$(1,034)	$75

IED:
Net sales	$2,116	$2,634
Cost of sales	2,327	2,030

Gross profit (loss)	(211)	604
Total operating expenses	446	502

Income (loss) from operations before income taxes	(657)	102
Provision for income taxes	(132)	(22)

Income (loss) from discontinued operations	(789)	80
Loss on sale of discontinued operations, net of tax	(1,301)	—

Net income (loss)	$(2,090)	$80

Total income (loss) from discontinued operations, net of tax	$(3,124)	$155

The total loss from discontinued operations, net of tax, for the three months ended March 29, 2008 was $3.1 million compared to income of $0.2 million for the three months ended March 31, 2007. Of the fiscal 2008 loss, $2.2 million, net of tax, was due to our estimates of the loss to be incurred on the sale of these operations and the resulting charge for the impairment of the customer relationships and existing technology intangible assets, as well as the write-down of inventory to lower of cost or market.
The commercial microelectronics product line’s loss from discontinued operations of $0.1 million was primarily due to the decrease in net sales and gross profit, partially offset by a decrease in operating expenses. Sales were impacted by the decreased demand for a customer’s hotel entertainment systems due to the acquisition of this customer by a competitor as well as from a supplier of high-end servers impacted by the downturn in the general economy. Operating expenses decreased primarily due to reduced headcount as a result of a reduction in force in September 2007 as well as reduced commissions.
The IED product line’s loss from discontinued operations of $0.8 million was primarily due to a decrease in sales and gross profit. The softening of the economy continued to decrease demand from our appliance customers and sales to one of our medical customers has slowed as their new owner has changed its focus. Gross profit was negatively affected by unfavorable production efficiencies as well as lower absorbed overhead due to the lower sales volume.

Six Months ended March 29, 2008 compared to Six Months ended March 31, 2007
Net Sales
The following table shows our net sales by our two business segments and the markets they serve (in thousands, except percentages):

	Six Months Ended
	March 29,	March 31,
	2008	2007
Microelectronic Segment
Military/Industrial Market	$24,231	$20,218

	24,231	20,218

Display Segment
Military/Industrial Market	5,058	5,214
Commercial Market	9,250	9,234

	14,308	14,448

Total	$38,539	$34,666

Microelectronic Segment
Military/Industrial Market	63%	58%

	63%	58%

Display Segment
Military/Industrial Market	13%	15%
Commercial Market	24%	27%

	37%	42%

Total	100%	100%

Net sales were $38.5 million for the six months ended March 29, 2008, an increase of $3.8 million, or 11%, from $34.7 million for the six months ended March 31, 2007.
Military/industrial sales in the microelectronic segment were $24.2 million for the six months ended March 29, 2008, an increase of $4.0 million, or 20%, from $20.2 million for the six months ended March 31, 2007. The increase in sales is primarily due to the shipment of increased backlog due to orders received in recent quarters. We expect fiscal 2008 sales to increase over fiscal 2007.
Military/industrial sales in the display segment were $5.1 million for the six months ended March 29, 2008, a decrease of $0.1 million, or 2%, from $5.2 million for the six months ended March 31, 2007. The decrease was primarily due to the timing of orders and customer demands. We expect fiscal 2008 military/industrial sales in the display segment to grow slightly over fiscal 2007.
Commercial sales in the display segment were $9.3 million for the six months ended March 29, 2008, an increase of $0.1 million, or 1%, from $9.2 million for the six months ended March 31, 2007. We expect fiscal 2008 sales to decrease over fiscal 2007.
During the six months ended March 29, 2008, Arrow Electronics accounted for $4.2 million, or 11%, of our total net sales. Within the microelectronic segment, Arrow Electronics accounted for $3.9 million, or 16%, of net sales. Within the display segment, Motion Computing and Hewlett Packard accounted for $2.9 million and $2.0 million, or 20% and 14%, respectively, of net sales.

During the six months ended March 31, 2007, no one customer accounted for more than 10% of our total net sales. Within the microelectronic segment, Arrow Electronics and Twin-Star accounted for $2.3 million each, or 11% each, of net sales. Within the display segment, Hewlett Packard and Motion Computing accounted for $3.0 million and $2.0 million, or 21% and 14%, respectively, of net sales.
The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, military sales have historically been strongest during our fiscal fourth quarter.
Gross Profit
The following table illustrates our two segments’ gross margin percentages by the markets they serve:

	Six Months Ended
	March 29,	March 31,
	2008	2007
Microelectronic Segment
Military/Industrial Market	41%	44%

Microelectronic Segment Total	41%	44%

Display Segment
Military/Industrial Market	35%	39%
Commercial Market	15%	14%

Display Segment Total	22%	23%

Company Total	34%	35%
Gross profit was $13.1 million for the six months ended March 29, 2008, an increase of $1.0 million, or 8%, from $12.1 million for the six months ended March 31, 2007. For the six months ended March 29, 2008, gross margin as a percentage of net sales was 34%, slightly lower than the 35% for the six months ended March 31, 2007.
Gross profit for the microelectronic segment was $9.9 million for the six months ended March 29, 2008, an increase of $1.1 million, or 13%, from $8.8 million for the six months ended March 31, 2007. The increase in microelectronic segment gross profit was the result of higher sales volume partially offset by a lower margin product mix. Gross margin as a percentage of microelectronic net sales was 41% for the six months ended March 29, 2008 and 44% for the six months ended March 31, 2007. The decrease was the result of lower yields on new products introduced and a lower margin product mix.
Gross profit for the display segment was $3.2 million for the six months ended March 29, 2008, a decrease of $0.1 million, or 3%, from $3.3 million for the six months ended March 31, 2007. This decrease in gross profit was the result of a decrease in the military/industrial products of $0.2 million offset by an increase in the commercial products of $0.1 million. Gross margin as a percentage of display segment net sales was 22% for the six months ended March 29, 2008 and 23% the six months ended March 31, 2007. The decrease in gross profit for the military/industrial market is the result of lower sales volume and reduced efficiencies as production slowed at our Ft. Wayne facility. The increase in gross profit for the commercial market is the result of a higher margin product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense, selling expenses (including commissions), information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $8.6 million for the six months ended March 29, 2008, an increase of $0.2 million, or 2%, from $8.4 million for the six months ended March 31, 2007. The increase in selling expenses of $0.2 million was primarily due to higher commissions as a result of increased sales and an increase in advertising and promotion expenses.

Selling, general and administrative expenses as a percentage of net sales were 22% for the six months ended March 29, 2008 and 24% for the six months ended March 31, 2007. The decrease in the percentage is primarily the result of increased sales. Due to the continued compliance requirements related to the Sarbanes-Oxley Act, the expense related to the adoption of SFAS 123(R) and our expanded sales force, we expect selling, general and administrative expenses to average 20% to 22% in the future.
Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $2.7 million for the six months ended March 29, 2008, an increase of $0.2 million, or 8%, from $2.5 million for the six months ended March 31, 2007. The increase was primarily attributable to additional headcount to support our display segment initiatives. We are committed to the research and development of new and existing products. Historically, research and development expenses have averaged 6% to 7% of net sales.
Ongoing product development projects for the microelectronic segment include new packaging designs for various types of memory products including DRAM, DDR II and the latest DDR III memory modules, mobile SDRAM ball grid array modules, flash and microprocessors, along with microprocessor modules and ball grid array packaging products using these semiconductors; development of secure compact flash, solid-state disks (“SSD”) with secure data scrubbing and thermal management in embedded systems; continuing development of anti-tamper technology for microelectronic products; next generation memory and power personal computer products assembled in various multi-chip packages to be used in both commercial and military markets; and qualification of new semiconductor products. Ongoing product development projects for the display segment include glass lamination process technology, high volume glass lamination for tablet PCs, and our new Max-Vu™ II process technology for tablet personal computers, next generation touch screen tablet PCs and display systems development. We are also working to develop our family of standard enhanced displays from our over twenty years of experience in developing rugged and optically enhanced AMLCD systems. These products are being derived from our many custom display engagements. Our design focus methodology when developing products is to first and foremost to satisfy our customer’s requirements, and then concentrate on retaining the original display manufacturer’s mechanical package dimensions. This allows the enhanced display to drop in the same socket as the original factory product.
Interest Income
Interest income consists of interest earned on our cash balances invested primarily in money market accounts. Interest income was $1.0 million for the six months ended March 29, 2008, a decrease of $0.3 million, or 23%, from $1.3 million for the six months ended March 31, 2007. This decrease is attributable to the decrease in invested balances between periods, primarily as a result of the reinvestment of cash flows from operations, and lower interest rates.
Income Taxes
We recorded income tax expense of $0.8 million for the six months ended March 29, 2008 compared to income tax expense of $0.7 million for the six months ended March 31, 2007. The Company’s effective tax rate was approximately 29% for the six months ended March 29, 2008 and 28% for the six months ended March 31, 2007. The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to incremental impact of state income taxes offset by reductions for foreign sales exclusions, the manufacturer’s deduction and research and experimentation tax credits currently available for federal income tax purposes.
The increase in the effective rate for the first six months of fiscal 2008 when compared to the first six months of fiscal 2007 is primarily due to changes in the tax law related to the research and development credit. Due to the provisions of SFAS No. 109, we recorded a benefit in the first quarter of fiscal 2007 of $150,000 for the reinstatement of the research and development credit back to January 1, 2006. The research and development credit expired December 31, 2005. Congress passed a bill in December 2006 reinstating the credit back to January 1, 2006. Additionally, the federal research and development credit again expired December 31, 2007 and has not been reinstated. Accordingly, in our fiscal 2008 provision only one quarter of our expected annual credit has been included. The increase was partially offset by the increase in the manufacturer’s deduction. We expect our effective tax rate to be approximately 32% for fiscal 2008.
Discontinued Operations
As a result of our decision to dispose of the IED and commercial microelectronics product lines, we have accounted for these operations as discontinued operations. All prior periods have been reclassified to conform to the current period presentation.
Income (loss) from discontinued operations consists of direct revenues and direct expenses of commercial microelectronics and IED product lines. The commercial microelectronics has historically been reported in the microelectronic segment, while IED has been included in the display segment. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results included in discontinued operations in the accompanying condensed consolidated statements of operations is as follows:

	Six Months Ended
	March 29,	March 31,
	2008	2007
Commercial Microelectronics:
Net sales	$6,456	$9,681
Cost of sales	5,496	7,907

Gross profit	960	1,774
Total operating expenses	1,124	2,364

Loss from operations before income taxes	(164)	(590)
(Provision for) benefit from income taxes	(11)	251

Loss from discontinued operations	(175)	(339)
Loss on sale of discontinued operations, net of tax	(932)	—

Net loss	$(1,107)	$(339)

IED:
Net sales	$4,620	$4,906
Cost of sales	4,434	4,019

Gross profit	186	887
Total operating expenses	956	1,018

Loss from operations before income taxes	(770)	(131)
(Provision for) benefit from income taxes	(119)	70

Loss from discontinued operations	(889)	(61)
Loss on sale of discontinued operations, net of tax	(1,301)	—

Net loss	$(2,190)	$(61)

Total loss from discontinued operations, net of tax	$(3,297)	$(400)

The total loss from discontinued operations, net of tax, for the six months ended March 29, 2008 was $3.3 million compared to income of $0.4 million for the six months ended March 31, 2007. Of the fiscal 2008 loss, $2.2 million, net of tax, was due to our estimates of the loss to be incurred on the sale of these operations and the resulting charge for the impairment of the customer relationships and existing technology intangible assets, as well as the write-down of inventory to lower of cost or market.
The commercial microelectronics product line’s loss from discontinued operations of $0.2 million was primarily due to the decrease in net sales and gross profit, partially offset by a decrease in operating expenses. Sales were impacted by the decreased demand for a customer’s hotel entertainment systems due to the acquisition of this customer by a competitor as well as from a supplier of high-end servers impacted by the downturn in the general economy. Operating expenses decreased primarily due to reduced headcount as a result of a reduction in force in September 2007 as well as reduced commissions.
The IED product line’s loss from discontinued operations of $0.9 million was primarily due to a decrease in sales and gross profit. The softening of the economy continued to decrease demand from our appliance customers and sales to one of our medical customers has slowed as their new owner has changed its focus. Gross profit was negatively affected by unfavorable production efficiencies as well as lower absorbed overhead due to the lower sales volume.
Liquidity and Capital Resources
Cash and cash equivalents as of March 29, 2008 totaled $45.8 million. During the six months ended March 29, 2008, $1.9 million was provided by operating activities compared to cash used in operating activities of $0.2 million in the prior year period. The large decrease in inventory, which more than offset an increase in net deferred tax assets and prepaid expenses and other current assets, as well as a decrease in accounts payable, primarily caused the change in cash provided by operating activities. Depreciation and amortization totaled $1.5 million for the current year compared to $1.5 million for the prior year period. We expect depreciation and amortization to remain consistent over the next few quarters.
Purchases of property, plant and equipment during the six months ended March 29, 2008 totaled $2.0 million, with $0.3 million remaining in accounts payable at quarter-end. The microelectronic segment accounted for $1.9 million of the purchases, while the display segment accounted for $0.1 million.
Accounts receivable increased $0.3 million from the fiscal year ended September 29, 2007. Days sales outstanding at March 29, 2008 were 56 days, lower than the 63 days at September 29, 2007. Our days sales outstanding typically approximates 62 days.
Inventories decreased $1.5 million from the end of fiscal 2007. Inventory of $21.4 million as of March 29, 2008 represented 147 days of inventory on hand, less than the 176 days on hand at September 29, 2007. The levels of inventory fluctuate based on changes in expected production requirements, the fulfillment of orders and availability of raw materials. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to buy larger amounts of inventory and to hold it for longer periods of time. This trend may increase our days of inventory on hand. We expect balances to remain higher than traditional levels for the next few quarters and to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our cash balances and operating cash flows.
Prepaid expenses and other current assets increased $1.6 million from the end of fiscal 2007. This increase was primarily due to prepayment of income taxes, insurance and maintenance contracts.
Accounts payable decreased $1.2 million from the end of fiscal 2007, primarily due to the timing of cash disbursements.
Deferred revenue at March 29, 2008 was $6.1 million, an increase of $1.4 million, from $4.7 million at the end of fiscal 2007, primarily due to the purchase of inventory for a customer.
Accrued salaries and benefits were $0.1 million lower at March 29, 2008 compared to the end of fiscal 2007. Other accrued expenses were $1.0 million lower at March 29, 2008 compared to the end of fiscal 2007, primarily due to lower income taxes payable.
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
On February 3, 2007, the Board of Directors authorized the repurchase of up to an additional 5%, or 1,175,642 shares, of the Company’s outstanding common stock. The repurchase program was implemented through a Rule 10b5-1 Stock Purchase Plan. Purchases could be made at prices equal to or less than $5.50 per share beginning July 3, 2007 and the Plan terminated at the earlier of the repurchase of all shares or July 3, 2008. During the quarter ended December 29, 2007, we repurchased 622,780 shares for a total cost of $3.2 million, inclusive of commissions and fees. As of December 28, 2007, we had repurchased all 1,175,642 shares authorized under the second program for a total cost of $6.1 million, inclusive of commissions and fees. All repurchases were funded from our cash balances and operating cash flows.
On April 8, 2008, the Company announced its third repurchase program to acquire up to an additional 10%, or approximately 2.2 million shares, of the Company’s outstanding common stock. The timing and amount of any repurchases under this program will depend on market conditions and corporate and regulatory considerations. The duration of the program is twenty-four months and will be funded from available working capital.

On April 3, 2007, the Company entered into a $30.0 million revolving line of credit agreement with JPMorgan Chase Bank, N.A. Borrowings under the revolving line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” A commitment fee of 0.125% is charged on the unused portion of the line. The line expires on March 31, 2009. We are in compliance with all debt covenant requirements contained in our revolving line of credit agreement. As of March 29, 2008, there were no borrowings against the revolving line of credit, and we have not borrowed against any credit facility since April 2003.
We believe that our existing sources of liquidity, including expected cash flows from operating activities, existing cash balances, and existing credit facilities will satisfy our expected cash requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
Contractual Obligations
We have entered into certain long-term contractual obligations that will require various payments over future periods as follows (in thousands):

	Payments Due by Period as of March 29, 2008
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$7,849	$1,537	$2,274	$1,816	$2,222
Pension funding (1)	—	—	—	—	—

Total Contractual Obligations	$7,849	$1,537	$2,274	$1,816	$2,222

(1)	We are committed to meeting the annual minimum funding requirements relating to our pension plan, which covers 29 active employees at our Fort Wayne facility. We contributed $0.1 million to the pension plan in the first six months of fiscal 2008. We do not expect minimum funding requirements to be material. We may also make contributions to the pension plan in excess of the minimum funding requirements during any year. We do not anticipate making any additional contributions to the pension plan in fiscal 2008.
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
We may, in the future, be subject to interest rate risk as a result of our revolving line of credit. In this regard, we may be specifically subject to changes in the “prime rate” based on Federal Reserve actions and fluctuations in the LIBOR. As of March 29, 2008, we had no borrowings on our revolving line of credit with JPMorgan Chase Bank, N.A. In the event we borrow against our revolving line of credit, the interest charged on these borrowings would be at the lower of the bank’s “prime rate” or the LIBOR plus 1.5%. During the three months ended March 29, 2008, the bank’s “prime rate” averaged 6.26% and was 5.25% as of March 29, 2008. From September 29, 2007 to March 29, 2008, the banks “prime rate” decreased 2.5%. As of March 29, 2008, the LIBOR was 2.51%. In the event we begin borrowing against our revolving line of credit, quarterly interest expense (at 4.01%) would be $10,025 for every $1.0 million borrowed. A hypothetical interest rate increase of 1% would increase interest expense by $2,500 per $1.0 million borrowed on a quarterly basis. We believe that moderate interest rate increases would not have a material adverse impact on our consolidated results of operations or financial position.
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
We have evaluated, under the supervision and with the participation of management, including our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our management, including our CEO and CFO, concluded that as of March 29, 2008 our disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management, including our CEO and CFO, has also concluded that our disclosure controls are designed to ensure such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Furthermore, our disclosure controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.
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
We also regularly evaluate intangible assets for impairment. In the second quarter of fiscal 2008, we recorded an impairment of our intangible assets related to customer relationships and existing technology recorded in 2003 as part of the Phoenix and Columbus-based IDS reporting units. This was in connection with our decision to discontinue these two product lines. See Note 10 of the Notes to the Consolidated Financial Statements for additional information.
We have a concentrated customer base and, as a result, our net sales could decline significantly if we lose a major customer.
A large portion of our net sales has been derived from sales to a small number of our customers. Our five largest customers accounted for 34% of our net sales during the first half of fiscal 2008 and 25% of our net sales in fiscal

2007. Our customers are not subject to any minimum purchase requirements and can discontinue the purchase of our products at any time. In the event one or more of our major customers reduces, delays or cancels orders with us, and we are not able to sell our services and products to new customers at comparable levels, our net sales could decline significantly. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our results of operations.

ITEM 6. EXHIBITS
Exhibits

3.1	Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed on December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation dated December 5, 2007 (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed December 7, 2007).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION
/s/ Hamid R. Shokrgozar
Hamid R. Shokrgozar
President and Chief Executive Officer

Date: May 8, 2008

/s/ Roger A. Derse
Roger A. Derse
Vice President and Chief Financial Officer

Date: May 8, 2008

INDEX TO EXHIBIT
Exhibits

3.1	Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed on December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation dated December 5, 2007 (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed December 7, 2007).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Rule 10b5-1 Stock Purchase Plan.

*	Filed herewith.

**	Furnished herewith.