Form 10-Q
period 2008-06-28
WHITE ELECTRONIC DESIGNS CORP
filed 2008-08-07
CIK 13606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 28, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock on August 4, 2008 was approximately 22,435,280.

WHITE ELECTRONIC DESIGNS CORPORATION
AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 28,	September 29,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$49,816	$48,652
Accounts receivable, less allowance for doubtful accounts of $218 and $223	12,136	13,200
Inventories	20,896	22,919
Prepaid expenses and other current assets	3,116	723
Deferred income taxes	4,026	2,767
Assets held for sale	9,141	13,835

Total Current Assets	99,131	102,096

Property, plant and equipment, net	10,936	10,685
Deferred income taxes	1,602	2,104
Goodwill	1,764	5,306
Other assets	117	118
Assets held for sale	987	4,470

Total Assets	$114,537	$124,779

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,527	$4,385
Accrued salaries and benefits	1,570	1,155
Other accrued expenses	1,833	2,447
Deferred revenue	5,141	4,736
Liabilities related to assets held for sale	1,612	3,142

Total Current Liabilities	12,683	15,865

Accrued pension liability	210	271
Other liabilities	1,031	1,222
Liabilities related to assets held for sale	34	1,049

Total Liabilities	13,958	18,407

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 24,899,651 and 24,841,586 shares issued	2,490	2,484
Treasury stock, 2,464,371 and 1,828,412 shares, at par	(246)	(183)
Additional paid-in capital	81,372	83,787
Retained earnings	16,871	20,228
Accumulated other comprehensive income	92	56

Total Shareholders’ Equity	100,579	106,372

Total Liabilities and Shareholders’ Equity	$114,537	$124,779

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales	$19,648	$21,464	$58,187	$56,130
Cost of sales	12,399	13,963	37,871	36,536

Gross profit	7,249	7,501	20,316	19,594

Operating expenses:
Selling, general and administrative	4,496	4,248	13,113	12,651
Research and development	1,530	1,154	4,239	3,669
Goodwill impairment	3,542	—	3,542	—

Total operating expenses	9,568	5,402	20,894	16,320

Operating income (loss)	(2,319)	2,099	(578)	3,274
Interest income	242	590	1,267	1,892

Income (loss) from continuing operations before income taxes	(2,077)	2,689	689	5,166

(Provision for) benefit from income taxes	610	(918)	(187)	(1,623)

Income (loss) from continuing operations	(1,467)	1,771	502	3,543

Discontinued operations (Note 11):
Income (loss) from discontinued operations, net of tax	224	(385)	(840)	(784)
Loss on sale of discontinued operations, net of tax	(786)	—	(3,019)	—

Loss from discontinued operations	(562)	(385)	(3,859)	(784)

Net income (loss)	$(2,029)	$1,386	$(3,357)	$2,759

Income (loss) from continuing operations per common share:
Basic	$(0.07)	$0.08	$0.02	$0.15

Diluted	$(0.07)	$0.07	$0.02	$0.15

Loss from discontinued operations per common share:
Basic	$(0.03)	$(0.02)	$(0.17)	$(0.03)

Diluted	$(0.03)	$(0.02)	$(0.17)	$(0.03)

Net income (loss) per common share:
Basic	$(0.09)	$0.06	$(0.15)	$0.12

Diluted	$(0.09)	$0.06	$(0.15)	$0.11

Weighted average number of common shares and equivalents:
Basic	22,440,431	23,554,531	22,525,069	23,630,584
Diluted	22,440,431	23,970,142	22,866,801	24,112,875
The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	June 28,	June 30,
	2008	2007
OPERATING ACTIVITIES:
Income from continuing operations	$502	$3,543
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	2,300	2,177
Goodwill impairment	3,542	—
Deferred income tax	(757)	(693)
Loss on disposition of property, plant, and equipment	5	—
Stock-based compensation expense related to employee stock awards	578	300
Tax benefit related to exercise of stock awards	58	209
Excess tax benefits from stock-based compensation	(2)	(56)
Pension costs	(25)	—
Net changes in balance sheet accounts:
Accounts receivable	1,064	(2,466)
Inventories	2,023	(6,809)
Assets held for sale	—	390
Prepaid expenses and other current assets	(2,393)	(758)
Other assets	1	(1)
Accounts payable	(2,000)	3,258
Accrued expenses and deferred revenue	206	3,033
Other long-term liabilities	(191)	65

Net cash provided by operating activities	4,911	2,192

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,414)	(1,379)

Net cash used in investing activities	(2,414)	(1,379)

FINANCING ACTIVITIES:
Common stock issued for exercise of options and warrants	113	448
Repurchase of common stock	(3,221)	(5,143)
Excess tax benefits from stock-based compensation	2	56

Net cash used in financing activities	(3,106)	(4,639)

Net change in cash and cash equivalents from continuing operations	(609)	(3,826)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	1,808	(2,717)
Net cash used in investing activities	(35)	(357)

Net change in cash and cash equivalents from discontinued operations	1,773	(3,074)

Net change in cash and cash equivalents	1,164	(6,900)
Cash and cash equivalents at beginning of period	48,652	55,829

Cash and cash equivalents at end of period	$49,816	$48,929

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Acquisition of property, plant and equipment in accounts payable	$142	$69
The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATION FINANCIAL STATEMENTS
1. INTERIM FINANCIAL INFORMATION
The consolidated balance sheet as of June 28, 2008, the consolidated statements of operations for the three and nine months ended June 28, 2008 and June 30, 2007, and the consolidated statements of cash flows for the nine months ended June 28, 2008 and June 30, 2007 have been prepared by the Company and are unaudited. The consolidated balance sheet as of September 29, 2007 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 29, 2007. The Company’s fiscal year end is the Saturday nearest to September 30th.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007. The results of operations for the three and nine months ended June 28, 2008 are not necessarily indicative of the operating results for the full year.
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
In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATION FINANCIAL STATEMENTS

	Three Months Ended
	June 28, 2008			June 30, 2007
	Loss from	Loss from		Income from	Loss from
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net Loss	Operations	Operations	Net Income
Basic EPS
Income (loss) — (numerator)	$(1,467,000)	$(562,000)	$(2,029,000)	$1,771,000	$(385,000)	$1,386,000

Weighted average common shares outstanding — (denominator)	22,440,431	22,440,431	22,440,431	23,554,531	23,554,531	23,554,531

Earnings (loss) per share — Basic	$(0.07)	$(0.03)	$(0.09)	$0.08	$(0.02)	$0.06

Diluted EPS
Income (loss) — (numerator)	$(1,467,000)	$(562,000)	$(2,029,000)	$1,771,000	$(385,000)	$1,386,000

Weighted average common shares outstanding	22,440,431	22,440,431	22,440,431	23,554,531	23,554,531	23,554,531
Dilutive effect of stock options and restricted stock	—	—	—	415,611	—	415,611

Total diluted shares — (denominator)	22,440,431	22,440,431	22,440,431	23,970,142	23,554,531	23,970,142

Earnings (loss) per share — Diluted	$(0.07)	$(0.03)	$(0.09)	$0.07	$(0.02)	$0.06
Shares excluded from the calculation of diluted earnings per share (where applicable) were 1,046,648 and 797,757 for the three months ended June 28, 2008 and June 30, 2007, respectively, as the exercise price was greater than the average share price for the period. The effect of common stock equivalents is not included in the diluted loss per share calculations as their inclusion would be anti-dilutive. Shares of 315,767 and 415,611 for the three months ended June 28, 2008 and June 30, 2007, respectively, would have been included in the diluted earnings per share calculation had the Company reported net income.

	Nine Months Ended
	June 28, 2008			June 30, 2007
	Income from	Loss from		Income from	Loss from
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net Loss	Operations	Operations	Net Income
Basic EPS
Income (loss) — (numerator)	$502,000	$(3,859,000)	$(3,357,000)	$3,543,000	$(784,000)	$2,759,000

Weighted average common shares outstanding — (denominator)	22,525,069	22,525,069	22,525,069	23,630,584	23,630,584	23,630,584

Earnings (loss) per share — Basic	$0.02	$(0.17)	$(0.15)	$0.15	$(0.03)	$0.12

Diluted EPS
Income (loss) — (numerator)	$502,000	$(3,859,000)	$(3,357,000)	$3,543,000	$(784,000)	$2,759,000

Weighted average common shares outstanding	22,525,069	22,525,069	22,525,069	23,630,584	23,630,584	23,630,584
Dilutive effect of stock options and restricted stock	341,732	—	—	482,291	—	482,291

Total diluted shares — (denominator)	22,866,801	22,525,069	22,525,069	24,112,875	23,630,584	24,112,875

Earnings (loss) per share — Diluted	$0.02	$(0.17)	$(0.15)	$0.15	$(0.03)	$0.11
Shares excluded from the calculation of diluted earnings per share (where applicable) were 961,648 and 799,757 for the nine months ended June 28, 2008 and June 30, 2007, respectively, as the exercise price was greater than the average share price for the period. The effect of common stock equivalents is not included in the diluted loss per share calculations as their inclusion would be anti-dilutive. Shares of 341,732 and 482,291 for the nine months ended June 28, 2008 and June 30, 2007, respectively, would have been included in the diluted earnings per share calculation had the Company reported net income.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. STOCK-BASED COMPENSATION
For the three and nine months ended June 28, 2008, the Company recorded compensation expense of $180,000 and $578,000, respectively, and cash flows from financing activities of $0 and $2,000, respectively, which reduced cash flows from operating activities by the same amounts. For the three and nine months ended June 30, 2007, the Company recorded compensation expense of $88,000 and $300,000, respectively, and cash flows from financing activities of $45,000 and $56,000, respectively, which reduced cash flows from operating activities by the same amounts. The compensation cost for share-based payment awards is included in selling, general and administrative expenses on our consolidated statements of operations.
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
A summary of the Company’s stock option activity for the three months ended June 28, 2008 follows (in thousands, except per share amounts):

		Options Outstanding
			Weighted Average
	Options Available	Options	Exercise Price
	for Grant	Outstanding	Per Share
As of March 29, 2008	632	2,192	$4.83
Granted	—	—	—
Exercised	—	(2)	3.83
Expired	2	(2)	5.22
Forfeited	59	(59)	4.94

As of June 28, 2008	693	2,129	$4.83

Weighted average fair value of all options granted during the period — $0 (no grants)
A summary of the Company’s stock option activity for the nine months ended June 28, 2008 follows (in thousands, except per share amounts):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Options Outstanding
			Weighted Average
	Options Available	Options	Exercise Price
	for Grant	Outstanding	Per Share
As of September 29, 2007	868	2,198	$4.86
Granted	(55)	55	4.64
Other Grants (1)	(210)	—	—
Exercised	—	(34)	3.40
Expired	27	(27)	8.21
Forfeited	63	(63)	4.95

As of June 28, 2008	693	2,129	$4.83

Weighted average fair value of all options granted during the period — $2.49

(1)	Certain shares were granted from the 1994 Employee Stock Option Plan as Restricted Stock and Performance Shares during the period. These grants serve to decrease the number of shares available for grant, but are not presented as Stock Option activity. Of these grants, 75,000 shares were granted as Restricted Stock and 135,000 shares were granted as Performance Shares. Refer to the sections “Restricted Stock” and “Performance Shares” for more information.
The total pretax intrinsic value of options exercised during the three and nine months ended June 28, 2008 was $1,000 and $48,000, respectively.
The following table summarizes significant ranges of outstanding and exercisable options as of June 28, 2008 (in thousands, except years and per share amounts):

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-	Weighted-
		Average	Average			Average	Average
		Remaining	Exercise	Aggregate		Remaining	Exercise	Aggregate
Range of	Number	Contractual	Price per	Intrinsic	Number	Contractual	Price per	Intrinsic
Exercise Prices	Outstanding	Life (in Years)	Share	Value	Exercisable	Life (in Years)	Share	Value
0.0000 - 1.6000	249	0.44	$1.13		249		$1.13
1.6001 - 3.2000	340	1.33	2.70		340		2.70
3.2001 - 4.8000	579	3.74	4.00		506		3.90
4.8001 - 6.4000	278	5.61	5.59		245		5.67
6.4001 - 8.0000	515	4.93	6.98		515		6.98
8.0001 - 9.6000	85	4.83	8.66		85		8.66
9.6001 - 11.2000	81	2.23	10.59		81		10.59
11.2001 - 12.8000	2	5.17	12.19		2		12.19

	2,129	3.49	$4.83	$1,935	2,023	3.23	$4.83	$1,935

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.66 on June 27, 2008, the last day of trading in the fiscal quarter, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date. The total number of in-the-money options exercisable as of June 28, 2008 was 1,057,553. As of September 29, 2007, 2,028,151 outstanding options were exercisable and the weighted average exercise price was $4.85.
As of June 28, 2008, total compensation cost related to unvested stock options not yet recognized was $0.2 million pre-tax, which is expected to be recognized over the next four years.
We recognize compensation expense using the straight-line method for stock option awards that vest ratably over the vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATION FINANCIAL STATEMENTS
The fair value of each option granted during the period was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	June 28,	June 30,
	2008	2007
Weighted average expected stock price volatility	40%	52%
Weighted average expected option life (years)	7.25	5.27
Risk-free interest rate	3.74%	4.97%
Expected dividends	—	—
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
Restricted Stock
Effective March 24, 2006, the White Electronic Designs Corporation 2006 Director Restricted Stock Plan was approved by the shareholders. Under this plan, non-employee directors receive an annual grant of 7,500 shares at the Annual Meeting of Shareholders that vest ratably over a three year period. The Company values these shares at fair value. The 37,500 shares granted on March 6, 2008 were valued at $4.00 per share, the closing price of the stock on the date of grant. The 37,500 shares granted on March 7, 2007 were valued at $6.76 per share, the closing price of the stock on that date.
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
The Board of Directors granted and approved 50,000 RSUs for Mr. Shokrgozar and 25,000 RSUs for Mr. Derse. The RSUs will vest over a two-year period, with 50% of each RSU award vesting on the first-year anniversary of the date of grant and the remaining 50% of each RSU award vesting upon the second-year anniversary of the date of grant. The Company values these shares at fair value. The 75,000 shares granted on December 12, 2007 were valued at $4.64, the closing price of the stock on the date of grant.
The following table summarizes restricted stock unit activity for the three months ended June 28, 2008 (in thousands, except per share amounts):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATION FINANCIAL STATEMENTS

	Number of	Weighted-
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Outstanding on March 29, 2008	150	$4.93
Granted	—	—
Vested / Issued	—	—
Forfeited	—	—

Outstanding on June 28, 2008	150	$4.93

The following table summarizes restricted stock unit activity for the nine months ended June 28, 2008 (in thousands, except per share amounts):

	Number of	Weighted-
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Outstanding on September 29, 2007	63	$6.38
Granted	112	4.43
Vested / Issued	(25)	6.29
Forfeited	—	—

Outstanding on June 28, 2008	150	$4.93

As of June 28, 2008, there was $0.6 million pre-tax of total restricted stock unit compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over the next three years.
Performance Shares
As mentioned above, on December 12, 2007, the Compensation Committee granted and approved certain performance share awards. The performance share awards vest over a two-year period, subject to certain performance criteria of the Company. If the Company achieves an annual EBITDA amount that is 20% greater than the fiscal year 2008 base case set by the Compensation Committee, based on a fiscal year 2008 forecast approved by the Board of Directors (the “Performance Share Target”), then each Executive Officer would vest in an award as follows: (i) Mr. Shokrgozar — 100,000 performance shares, (ii) Mr. Derse — 25,000 performance shares, and (iii) Mr. Tarantine — 10,000 performance shares. If the Company achieves 90% of the Performance Share Target, then 50% of such performance share awards applicable to each Executive Officer would vest. Under this Equity Incentive Program, in the event that no performance shares vest in fiscal 2008, the Executive Officers have the same opportunity to achieve the performance criteria in fiscal 2009; provided, however, if the Company achieves 90% of the Performance Share Target in fiscal 2008 and 50% of such performance share awards were vested, then, the Company must achieve 100% of the Performance Share Target in fiscal 2009 to vest in the remaining 50% of each performance share award to each Executive Officer. Upon a “Change in Control” of the Company (as such term is defined in the 1994 Flexible Stock Plan), each performance share award will automatically and fully vest regardless of the achievement of the Performance Share Target. The Company values these shares at fair value. The 135,000 shares granted on December 12, 2007 were valued at $4.64 per share, the closing price of the stock on the date of grant.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATION FINANCIAL STATEMENTS
The following table summarizes performance share activity for the three months ended June 28, 2008 (in thousands, except per share amounts):

Weighted-
	Number of	Average
	Performance	Grant-Date
	Shares	Fair Value
Outstanding on March 29, 2008	135	$4.64
Granted	—	—
Vested / Issued	—	—
Forfeited	—	—

Outstanding on June 28, 2008	135	$4.64

The following table summarizes performance share activity for the nine months ended June 28, 2008 (in thousands, except per share amounts):

Weighted-
	Number of	Average
	Performance	Grant-Date
	Shares	Fair Value
Outstanding on September 29, 2007	—	$—
Granted	135	4.64
Vested / Issued	—	—
Forfeited	—	—

Outstanding on June 28, 2008	135	$4.64

As of June 28, 2008, there was $0.4 million pre-tax of total compensation expense related to non-vested performance share awards not yet recognized, which is expected to be recognized over the next two years if certain performance criteria of the Company are met.
4. INVENTORIES
Inventories consisted of the following (in thousands):

	June 28,	September 29,
	2008	2007
Raw materials	$13,828	$15,916
Work-in-process	5,381	4,576
Finished goods	1,687	2,427

Total inventories	$20,896	$22,919

Raw materials included $3.5 million at June 28, 2008 and $4.3 million at September 29, 2007 for which the Company had received advance payment from customers. These advance payments are recorded as deferred revenue until the finished goods are delivered.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATION FINANCIAL STATEMENTS
5. PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment consisted of the following (in thousands):

	June 28,	September 29,
	2008	2007
Land	$247	$247
Buildings and improvements	857	857
Machinery and equipment	20,694	17,930
Furniture and fixtures	4,444	4,105
Leasehold improvements	4,359	4,214
Construction in progress	380	1,304

Total, at cost	30,981	28,657
Less accumulated depreciation	(20,045)	(17,972)

Property, plant, and equipment, net	$10,936	$10,685

Depreciation expense was $0.8 million and $0.7 million for the three months ended June 28, 2008 and June 30, 2007, respectively. Depreciation expense was $2.3 million and $2.2 million for the nine months ended June 28, 2008 and June 30, 2007, respectively.
6. GOODWILL
Changes in the carrying amount of goodwill for the nine months ended June 28, 2008 are as follows (in thousands):

	Microelectronic	Display
	Segment	Segment	Total
Balance as of September 29, 2007	$1,764	$3,542	$5,306
Goodwill impairment	—	(3,542)	(3,542)

Balance as of June 28, 2008	$1,764	$—	$1,764

During the third quarter of fiscal 2008, we found indicators of impairment related to our display reporting unit in Oregon (Panelview). Panelview was purchased in January 2001. Based on the current and forecasted competitive market conditions, we lowered earnings and cash flow projections for this unit. The slowing economy has affected the demand from our convertible and tablet PC customers and there is limited visibility as to when a recovery may be anticipated. We performed a test for impairment under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) and it was determined that the goodwill was fully impaired. Accordingly, we wrote down all of the remaining $3.5 million of goodwill related to this reporting unit in the display segment in the third quarter of fiscal 2008. The fair value was estimated using standard valuation techniques.
7. OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following major categories (in thousands):

	June 28,	September 29,
	2008	2007
Sales commissions	577	665
Warranty reserve	164	182
Income taxes	—	749
Other accruals	1,092	851

Total other accrued expenses	$1,833	$2,447

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATION FINANCIAL STATEMENTS
The Company estimates potential warranty obligations for its products based on annual product sales and historical customer product return data. Based on this data, the Company records estimated warranty reserves and expense needed to account for the estimated cost of product returns.
The following table summarizes activity in the warranty reserve (in thousands):

	Nine Months Ended
	June 28,	June 30,
	2008	2007
Warranty reserve, beginning of period	$182	$228
Provision for warranty claims	125	23
Warranty claims charged against the reserve	(143)	(101)

Warranty reserve, end of period	$164	$150

8. CREDIT FACILITY
On April 3, 2007, the Company entered into a $30.0 million revolving line of credit agreement with JPMorgan Chase Bank, N.A. Borrowings under the revolving line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” A commitment fee of 0.125% is charged on the unused portion of the line. The line expires on March 31, 2009. The Company is in compliance with all debt covenant requirements contained in the revolving line of credit agreement. As of June 28, 2008, there were no borrowings against the revolving line of credit, and the Company has not borrowed against any credit facility since April 2003.
9. PENSION PLAN
The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. The following table summarizes the components of net periodic benefit cost recognized (in thousands):

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Service cost	$6	$20	$45	$66
Interest cost	56	50	153	153
Expected return on plan assets	(53)	(51)	(155)	(157)
Amortization of unrecognized prior service cost	18	10	36	30

Total net periodic benefit cost	$27	$29	$79	$92

Contributions to the pension plan were $0.1 million during the nine months ended June 28, 2008. No contributions were made during the nine months ended June 30, 2007. The Company does not anticipate making any additional contributions to the pension plan in fiscal 2008.
10. INCOME TAXES
The Company’s effective tax rate was 29% and 34% for the three months ended June 28, 2008 and June 30, 2007, respectively. The decrease in the effective rate is primarily due to the release of tax reserves due to the passage of the statute of limitations on certain tax years.
The Company’s effective tax rate was 27% and 31% for the nine months ended June 28, 2008 and June 30, 2007, respectively. The decrease in the effective rate is primarily due to the true-up of our reserves in the first quarter of fiscal 2008, the release of tax reserves due to the passage of the statute of limitations on certain tax years and an increase in the manufacturers deduction offset by a decrease in the federal research and development credit. Due to the provisions of SFAS No. 109, we recorded a benefit in the first quarter of fiscal 2007 of $150,000 for the

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
reinstatement of the research and development credit back to January 1, 2006. The research and development credit expired December 31, 2005. Congress passed a bill in December 2006 reinstating the credit back to January 1, 2006. The federal research and development credit again expired December 31, 2007 and has not been reinstated. Accordingly, in our fiscal 2008 provision only one quarter of our expected annual credit has been included.
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
As of September 29, 2007, the Company had unrecognized tax benefits of $506,000, $401,000 of which would favorably impact the Company’s effective tax rate if subsequently recognized. As of June 28, 2008, the Company had unrecognized tax benefits of $401,000, $314,000 of which would favorably impact the Company’s effective tax rate if subsequently recognized. The Company does not anticipate a significant change in the total amount of unrecognized tax benefits during the next twelve months.
The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 29, 2007, the Company had accrued $34,000 of interest related to uncertain tax positions. As of June 28, 2008, the Company has accrued $24,000 of interest related to uncertain tax positions.
The Company and its subsidiaries are subject to the following significant taxing jurisdictions: U.S. federal, Arizona, Indiana, Ohio and Oregon. The statute of limitations for a particular tax year for examination by the Internal Revenue Service is three years, and three to four years for the states of Arizona, Indiana, Ohio and Oregon. Accordingly, there are multiple years open to examination.
11. DISCONTINUED OPERATIONS
On March 28, 2008, the Board of Directors authorized the disposal of the Interface Electronics Division (“IED”) and the commercial microelectronic product lines. The decision resulted from an effort to streamline the Company’s businesses to focus on product lines where the Company has superior technical knowledge, specialized manufacturing capabilities and an on-going commitment to research and development. We believe this course of action will increase shareholder value and allow us to focus on growing our business both organically and through other alternatives, including potential acquisitions. As a result of our decision to dispose of these product lines, we have accounted for them as discontinued operations in the accompanying condensed consolidated financial statements. In connection with this disposal, we recorded and paid out approximately $0.2 million in severance and retention costs in the third quarter of fiscal 2008. Based on market factors and the consideration being discussed in connection with the disposal of the product lines, we recorded a non-cash, pre-tax impairment charge of approximately $3.5 million in the second quarter of fiscal 2008 related to the customer relationship and existing technology intangibles of these reporting units and a write-down of inventory. After further market analysis and in light of declining economic factors, we recorded an additional non-cash, pre-tax charge of $1.1 million related to fixed assets and inventory during the third quarter of fiscal 2008. The total estimated loss on disposal is $3.0 million, net of tax. We ceased depreciation of discontinued operations upon committing to the disposal plan.
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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Commercial Microelectronics:
Net sales	$2,368	$4,029	$8,824	$13,710
Cost of sales	2,392	3,478	7,888	11,385

Gross profit	(24)	551	936	2,325

Total operating expenses	135	1,103	1,259	3,467

Loss from operations before income taxes	(159)	(552)	(323)	(1,142)
Benefit from income taxes	100	234	89	486

Loss from discontinued operations	(59)	(318)	(234)	(656)
Loss on sale of discontinued operations, net of tax	(109)	—	(1,041)	—

Net loss	$(168)	$(318)	$(1,275)	$(656)

IED:
Net sales	$2,052	$2,972	$6,672	$7,878
Cost of sales	1,815	2,533	6,249	6,552

Gross profit	237	439	423	1,326

Total operating expenses	301	555	1,257	1,573

Loss from operations before income taxes	(64)	(116)	(834)	(247)
Benefit from income taxes	347	49	228	119

Income (loss) from discontinued operations	283	(67)	(606)	(128)
Loss on sale of discontinued operations, net of tax	(677)	—	(1,978)	—

Net loss	$(394)	$(67)	$(2,584)	$(128)

Total loss from discontinued operations, net of tax	$(562)	$(385)	$(3,859)	$(784)

A summary of the assets and liabilities related to the discontinued operations of the commercial microelectronics and IED product lines classified as assets held for sale and liabilities related to assets held for sale in the accompanying condensed consolidated balance sheets is as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 28,	September 29,
	2008	2007
Assets held for sale (current):
Accounts receivable, net	$3,477	$4,606
Inventories	4,146	8,294
Deferred income taxes and prepaid expenses	1,518	935

Total	$9,141	$13,835

Assets held for sale (long-term):
Property, plant and equipment, net	$719	$1,993
Deferred income taxes	268	—
Intangible assets, net	—	2,477

Total	$987	$4,470

Liabilities related to assets held for sale (current):
Accounts payable	$1,171	$2,333
Accrued expenses	416	692
Deferred revenue	25	117

Total	$1,612	$3,142

Liabilities related to assets held for sale (long-term):
Deferred income taxes	$34	$1,049

Total	$34	$1,049

12. FINANCIAL DATA BY BUSINESS SEGMENT
The Company has two business segments, each of which requires different design and manufacturing resources and generally serves customers in different markets. During the three and nine months ended June 28, 2008, the microelectronic segment accounted for 70% and 65%, respectively, of total Company net sales, while the display segment accounted for 30% and 35%, respectively, of total Company net sales. During the three and nine months ended June 30, 2007, the microelectronic segment accounted for 59% and 59%, respectively, of total Company net sales, while the display segment accounted for 41% and 41%, respectively, of total Company net sales.
The microelectronic segment manufactures semiconductor multi-chip packaged products primarily for aircraft, space, net-centric operations (NCO), ground, amphibious and marine vetronics and missile & ordinance applications. Few industries have products with the complexity, strict safety standards, and low error tolerance of defense and aerospace. The Company’s solutions provide the reliability, quality and precision for components used within aerospace projects. These higher performing products, also known as high-reliability products, are often referred to as “military” products. Military products are designed to meet more stringent standards and are resistant to adverse conditions, such as extremely high and low temperatures. High-reliability products can also be used in industrial applications where products are exposed to harsh conditions. The Company’s experience and expertise are uniquely suited to address these industries’ microelectronic needs for circuit board density, weight, durability and power savings for a range of precise and ruggedized applications. Products in the microelectronic segment are generally sold to military prime contractors and to both domestic and international original equipment manufacturers (“OEMs”). The microelectronic segment also includes anti-tamper security coating for mission critical semiconductor components in military applications to prevent reverse engineering of secure electronic circuits, delay or obfuscate chip level attacks and mitigate IP theft. These security technologies are cost effective and easy to implement and have little impact on system performance, while protecting Department of Defense’s critical technologies and helping to enable foreign military sales.
The display segment serves a number of markets with products and solutions that are incorporated into global positioning systems, automatic teller machines, point of service (“POS”) order confirmation displays, consumer

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
electronics, medical devices, outdoor displays, military and industrial avionics and various military applications. Our display segment manufactures enhanced viewing liquid crystal displays, interface devices and electromechanical assemblies. Enhanced viewing liquid crystal displays and sunlight readable displays can be used in either ruggedized or commercial applications. Ruggedized displays are manufactured to perform in harsh environmental conditions primarily in military and high-end industrial applications, while commercial display products offer greater viewing performance than off-the-shelf displays, but are not designed for harsh environmental conditions. Interface devices include electromechanical components and instrument packages that consist of ruggedized keyboards, aircraft trim panels, rotating devices, mechanical packages, membrane keypads, silver flexible circuits, graphic overlays, control panels, and keypad/controller assemblies.
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
During the three months ended June 28, 2008, L3 Communications Corporation (“L-3 Communications”) and Arrow Electronics, Inc. (“Arrow Electronics”) accounted for $2.4 million and $2.0 million, or 12% and 10%, respectively, of total net sales. Within the microelectronic segment, L-3 Communications, Arrow Electronics and Raytheon Company accounted for $2.4 million, $1.8 million and $1.4 million, or 17%, 13% and 10%, respectively, of net sales. Within the display segment, Honeywell International, Inc. (“Honeywell”), Hewlett Packard International, Pte. Ltd. (“Hewlett Packard”) and Motion Computing, Inc. (“Motion Computing”) accounted for $0.6 million, $0.6 million and $0.6 million, or 10%, 10% and 10%, respectively, of net sales.
During the nine months ended June 28, 2008, Arrow Electronics accounted for $6.2 million, or 11%, of our total net sales. Within the microelectronic segment, Arrow Electronics and L-3 Communications accounted for $5.7 million and $4.3 million, or 15% and 11%, respectively, of net sales. Within the display segment, Motion Computing, Hewlett Packard and Honeywell accounted for $3.5 million, $2.6 million and $2.0 million, or 17%, 13% and 10%, respectively, of net sales.
During the three months ended June 30, 2007, Hewlett Packard accounted for $2.6 million, or 12%, of total net sales. Within the microelectronic segment, General Dynamics Corporation (“General Dynamics”) and L-3 Communications accounted for $1.4 million and $1.2 million, or 11% and 10%, respectively, of net sales. Within the display segment, Hewlett Packard and Motion Computing accounted for $2.6 million and $1.1 million, or 30% and 12%, respectively, of net sales.
During the nine months ended June 30, 2007, Hewlett Packard accounted for $5.6 million, or 10%, of our total net sales. Within the microelectronic segment, Arrow Electronics accounted for $3.4 million, or 10%, of net sales. Within the display segment, Hewlett Packard and Motion Computing accounted for $5.6 million and $3.1 million, or 24% and 13%, respectively, of net sales.
Foreign sales as a percentage of total net sales for the three months ended June 28, 2008 and June 30, 2007 were 30% and 36%, respectively. For the nine month periods, foreign sales as a percentage of total net sales were 31% and 38%, respectively.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
A summary of net sales by geographic region follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
United States	$13,818	$13,757	$40,043	$34,637
Europe and Middle East	2,439	2,619	7,302	8,099
Asia Pacific	2,525	4,008	8,430	10,633
Other	866	1,080	2,412	2,761

Net sales	$19,648	$21,464	$58,187	$56,130

A summary of results of operations by business segment follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales
Microelectronic	$13,704	$12,625	$37,935	$32,843
Display	5,944	8,839	20,252	23,287

Total net sales	$19,648	$21,464	$58,187	$56,130

Income (loss) from continuing operations, before tax
Microelectronic	$2,416	$2,431	$5,814	$5,086
Display	(4,493)	258	(5,125)	80

Total income (loss) before tax	$(2,077)	$2,689	$689	$5,166

Capital expenditures
Microelectronic	$193	$285	$2,349	$1,325
Display	59	30	207	123

Total capital expenditures	$252	$315	$2,556	$1,448

Depreciation
Microelectronic	$592	$499	$1,678	$1,576
Display	211	193	622	601

Total depreciation	$803	$692	$2,300	$2,177

	As of
	June 28,	September 29,
Identifiable assets	2008	2007
Microelectronic	$43,435	$44,079
Display	15,541	27,059
General corporate	55,561	53,641

Total identifiable assets	$114,537	$124,779

13. RECENT ACCOUNTING PRONOUNCEMENTS
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for the Company’s fiscal year 2009 beginning September 28, 2008. In

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, delaying the effective date of SFAS No. 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 is currently being evaluated by the Company and is not expected to have a material impact on the Company’s financial condition or results of operations; however, additional disclosures may be required regarding the inputs used to develop the measurements and the effect of certain of the measurements on changes in net assets from period to period.
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
In December 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-01, Accounting for Collaborative Arrangements, which prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year 2010 beginning October 4, 2009. The Company is in the process of evaluating the potential financial statement impact of adopting EITF Issue No. 07-01.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, enhancing disclosure requirements for derivative instruments and hedging activities. Affected entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
underlying risk and accounting designation. This standard is intended to improve upon the existing disclosure framework in SFAS No. 133. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. It encourages retrospective application to comparative disclosure for earlier periods presented. The Company does not currently have an application for this statement.
In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which is the Company’s fiscal year 2010 beginning October 4, 2009. The guidance in this FSP for determining the useful life of a recognized intangible shall be applied prospectively to intangible assets acquired after the effective date.
In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which is the Company’s fiscal year 2010 beginning October 4, 2009. Retrospective application to all periods presented is required. The Company does not currently have an application for this statement.
14. COMMITMENTS AND CONTINGENCIES
Contingencies
From time to time, we are subject to claims and litigation incident to our business. There are currently no such pending proceedings to which we are a party that we believe will have a material adverse effect on our consolidated results of operations, liquidity, or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations regarding the three and nine month periods ended June 28, 2008 compared to the three and nine month periods ended June 30, 2007 should be read in conjunction with our unaudited consolidated financial statements and related notes for the same periods included elsewhere in this report and our audited consolidated financial statements and related notes for the fiscal year ended September 29, 2007 included in our most recent Annual Report on Form 10-K.
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

In addition, new factors, other than those identified in this Form 10-Q or our most recent Annual Report on Form 10-K, may emerge from time to time and it is not possible for management to predict all such factors, nor can we assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements. We do not undertake, and we specifically disclaim, any obligation to publicly update or revise any forward-looking statement contained in this Form 10-Q or in any document incorporated herein by reference, whether as a result of new information, future events or otherwise, except as required by applicable law.
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
On March 28, 2008, the Board of Directors authorized the disposal of IED and the commercial microelectronic product lines. This decision resulted from an effort to streamline the Company’s businesses to focus on product lines where the Company has superior technical knowledge, specialized manufacturing capabilities and an on-going commitment to research and development. We believe this course of action will increase shareholder value and allow us to focus on growing our business both organically and through other alternatives, including potential acquisitions. This decision to designate these product lines as discontinued operations in our consolidated financial statements did not require us to otherwise alter our two existing microelectronics and display segments. Commercial microelectronics has historically been reported in our microelectronic segment while IED has been included in the display segment.
Executive Summary
Our net sales for the third quarter ended June 28, 2008 decreased $1.9 million to $19.6 million, when compared to $21.5 million for the third quarter ended June 30, 2007. During the first nine months of fiscal 2008, net sales increased $2.1 million to $58.2 million from $56.1 million during the first nine months of fiscal 2007. Military sales increased $1.0 million for the three months ended June 28, 2008 when compared to the three months ended June 30, 2007. Military sales increased $4.9 million for the nine months ended June 28, 2008 when compared to the nine months ended June 30, 2007. The increases in military sales were due to the shipment of orders received over recent quarters, primarily in the microelectronic segment. The military market in the microelectronic segment is expected to continue its growth for the balance of fiscal year 2008. Commercial display segment sales decreased $2.8 million for the three and nine months ended June 28, 2008 when compared to the three and nine months ended June 30, 2007. The decreases primarily resulted from the decrease in sales of our displays in support of convertible PCs due to the end of life of one program and the customer delaying the next generation of product as it uses up its excess inventory. Additionally, we lost one of our medical customers for whom we supplied displays.
During the third quarter of fiscal 2008, we found indicators of impairment related to our display reporting unit in Oregon (Panelview). Panelview was purchased in January 2001. Based on the current and forecasted competitive market conditions, we lowered earnings and cash flow projections for this unit. The slowing economy has affected the demand from our convertible and tablet PC customers and there is limited visibility as to when a recovery may be anticipated. We performed a test for impairment under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) and it was determined that the goodwill was fully impaired. Accordingly, we wrote down all of the remaining $3.5 million of goodwill related to this reporting unit in the display segment in the third quarter of fiscal 2008. The fair value was estimated using standard valuation techniques.

Loss from continuing operations for the three months ended June 28, 2008 was $1.5 million, or $0.07 per diluted share, compared to income of $1.8 million, or $0.07 per diluted share, for the same period in fiscal 2007. The decrease was primarily due to the goodwill impairment, which was only partially offset by lower income taxes. Income from continuing operations for the nine months ended June 28, 2008 was $0.5 million, or $0.02 per diluted share, compared to income of $3.5 million, or $0.15 per diluted share, for the first nine months of fiscal 2007. The decrease was primarily due to the goodwill impairment, increased operating expenses and lower interest income which more than offset the increase in sales and gross profit and lower income taxes.
Including the charges in connection with the disposal of the product lines discussed below, net loss for the three months ended June 28, 2008 was $2.0 million, or $0.09 per diluted share, compared to net income of $1.4 million, or $0.06 per diluted share, for the same period in fiscal 2007. For the nine months ended June 28, 2008, net loss was $3.4 million, or $0.15 per diluted share, compared to net income of $2.8 million, or $0.11 per diluted share, for the first nine months of fiscal 2007.
We received new orders during the quarter of $10.1 million for the microelectronic segment. We continue to experience consistent bookings from our military customers and expect this trend to continue for the remainder of the fiscal year. Backlog as of June 28, 2008 for the microelectronic segment was $31.6 million. New orders received in the display segment for the quarter were $1.7 million. The general economic downturn has affected the tablet and convertible PC markets. We are experiencing soft demand in the niche sectors, including criminal justice, as budgets are being reduced due to an eroding tax base, and medical applications. We also continue to see the slowdown of our customer’s GPS display orders for golf course applications. Backlog as of June 28, 2008 for the display segment was $12.3 million.
Our gross margins during the three months ended June 28, 2008 increased to 37% from 35% in the same period of fiscal year 2007. Gross margins during the nine months ended June 28, 2008 remained consistent at 35% when compared to the same period of fiscal year 2007. The microelectronic segment gross margins were 44% and 42%, respectively, for the three and nine months ended June 28, 2008, versus 43% and 43%, respectively, during the comparable periods of fiscal 2007. The increase for the three month period was primarily due to a slightly higher margin product mix. The decrease for the nine month period was primarily due to lower yields on new products introduced and a slightly lower margin product mix. The display segment gross margins were 20% and 22%, respectively, for the three and nine months ended June 28, 2008 versus 23% and 23%, respectively, for the comparable periods of fiscal 2007. The decrease for the three and nine month periods were primarily due to the lower absorption due to lower sales within the display segment.
On March 28, 2008, the Board of Directors authorized the disposal of the Interface Electronics Division (“IED”) and the commercial microelectronic product lines. The decision resulted from an effort to streamline the Company’s businesses to focus on product lines where the Company has superior technical knowledge, specialized manufacturing capabilities and an on-going commitment to research and development. We believe this course of action will increase shareholder value and allow us to focus on growing our business both organically and through other alternatives, including potential acquisitions. As a result of our decision to dispose of these product lines, we have accounted for them as discontinued operations in the accompanying unaudited condensed consolidated financial statements. In connection with this disposal, we recorded and paid out approximately $0.2 million in severance and retention costs in the third quarter of fiscal 2008. Based on market factors and the consideration being discussed in connection with the disposal of the product lines, we recorded a non-cash, pre-tax impairment charge of approximately $3.5 million in the second quarter of fiscal 2008 related to the customer relationship and existing technology intangibles of these reporting units and a write-down of inventory. After further market analysis and in light of declining economic factors, we recorded an additional non-cash, pre-tax charge of $1.1 million related to fixed assets and inventory during the third quarter of fiscal 2008. The total estimated loss on disposal is $3.0 million, net of tax.
Our overall production has, at times, been affected by longer lead times for certain components, which may affect the timing and cost of sales during the year. The availability and price of memory and display components, based on supply and demand, will increase and decrease on a monthly or quarterly basis. When demand exceeds supply, prices generally increase and lead times lengthen. When supply exceeds demand, prices generally decrease and lead times shorten. The Dynamic Random Access Memory (“DRAM”), including synchronous DRAM (“SDRAM”), and Double Data Rate (“DDR”) DRAM market supply is stable and we do not expect shortages in the near future. DRAM prices have continued to decrease during calendar year 2008 and we expect prices to remain at these levels over the next couple of quarters. More and more companies are transitioning from DDR to DDR II and the DDR II supply is expanding. The Flash memory supply has been generally stable. Prices have continued to decline slightly throughout the fiscal year as supplier inventory levels remain high amid sluggish demand. We expect prices to remain flat over the next couple of quarters. The availability of liquid crystal displays (“LCDs”) has stabilized as manufacturers continue to add capacity. While the market supply is stable, we expect LCD prices to remain flat or increase slightly over the next couple of quarters as demand increases for the high season in the fourth quarter of the calendar year.
Additionally, certain customers require us to buy from specific vendors due to product specifications. This, at times, subjects us to component supply issues due to disruptions in suppliers’ production.
We have purchased and placed duplicate equipment for our Max-Vu™ process technology in a manufacturing company located in China in order to be more competitive in the commercial display market for our tablet personal computer products. Substantially all of our Max-Vu™ products are currently being produced in China. We anticipate moving the manufacturing of the new Max-Vu™ II process technology products to China, which we believe will result in increased value to the Company and our shareholders.
Listed below are our fiscal 2008 strategic initiatives and an update for each:
•	Pursuit of Circuit Card Assembly (“CCA”) for military customers. Update: As previously disclosed, we have finalized the layout of a complete GPS receiver, including RF, power supplies, and signal conditioning. We have also recently acquired additional equipment which now gives us four high-end SMT lines. The original $0.8 million pre-production order for the delivery of prototypes of a complete CCA for use in a GPS communications receiver, which was received in fiscal year 2007, has been completed and field tests were positive. The design of the second phase of this program has also finished and pre-production is scheduled for completion in the first quarter of fiscal 2009. During the quarter we secured the first release of a complete GPS receiver build as well as an order for a very small form factor GPS receiver for radio applications for delivery in fiscal 2009 and beyond. We will continue our efforts to create CCA manufacturing partnerships with additional customers.

•	Next generation Anti-Tamper (“AT”) technology. Update: The new coating process has passed the required qualification procedures and is expected to become part of the production process in the first or second quarter of fiscal 2009. Meanwhile, we continue to secure AT based production orders using our existing technology.

•	Next generation display enhancement technology, Max-Vu™ II technology. Update: During the quarter we began pilot production and process validation with a high volume customer. Due to a lower cost structure, we believe we will be able to penetrate markets not previously served by our Max-Vu™ I process. We estimate that the new Max-Vu™ II process will be part of the production process by the first quarter of fiscal year 2009. While we continue to work with new customers to expand promotion of this technology into new industries requiring optically bonded displays, the softness in the marketplace may delay new opportunities.

•	Fully integrated Touch Panel display products. Update: We continue to demonstrate sunlight readable (“SR”) display systems with integrated touch sensors to customers. We have developed SR touch prototypes for several leading PC manufacturers and have qualified a sensor-bonded LCD for one of these manufacturers. These displays have very low reflectance while retaining excellent brightness, enabling their use in very high brightness environments. By utilizing our Max-Vu™ optical bonding process, the clarity and contrast of these display systems are excellent and the stiffness and strength of the display system are substantially enhanced, increasing the ruggedness of the display and the quality of the touch or pen feel when using the touch sensor. We anticipate future orders from these demonstrations, samples and prototypes. However, the softness in the marketplace may delay new opportunities.

•	Continue the stock repurchase program. Update: In April 2008, we announced our third repurchase program to acquire up to an additional 10%, or approximately 2.2 million shares, of the Company’s outstanding common stock. The duration of the program is twenty-four months and will be funded from available working capital. The timing and amount of any purchases under this program will depend on market conditions and corporate and regulatory considerations. During the quarter we purchased 13,179 shares at an average price of $4.73 per share.

•	Pursuing strategic alternatives. Update: We believe our current decision to dispose of our IED and commercial microelectronics product lines will increase shareholder value. We will continue to evaluate various strategic alternatives to further increase shareholder value. This includes mergers and/or acquisitions that we believe could expand and augment our existing businesses, and other related activities.
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

Results of Operations
The following table sets forth certain financial data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.1%	65.1%	65.1%	65.1%

Gross profit	36.9%	34.9%	34.9%	34.9%

Operating expenses:
Selling, general and administrative	22.9%	19.6%	22.5%	22.6%
Research and development	7.8%	5.4%	7.3%	6.5%
Goodwill impairment	18.0%	—	6.1%	—

Total operating expenses	48.7%	25.0%	35.9%	29.1%

Operating income (loss)	(11.8%)	9.9%	(1.0%)	5.8%
Interest income	1.2%	2.7%	2.2%	3.4%

Income (loss) from continuing operations
before income taxes	(10.6%)	12.6%	1.2%	9.2%
(Provision for) benefit from income taxes	3.1%	(4.3%)	(0.3%)	(2.9%)

Income (loss) from continuing operations	(7.5%)	8.3%	0.9%	6.3%

Discontinued operations
Income (loss) from discontinued operations, net of tax	1.1%	(1.8%)	(1.4%)	(1.4%)
Loss on sale of discontinued operations, net of tax	(3.9%)	—	(5.3%)	—

Loss from discontinued operations	(2.8%)	(1.8%)	(6.7%)	(1.4%)

Net income (loss)	(10.3%)	6.5%	(5.8%)	4.9%

Three Months ended June 28, 2008 compared to the Three Months ended June 30, 2007
Net Sales
The following table shows our net sales by our two business segments and the markets they serve (in thousands, except percentages):

	Three Months Ended
	June 28,	June 30,
	2008	2007
Microelectronic Segment
Military/Industrial market	$13,704	$12,625

	13,704	12,625

Display Segment
Military/Industrial market	2,774	2,848
Commercial market	3,170	5,991

	5,944	8,839

Total	$19,648	$21,464

Microelectronic Segment
Military/Industrial market	70%	59%

	70%	59%

Display Segment
Military/Industrial market	14%	13%
Commercial market	16%	28%

	30%	41%

Total	100%	100%

Net sales were $19.6 million for the three months ended June 28, 2008, a decrease of $1.9 million, or 9%, from $21.5 million for the three months ended June 30, 2007.
Military/industrial sales in the microelectronic segment were $13.7 million for the three months ended June 28, 2008, an increase of $1.1 million, or 9%, from $12.6 million for the three months ended June 30, 2007. The increase is primarily due to the shipment of orders received in recent quarters. We expect fiscal 2008 military/industrial sales in the microelectronic segment to increase over fiscal 2007.
Military/industrial sales in the display segment were $2.8 million for the three months ended June 28, 2008, consistent with the $2.8 million for the three months ended June 30, 2007. We expect fiscal 2008 military/industrial sales in the display segment to decrease over fiscal 2007.
Commercial sales in the display segment were $3.2 million for the three months ended June 28, 2008, a decrease of $2.8 million, or 47%, from $6.0 million for the three months ended June 30, 2007. Sales of our displays in support of convertible PCs decreased due to the end of life of one program and the customer delaying the next generation of product as it uses up its excess inventory. Additionally, sales to a medical customer for whom we supplied displays decreased as a result of the program winding down. We expect fiscal 2008 commercial sales in the display segment to significantly decrease from fiscal 2007 as the slowing economy affects these markets.
During the three months ended June 28, 2008, L3 Communications Corporation (“L-3 Communications”) and Arrow Electronics, Inc. (“Arrow Electronics”) accounted for $2.4 million and $2.0 million, or 12% and 10%, respectively, of total net sales. Within the microelectronic segment, L-3 Communications, Arrow Electronics and Raytheon Company accounted for $2.4 million, $1.8 million and $1.4 million, or 17%, 13% and 10%, respectively, of net sales. Within the display segment, Hewlett Packard International, Pte. Ltd. (“Hewlett Packard”), Honeywell

International, Inc. (“Honeywell”) and Motion Computing, Inc. (“Motion Computing”) accounted for $0.6 million, $0.6 million and $0.6 million, or 10%, 10% and 10%, respectively, of net sales.
During the three months ended June 30, 2007, Hewlett Packard accounted for $2.6 million, or 12%, of total net sales. Within the microelectronic segment, General Dynamics Corporation (“General Dynamics”) and L-3 Communications accounted for $1.4 million and $1.2 million, or 11% and 10%, respectively, of net sales. Within the display segment, Hewlett Packard and Motion Computing accounted for $2.6 million and $1.1 million, or 30% and 12%, respectively, of net sales.
The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, military sales have historically been strongest during our fiscal fourth quarter.
Gross Profit
The following table illustrates our two segment’s gross margin percentages by the markets they serve:

	Three Months Ended
	June 28,	June 30,
	2008	2007
Microelectronic Segment
Military/Industrial market	44%	43%

Microelectronic Segment Total	44%	43%

Display Segment
Military/Industrial market	44%	43%
Commercial market	(1%)	14%

Display Segment Total	20%	23%

Company Total	37%	35%
Gross profit was $7.2 million for the three months ended June 28, 2008, a decrease of $0.3 million, or 4%, from $7.5 million for the three months ended June 30, 2007. The decrease in gross profit was primarily the result of lower sales more than offsetting the increase in gross margin. For the three months ended June 28, 2008, gross margin as a percentage of total net sales was 37%, compared to 35% for the three months ended June 30, 2007.
Gross profit for the microelectronic segment was $6.1 million for the three months ended June 28, 2008, an increase of $0.6 million, or 11%, from $5.5 million for the three months ended June 30, 2007. The increase in gross profit was primarily the result of increased sales and a slightly higher margin product mix. Gross margin as a percentage of microelectronic segment net sales was 44% for the three months ended June 28, 2008, compared to 43% for the three months ended June 30, 2007.
Gross profit for the display segment was $1.2 million for the three months ended June 28, 2008, a decrease of $0.8 million, or 40%, from $2.0 million for the three months ended June 30, 2007. Gross margin as a percentage of display segment net sales was 20% for the three months ended June 28, 2008, compared to 23% for the three months ended June 30, 2007. Military/industrial gross profit in the display segment remained consistent at $1.2 million. Commercial gross profit in the display segment decreased $0.8 million due to the lower sales volume resulting in lower absorption of overhead as well as an increase in inventory reserve due to the shutdown of one of our customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $4.5 million for the three months ended June 28, 2008, an increase of $0.3 million, or 7%, from $4.2 million for the three months ended June 30, 2007. The increase was the result of an increase in selling expenses of $0.1 million and an increase in general and administrative expenses of $0.2 million. Selling expenses increased primarily due to severance costs related to a reduction in force in our display segment offset by a decrease in sales commissions. General and administrative expenses increased primarily due to higher stock-based compensation expense and higher accounting and tax fees, which more than offset lower legal fees.
Selling, general and administrative expenses as a percentage of net sales increased to 23% for the three months ended June 28, 2008 from 20% for the three months ended June 30, 2007 primarily due to higher expenses and lower sales. We expect selling, general and administrative expenses to average 20% to 22% in the future.
Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $1.5 million for the three months ended June 28, 2008, an increase of $0.3 million, or 25%, from $1.2 million for the three months ended June 30, 2007, primarily due to an increase in product development costs. We are committed to the research and development of new and existing products. Historically, research and development expenses have averaged 6% to 7% of net sales.
Ongoing product development projects for the microelectronic segment include new packaging designs for various types of memory products including DRAM, DDR II and the latest DDR III memory modules, mobile SDRAM ball grid array modules, flash and microprocessors, along with microprocessor modules and ball grid array packaging products using these semiconductors; development of secure compact flash, solid-state disks (“SSD”) with secure data scrubbing and thermal management in embedded systems; continuing development of anti-tamper technology for microelectronic products; next generation memory and power personal computer products assembled in various multi-chip packages to be used in both commercial and military markets; and qualification of new semiconductor products. Ongoing product development projects for the display segment include glass lamination process technology, high volume glass lamination for tablet PCs, and our new Max-Vu™ II process technology for tablet personal computers, next generation touch screen tablet PCs and display systems development. We are also working to develop our family of standard enhanced displays from our over twenty years of experience in developing rugged and optically enhanced AMLCD systems. These products are being derived from our many custom display engagements. Our design focus methodology when developing products is to, first and foremost, satisfy our customer’s requirements and then concentrate on retaining the original display manufacturer’s mechanical package dimensions. This allows the enhanced display to drop in the same socket as the original factory product.
Interest Income
Interest income consists of interest earned on our cash balances invested primarily in money market accounts. Interest income was $0.2 million for three months ended June 28, 2008, a decrease of $0.4 million, or 67%, from $0.6 million for the three months ended June 30, 2007. The decrease is due to a lower average invested balance and lower interest rates.
Income Taxes
We recorded an income tax benefit of $0.6 million for the three months ended June 28, 2008, compared to income tax expense of $0.9 million for the three months ended June 30, 2007. The Company’s effective tax rate was 29% for the three months ended June 28, 2008 and 34% for the three months ended June 30, 2007. The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to the incremental impact of state income taxes offset by reductions for the manufacturers’ deduction and research and experimentation tax credits currently available for federal and state income tax purposes.
The decrease in the effective rate for the third quarter of fiscal 2008 when compared to the third quarter of 2007 is primarily due to the release of tax reserves due to the passage of the statute of limitations on certain tax years.

Discontinued Operations
As a result of our decision to dispose of the IED and commercial microelectronics product lines, we have accounted for these operations as discontinued operations. All prior periods have been reclassified to conform to the current period presentation.
Loss from discontinued operations consists of direct revenues and direct expenses of the commercial microelectronics and IED product lines. Commercial microelectronics has historically been reported in the microelectronic segment, while IED has been included in the display segment. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results included in discontinued operations in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended
	June 28,	June 30,
	2008	2007
Commercial Microelectronics:
Net sales	$2,368	$4,029
Cost of sales	2,392	3,478

Gross profit	(24)	551

Total operating expenses	135	1,103

Loss from operations before income taxes	(159)	(552)
Benefit from income taxes	100	234

Loss from discontinued operations	(59)	(318)
Loss on sale of discontinued operations, net of tax	(109)	—

Net loss	$(168)	$(318)

IED:
Net sales	$2,052	$2,972
Cost of sales	1,815	2,533

Gross profit	237	439

Total operating expenses	301	555

Loss from operations before income taxes	(64)	(116)
Benefit from income taxes	347	49

Income (loss) from discontinued operations	283	(67)
Loss on sale of discontinued operations, net of tax	(677)	—

Net loss	$(394)	$(67)

Total loss from discontinued operations, net of tax	$(562)	$(385)

The total loss from discontinued operations, net of tax, for the three months ended June 28, 2008 was $0.6 million compared to a loss of $0.4 million for the three months ended June 30, 2007. Of the fiscal 2008 loss, $0.8 million, net of tax, was due to our revised estimates of the loss to be incurred on the sale of these operations and the resulting write-down of property, plant and equipment and inventory to lower of cost or market.
Commercial microelectronics product line’s loss from discontinued operations of $0.1 million for the three months ended June 28, 2008 compared to the loss of $0.3 million for the three months ended June 30, 2007 was primarily due to the decrease in operating expenses more than offsetting the decrease in net sales and gross profit and decrease in benefit from income taxes. Sales were impacted by the decreased demand as customers are finding alternate suppliers and new orders are not being taken and gross profit decreased due to lower volume and declining product margins. Operating expenses decreased primarily due to reduced headcount as a result of the reductions in work force in September 2007 and the third quarter of fiscal 2008 and reduced operations.
IED product line’s income from discontinued operations of $0.3 million for the three months ended June 28, 2008 compared to a loss from discontinued operations of $0.1 million for the three months ended June 30, 2007 was primarily due to the decrease in operating expenses and increase in the benefit from income taxes which more than offset the decrease in net sales and gross profit. The softening of the economy continued to decrease demand from our appliance customers and sales to one of our medical customers has slowed as their new owner is completing the integration of the acquisition. Gross profit was negatively affected by low volume variances due to the lower sales volume. Operating expenses decreased due to lower headcount and reduced commissions due to lower sales.

Nine Months ended June 28, 2008 compared to Nine Months ended June 30, 2007
Net Sales
The following table shows our net sales by our two business segments and the markets they serve (in thousands, except percentages):

	Nine Months Ended
	June 28,	June 30,
	2008	2007
Microelectronic Segment
Military/Industrial Market	$37,935	$32,843

	37,935	32,843

Display Segment
Military/Industrial Market	7,832	8,062
Commercial Market	12,420	15,225

	20,252	23,287

Total	$58,187	$56,130

Microelectronic Segment
Military/Industrial Market	65%	59%

	65%	59%

Display Segment
Military/Industrial Market	14%	14%
Commercial Market	21%	27%

	35%	41%

Total	100%	100%

Net sales were $58.2 million for the nine months ended June 28, 2008, an increase of $2.1 million, or 4%, from $56.1 million for the nine months ended June 30, 2007.
Military/industrial sales in the microelectronic segment were $37.9 million for the nine months ended June 28, 2008, an increase of $5.1 million, or 16%, from $32.8 million for the nine months ended June 30, 2007. The increase in sales is primarily due to the shipment of backlog due to orders received in recent quarters. We expect fiscal 2008 sales to increase over fiscal 2007.
Military/industrial sales in the display segment were $7.8 million for the nine months ended June 28, 2008, a decrease of $0.3 million, or 4%, from $8.1 million for the nine months ended June 30, 2007. The decrease was primarily due to the timing of orders and customer demands. We expect fiscal 2008 military/industrial sales in the display segment to decrease over fiscal 2007.
Commercial sales in the display segment were $12.4 million for the nine months ended June 28, 2008, a decrease of $2.8 million, or 18%, from $15.2 million for the nine months ended June 30, 2007. The decrease was primarily due to the end of life of one program and the customer delaying the next generation as it uses up its excess inventory. Additionally, sales to a medical customer for whom we supplied displays decreased as a result of the program winding down. We expect fiscal 2008 sales to significantly decrease from fiscal 2007 as the slowing economy affects these markets.
During the nine months ended June 28, 2008, Arrow Electronics accounted for $6.2 million, or 11%, of our total net sales. Within the microelectronic segment, Arrow Electronics and L-3 Communications accounted for $5.7 million and $4.3 million, or 15% and 11%, respectively, of net sales. Within the display segment, Motion Computing, Hewlett Packard and Honeywell accounted for $3.5 million, $2.6 million and $2.0 million, or 17%, 13% and 10%, respectively, of net sales.
During the nine months ended June 30, 2007, Hewlett Packard accounted for $5.6 million, or 10%, of our total net sales. Within the microelectronic segment, Arrow Electronics accounted for $3.4 million, or 10%, of net sales. Within the display segment, Hewlett Packard and Motion Computing accounted for $5.6 million and $3.1 million, or 24% and 13%, respectively, of net sales.
The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, military sales have historically been strongest during our fiscal fourth quarter.
Gross Profit
The following table illustrates our two segments’ gross margin percentages by the markets they serve:

	Nine Months Ended
	June 28,	June 30,
	2008	2007
Microelectronic Segment
Military/Industrial Market	42%	43%

Microelectronic Segment Total	42%	43%

Display Segment
Military/Industrial Market	38%	41%
Commercial Market	11%	14%

Display Segment Total	22%	23%

Company Total	35%	35%
Gross profit was $20.3 million for the nine months ended June 28, 2008, an increase of $0.7 million, or 4%, from $19.6 million for the nine months ended June 30, 2007. For the nine months ended June 28, 2008, gross margin as a percentage of net sales was 35%, consistent with the 35% for the nine months ended June 30, 2007.
Gross profit for the microelectronic segment was $16.0 million for the nine months ended June 28, 2008, an increase of $1.8 million, or 13%, from $14.2 million for the nine months ended June 30, 2007. The increase in microelectronic segment gross profit was the result of higher sales volume partially offset by a slightly lower margin product mix. Gross margin as a percentage of microelectronic net sales was 42% for the nine months ended June 28, 2008, compared to 43% for the nine months ended June 30, 2007.
Gross profit for the display segment was $4.4 million for the nine months ended June 28, 2008, a decrease of $0.9 million, or 17%, from $5.3 million for the nine months ended June 30, 2007. This decrease in gross profit was the result of a decrease in the military/industrial products of $0.3 million and a decrease in the commercial products of $0.6 million. Gross margin as a percentage of display segment net sales was 22% for the nine months ended June 28, 2008, compared to 23% for the nine months ended June 30, 2007. The decrease in gross profit for the military/industrial market is the result of lower sales volume and reduced efficiencies as production slowed at our Ft. Wayne facility. The decrease in gross profit for the commercial market is the result of lower sales volume resulting in lower absorption of overhead as well as an increase in inventory reserve due to the shutdown of one of our customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense, selling expenses (including commissions), information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $13.1 million for the nine months ended June 28, 2008, an increase of $0.4 million, or 3%, from $12.7 million for the nine months ended June 30, 2007. The increase in selling expenses of $0.3 million was primarily due to an increase in advertising and promotion expenses and the severance costs related to a reduction in force in our display segment. The increase in general and administrative expenses of $0.1 million was primarily due to an increase in stock-based compensation expense and higher accounting and tax fees, which was partially offset by lower legal fees.
Selling, general and administrative expenses as a percentage of net sales were 23% for the nine months ended June 28, 2008, consistent with the 23% for the nine months ended June 30, 2007. Due to the continued compliance requirements related to the Sarbanes-Oxley Act, the expense related to the adoption of SFAS 123(R) and our expanded sales force, we expect selling, general and administrative expenses to average 20% to 22% in the future.
Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $4.2 million for the nine months ended June 28, 2008, an increase of $0.5 million, or 14%, from $3.7 million for the nine months ended June 30, 2007. The increase is primarily attributable to additional headcount to support our display segment initiatives prior to the reduction in force at the end of the third quarter of fiscal 2008 and increased product development costs. We are committed to the research and development of new and existing products. Historically, research and development expenses have averaged 6% to 7% of net sales.
Ongoing product development projects for the microelectronic segment include new packaging designs for various types of memory products including DRAM, DDR II and the latest DDR III memory modules, mobile SDRAM ball grid array modules, flash and microprocessors, along with microprocessor modules and ball grid array packaging products using these semiconductors; development of secure compact flash, solid-state disks (“SSD”) with secure data scrubbing and thermal management in embedded systems; continuing development of anti-tamper technology for microelectronic products; next generation memory and power personal computer products assembled in various multi-chip packages to be used in both commercial and military markets; and qualification of new semiconductor products. Ongoing product development projects for the display segment include glass lamination process technology, high volume glass lamination for tablet PCs, and our new Max-Vu™ II process technology for tablet personal computers, next generation touch screen tablet PCs and display systems development. We are also working to develop our family of standard enhanced displays from our over twenty years of experience in developing rugged and optically enhanced AMLCD systems. These products are being derived from our many custom display engagements. Our design focus methodology when developing products is to, first and foremost, satisfy our customer’s requirements and then concentrate on retaining the original display manufacturer’s mechanical package dimensions. This allows the enhanced display to drop in the same socket as the original factory product.
Interest Income
Interest income consists of interest earned on our cash balances invested primarily in money market accounts. Interest income was $1.3 million for the nine months ended June 28, 2008, a decrease of $0.6 million, or 32%, from $1.9 million for the nine months ended June 30, 2007. This decrease is attributable to the decrease in invested balances between periods, primarily as a result of the reinvestment of cash flows from operations, and lower interest rates.
Income Taxes
We recorded income tax expense of $0.2 million for the nine months ended June 28, 2008 compared to income tax expense of $1.6 million for the nine months ended June 30, 2007. The Company’s effective tax rate was approximately 27% for the nine months ended June 28, 2008 and 31% for the nine months ended June 30, 2007. The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to the incremental impact of state income taxes offset by reductions for foreign sales exclusions, the manufacturer’s deduction and research and experimentation tax credits currently available for federal income tax purposes.

The decrease in the effective rate for the first nine months of fiscal 2008 when compared to the first nine months of fiscal 2007 is primarily due to the true-up of our reserves in the first quarter of fiscal 2008, the release of tax reserves due to the passage of the statute of limitations on certain tax years and an increase in the manufacturer’s deduction offset by a decrease in the research and development credit. Due to the provisions of SFAS No. 109, we recorded a benefit in the first quarter of fiscal 2007 of $150,000 for the reinstatement of the research and development credit back to January 1, 2006. The research and development credit expired December 31, 2005. Congress passed a bill in December 2006 reinstating the credit back to January 1, 2006. Additionally, the federal research and development credit again expired December 31, 2007 and has not been reinstated. Accordingly, in our fiscal 2008 provision only one quarter of our expected annual credit has been included. We expect our effective tax rate to be approximately 58% for fiscal 2008 due to the nondeductible write-down of goodwill in the third quarter.
Discontinued Operations
As a result of our decision to dispose of the IED and commercial microelectronics product lines, we have accounted for these operations as discontinued operations. All prior periods have been reclassified to conform to the current period presentation.
Loss from discontinued operations consists of direct revenues and direct expenses of commercial microelectronics and IED product lines. The commercial microelectronics has historically been reported in the microelectronic segment, while IED has been included in the display segment. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results included in discontinued operations in the accompanying condensed consolidated statements of operations is as follows:

	Nine Months Ended
	June 28,	June 30,
	2008	2007
Commercial Microelectronics:
Net sales	$8,824	$13,710
Cost of sales	7,888	11,385

Gross profit	936	2,325

Total operating expenses	1,259	3,467

Loss from operations before income taxes	(323)	(1,142)
Benefit from income taxes	89	486

Loss from discontinued operations	(234)	(656)
Loss on sale of discontinued operations, net of tax	(1,041)	—

Net loss	$(1,275)	$(656)

IED:
Net sales	$6,672	$7,878
Cost of sales	6,249	6,552

Gross profit	423	1,326

Total operating expenses	1,257	1,573

Loss from operations before income taxes	(834)	(247)
Benefit from income taxes	228	119

Loss from discontinued operations	(606)	(128)
Loss on sale of discontinued operations, net of tax	(1,978)	—

Net loss	$(2,584)	$(128)

Total loss from discontinued operations, net of tax	$(3,859)	$(784)

The total loss from discontinued operations, net of tax, for the nine months ended June 28, 2008 was $3.9 million compared to a loss of $0.8 million for the nine months ended June 30, 2007. Of the fiscal 2008 loss, $3.0 million, net of tax, was due to our estimates of the loss to be incurred on the sale of these operations and the resulting charge for the impairment of the customer relationships and existing technology intangible assets, as well as the write-downs of inventory and property, plant and equipment to lower of cost or market.
The commercial microelectronics product line’s loss from discontinued operations was $0.2 million for the nine months ended June 28, 2008, $0.5 million less than the $0.7 million loss for the same period in fiscal 2007. The increase was primarily due to the decrease in operating expenses more than offsetting the decrease in net sales and gross profit and decrease in the benefit from income taxes. Sales were impacted by the decreased demand as customers are finding alternate suppliers and new orders are not being taken and gross profit decreased due to lower volume and declining product margins. Operating expenses decreased primarily due to reduced headcount as a result of the reductions in work force in September 2007 and the third quarter of fiscal 2007 and reduced operations.
IED product line’s loss from discontinued operations was $0.6 million for the nine months ended June 28, 2008, $0.5 million more than the $0.1 million loss for the same period in fiscal 2007. The decline was primarily due to the decrease in sales and gross profit which more than offset the decrease in operating expenses and increase in benefit from income taxes. The softening of the economy continued to decrease demand from our appliance customers and sales to one of our medical customers has slowed as their new owner is completing the integration of the acquisition. Gross profit was negatively affected by unfavorable production efficiencies as well as lower absorbed overhead due to the lower sales volume. Operating expenses decreased due to lower headcount and reduced commissions due to lower sales.
Liquidity and Capital Resources
Cash and cash equivalents as of June 28, 2008 totaled $49.8 million. During the nine months ended June 28, 2008, $4.9 million was provided by operating activities compared to cash provided by operating activities of $2.2 million in the prior year period. The increase is primarily the result of the goodwill impairment and other non-cash charges, as well as decreases in inventory and accounts receivable, which more than offset the increase in prepaid expenses and other current assets and a decrease in accounts payable. Depreciation totaled $2.3 million for the current year compared to $2.2 million for the prior year period. We expect depreciation to remain consistent over the next few quarters.
Purchases of property, plant and equipment during the nine months ended June 28, 2008 totaled $2.6 million, with $0.1 million remaining in accounts payable at quarter-end. The microelectronic segment accounted for $2.3 million of the purchases, while the display segment accounted for $0.3 million.
Accounts receivable decreased $1.1 million from the end of fiscal year 2007. Days sales outstanding at June 28, 2008 were 57 days, lower than the 63 days at September 29, 2007. Our days sales outstanding typically approximates 62 days.
Inventories decreased $2.0 million from the end of fiscal 2007. Inventory of $20.9 million as of June 28, 2008 represented 151 days of inventory on hand, less than the 169 days on hand at September 29, 2007. The levels of inventory fluctuate based on changes in expected production requirements, the fulfillment of orders and availability of raw materials. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to buy larger amounts of inventory and to hold it for longer periods of time. This trend may increase our days of inventory on hand. We expect to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our cash balances and operating cash flows.
Prepaid expenses and other current assets increased $2.4 million from the end of fiscal 2007. This increase was primarily due to prepayment of income taxes and insurance.
Accounts payable decreased $2.0 million from the end of fiscal 2007, primarily due to the timing of cash disbursements.
Deferred revenue at June 28, 2008 was $5.1 million, an increase of $0.4 million, from $4.7 million at the end of fiscal 2007, primarily due to the purchase of inventory for a customer.

Accrued salaries and benefits were $0.4 million higher at June 28, 2008 compared to the end of fiscal 2007 primarily due to an additional week of accrued payroll. Other accrued expenses were $0.6 million lower at June 28, 2008 compared to the end of fiscal 2007 primarily due to lower income taxes payable.
On June 19, 2006, our Board of Directors authorized a stock repurchase program pursuant to which up to 5%, or 1,231,108 shares, of our outstanding common stock could be repurchased from time to time. On December 30, 2006, we completed the program as we had purchased all 1,231,108 shares of our common stock authorized for repurchase under the program for a total cost of $6.4 million, inclusive of commissions and fees. On February 3, 2007, the Board of Directors authorized the repurchase of up to an additional 5%, or 1,175,642 shares, of our outstanding common stock. On December 28, 2007, we had repurchased all 1,175,642 shares authorized under the second program for a total cost of $6.1 million, inclusive of commissions and fees. All repurchases were funded from our cash balances and operating cash flows.
On April 8, 2008, we announced our third repurchase program to acquire up to an additional 10%, or approximately 2.2 million shares, of our outstanding common stock. The timing and amount of any repurchases under the program will depend on market conditions and corporate and regulatory considerations. During the quarter ended June 28, 2008, we repurchased 13,179 shares for a total cost of $0.1 million, inclusive of commissions and fees. The duration of the program is twenty-four months and any purchases will be funded from our cash balances and operating cash flows.
On April 3, 2007, the Company entered into a $30.0 million revolving line of credit agreement with JPMorgan Chase Bank, N.A. Borrowings, if any, under the revolving line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” A commitment fee of 0.125% is charged on the unused portion of the line. The line expires on March 31, 2009. We are in compliance with all debt covenant requirements contained in our revolving line of credit agreement. As of June 28, 2008, there were no borrowings against the revolving line of credit, and we have not borrowed against any credit facility since April 2003.
We believe that our existing sources of liquidity, including expected cash flows from operating activities, existing cash balances, and existing credit facilities will satisfy our expected cash requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
Contractual Obligations
We have entered into certain long-term contractual obligations that will require various payments over future periods as follows (in thousands):

	Payments Due by Period as of June 28, 2008
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$7,462	$1,534	$2,111	$1,826	$1,991
Pension funding (1)	—	—	—	—	—

Total Contractual Obligations	$7,462	$1,534	$2,111	$1,826	$1,991

(1)	We are committed to meeting the annual minimum funding requirements relating to our pension plan, which covers 29 active employees at our Fort Wayne facility. We contributed $0.1 million to the pension plan in the first nine months of fiscal 2008. We do not expect minimum funding requirements to be material. We may also make contributions to the pension plan in excess of the minimum funding requirements during any year. We do not anticipate making any additional contributions to the pension plan in fiscal 2008.

Contingencies
See Part II. Item 1. “Legal Proceedings” for an update on our current contingencies.
Recently Enacted Accounting Pronouncements
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements”, Note 13. “Recent Accounting Pronouncements” for an update on recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that we are not generally subject to any material forms of market risk, such as foreign currency exchange risk (our sales to foreign customers and purchases from foreign suppliers are denominated in U.S. dollars) or commodity price risk.
We may, in the future, be subject to interest rate risk as a result of our revolving line of credit. In this regard, we may be specifically subject to changes in the “prime rate” based on Federal Reserve actions and fluctuations in the LIBOR. As of June 28, 2008, we had no borrowings on our revolving line of credit with JPMorgan Chase Bank, N.A. In the event we borrow against our revolving line of credit, the interest charged on these borrowings would be at the lower of the bank’s “prime rate” or the LIBOR plus 1.5%. During the three months ended June 28, 2008, the bank’s “prime rate” averaged 5.09% and was 5.00% as of June 28, 2008. From September 29, 2007 to June 28, 2008, the banks “prime rate” decreased 2.75%. As of June 28, 2008, the LIBOR was 3.42%. In the event we begin borrowing against our revolving line of credit, quarterly interest expense (at 4.92%) would be $12,300 for every $1.0 million borrowed. A hypothetical interest rate increase of 1% would increase interest expense by $2,500 per $1.0 million borrowed on a quarterly basis. We believe that moderate interest rate increases would not have a material adverse impact on our consolidated results of operations or financial position.
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
We have evaluated, under the supervision and with the participation of management, including our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our management, including our CEO and CFO, concluded that as of June 28, 2008 our disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management, including our CEO and CFO, has also concluded that our disclosure controls are designed to ensure such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Furthermore, our disclosure controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.
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
Below we set forth material updates to the risk factors contained in “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K:
Our goodwill and intangible assets have been impaired and may become impaired in the future.
We have goodwill and intangible assets resulting from our acquisitions, specifically Panelview and IDS. At least annually, we evaluate the goodwill for impairment based on the fair value of the related reporting units. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company. These changes have in the past, and may in the future, result in an impairment that would require a material non-cash charge to our results of operations. For instance, in the third quarter of fiscal 2008, we recorded an impairment of goodwill to our display reporting unit in Oregon. (See Note 6 of the Notes to the Consolidated Financial Statements for additional information.)
We also regularly evaluate intangible assets for impairment. In the second quarter of fiscal 2008, we recorded an impairment of our intangible assets related to customer relationships and existing technology recorded in 2003 as part of the Phoenix and Columbus-based IDS reporting units. This was in connection with our decision to discontinue these two product lines. In addition to any material adverse effects those impairments could have on our financial condition or results of operations, these material impairments may adversely affect, among other things, the trading price of our common stock. See Note 11 of the Notes to the Consolidated Financial Statements for additional information.
We have a concentrated customer base and, as a result, our net sales could decline significantly if we lose a major customer.
A large portion of our net sales has been derived from sales to a small number of our customers. Our five largest customers accounted for 35% of our net sales during the first nine months of fiscal 2008 and 25% of our net sales in fiscal 2007. Our customers are not subject to any minimum purchase requirements and can discontinue the purchase of our products at any time. In the event one or more of our major customers reduces, delays or cancels orders with us, and we are not able to sell our services and products to new customers at comparable levels, our net sales could decline significantly, which could adversely affect our financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On April 8, 2008, we announced our third repurchase program to acquire up to an additional 10%, or approximately 2.2 million shares, of our outstanding common stock. The timing and amount of any repurchases under the program depend on market conditions and corporate and regulatory considerations. The duration of the program is twenty-four months and will be funded from available working capital.
Purchases under the program during the third quarter of fiscal 2008 were as follows:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total Number	Average	Publicly	Purchased
	of Shares	Price Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
March 30, 2008 - April 26, 2008	—	$—	—	2,244,696
April 27, 2008 - May 24, 2008	13,179	$4.73	13,179	2,231,517
May 25, 2008 - June 28, 2008	—	$—	—	2,231,517

Total	13,179	$4.73	13,179

ITEM 5. OTHER INFORMATION
Goodwill Impairment
During the third quarter of fiscal 2008, we found indicators of impairment related to our display reporting unit in Oregon (Panelview). Panelview was purchased in January 2001. Based on the current and forecasted competitive market conditions, we lowered earnings and cash flow projections for this unit. The slowing economy has affected the demand from our convertible and tablet PC customers and there is limited visibility as to when a recovery may be anticipated. We performed a test for impairment under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) and it was determined that the goodwill was fully impaired. Accordingly, we wrote down all of the remaining $3.5 million of goodwill related to this reporting unit in the display segment in the third quarter of fiscal 2008. The fair value was estimated using standard valuation techniques.
Revolving Line of Credit Agreement
On August 5, 2008, we entered into the Second Modification Agreement to our Revolving Line of Credit Agreement with JPMorgan Chase Bank, N.A. (the “Amendment to the Credit Agreement”). Taking into account the Amendment to the Credit Agreement, we are in compliance with all debt covenant requirements contained in our revolving line of credit agreement. As of June 28, 2008, there were no borrowings against the revolving line of credit, and we have not borrowed against any credit facility since April 2003. The primary purpose of the Amendment to the Credit Agreement was to amend the definition of “Net Income,” which is used in one of our financial covenants, to provide that the impact of any extraordinary non-cash gains or losses, determined in accordance with GAAP and any non-cash goodwill impairments or non-cash gains or losses on sale of discontinued operations are excluded from the determination of “Net Income.”

ITEM 6. EXHIBITS

Exhibits

3.1	Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed on December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation dated December 5, 2007 (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed December 7, 2007).

10.1*	Second Modification Agreement to Revolving Line of Credit Agreement with JPMorgan Chase Bank, N.A., dated August 5, 2008.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

/s/ Hamid R. Shokrgozar Hamid R. Shokrgozar
President and Chief Executive Officer

Date: August 7, 2008

/s/ Roger A. Derse Roger A. Derse
Vice President and Chief Financial Officer

Date: August 7, 2008