Form 10-K
period 2008-09-27
WHITE ELECTRONIC DESIGNS CORP
filed 2008-12-11
CIK 13606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 27, 2008
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $79,933,000 as of March 28, 2008, based upon the sale price on the NASDAQ Global Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock on December 9, 2008 was 22,831,331.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement prepared in connection with the 2009 Annual Meeting of Shareholders are incorporated by reference into PART III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Annual Report on Form 10-K (“Form 10-K”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and documents incorporated herein by reference contain “forward-looking statements” including financial projections regarding future events and our future results that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995, as amended, provides a “safe harbor” for such forward-looking statements. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases regarding expectations, generally identify forward-looking statements.

We intend to qualify both our written and/or oral forward-looking statements made from time to time in connection with filings with the Securities and Exchange Commission (“SEC”) or in public news releases for protection under the safe harbors discussed above. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they are based largely on management’s expectations and because they are estimates, such statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Form 10-K, including those set forth in the “Notes to the Consolidated Financial Statements,” the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and under the subheading entitled “Risk Factors,” describe factors that could contribute to or cause actual results to differ materially from our expectations. Some factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, but are not limited to, the following:

•	the loss of one or more principal customers or delays or cancellations of orders due to the impact of adverse business conditions or price competition on one or more principle customers;

•	the inability to procure required components and raw materials;

•	any downturn in the defense, aerospace, semiconductor or other markets in which we operate, which could cause a decline in selling unit prices or volume;

•	reductions in military spending or changes in the acquisition requirements for military products;

•	the inability to develop, introduce and sell new products or the inability to develop new manufacturing technologies;

•	the failure of customers to accept our anti-tamper processing or the development of improved anti-tamper processing by competitors;

•	the inability to locate appropriate purchase candidates for our discontinued operations being held for sale and/or to negotiate an appropriate sales price;

•	the ability to locate appropriate acquisition candidates, negotiate an appropriate purchase price, obtain the necessary financing, and integrate into our business the people, operations, and products from acquired businesses, or implement other strategic alternatives;

•	changes or restrictions in the practices, rules and regulations relating to sales in international markets; and/or

•	changes resulting from severe economic downturns that affect our customers, suppliers and lenders.

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

GENERAL

We are a defense electronics manufacturer and supplier that designs, develops and manufactures innovative electronic components and systems for inclusion in high technology products for the defense and aerospace markets. Our defense electronic solutions include advanced semiconductor and state of the art multi-chip packaged components, circuit card assemblies and electromechanical assemblies, as well as our proprietary process for applying anti-tamper protection to mission critical semiconductor components. Our customers, which include military prime contractors and the contract manufacturers who work for them in the United States, Europe and Asia, outsource many of their defense electronic components and systems to us as a result of the combination of our design, development and manufacturing expertise.

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

Two additional acquisitions followed the EDI merger in an effort to expand our commercial electronics product offerings. Panelview, Inc. (“Panelview”), a designer and manufacturer of enhanced commercial flat panel display products, was acquired in 2001. Interface Data Systems, Inc. (“IDS”), a designer and manufacturer of membrane keypads, flexible circuits, sensors, control panels and handheld and desktop electronic devices, was acquired in 2003.

During fiscal 2008, we made a strategic decision to exit all commercial electronics markets and focus our operations exclusively in the defense electronics market where we have superior technical knowledge, specialized manufacturing capabilities and an ongoing commitment to research and development. As a result of this decision, we are disposing of our operations in our Interface Electronics Division (“IED”), commercial microelectronic product lines and Display Systems Division (“DSD”), which were structured from the EDI, Panelview and IDS acquisitions above. All three operations are being reported as discontinued operations.

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

BUSINESS SEGMENTS

Prior to our recent decision to dispose of IED, our commercial microelectronic product lines and DSD, we reported as two segments: microelectronic and display. We reevaluated our segment reporting as part of our decision to exclusively focus on defense electronics and concluded we should move forward under one segment — Defense Electronics. We have reclassified the prior periods to conform to the current period presentation.

DEFENSE ELECTRONICS SEGMENT

Our defense electronics segment manufactures semiconductor multi-chip packaged components, circuit card assemblies and electromechanical assemblies. Our products are generally sold to military prime contractors and the contract manufacturers who work for them in the defense and aerospace markets. These industries generally require products to pass specific qualifications due to the application requirements. These higher performing products, characterized as “high-reliability,” are often referred to as “military” products. Military products are designed to meet more stringent standards and are resistant to adverse conditions such as high and low temperature extremes. High-reliability products can also be used in industrial applications where products are exposed to harsh conditions.

We believe our multi-chip packaged components provide our customers with the following advantages over standard technology:

•	significant space savings and weight advantages;

•	improved electrical performance; and

•	improved reliability for harsh requirements.

Our defense electronics segment includes our anti-tamper security processing for mission critical semiconductor components in military applications. We are one of a limited number of licensees for anti-tamper technology for microelectronic products and have developed a proprietary process for applying anti-tamper protection for such applications. We believe our process offers greater scalability and higher yields than those of our competitors.

We have expanded our defense electronics capabilities to include military grade circuit card assemblies in support of global positioning systems (“GPS”) for secure communication devices and guidance systems.

Our macro-environment snapshot of defense program involvement finds our products in three fundamental functional categories:

MARKET CATEGORY		SAMPLE PROGRAMS

• Missiles & Ordnance	•	Advanced Medium Range Air-to-Air Missile (“AMRAAM”)
	•	Advanced Intercept Missile (“AIM”) AIM-9X
	•	Tomahawk
	•	Precision Guided Kits (“PGK”)
	•	Extended Range Guidance Munitions (“ERGM”)
	•	Patriot Advanced Capability (“PAC”) PAC3
	•	Excalibur
• Communication & Net-Centric	•	Joint Tactical Radio System (“JTRS”)
	•	Single Channel Ground and Airborne Radio System (“SINCGARS”)
	•	Combat Survivor Evader Locater (“CSEL”)
• Aircraft	•	F-35 Joint Strike Fighter
	•	F-18 Hornet
	•	F/A-22 Raptor
	•	V22 Osprey
	•	Euro fighter 2000
	•	AH64 Apache

The following table describes key products that we sell in the defense electronics segment and some of their applications:

PRODUCT		SAMPLE APPLICATION

• System in package	•	Counter-measure suite for the F-16 Fighting Falcon
• Microprocessor modules	•	Air-to-air missiles, such as the Sidewinder AIM-9X and AIM-120 AMRAAM
	•	Embedded computers used in the Apache Helicopter, Advanced Amphibious Assault Vehicle and the Abrams M1A2 Tank
• Memory modules	•	Air-to-air missiles, such as the Sidewinder AIM-9X and AIM-120 AMRAAM
	•	Embedded computers used in the F-22 Raptor and Patriot PAC-3 Missile System
	•	Radar used in the F/A-18 Hornet
	•	Joint Strike Fighter, F-35
	•	Euro-fighter 2000
• Mechanical components	•	Impulse counters, altitude counters, rounds counters, F-16 trim panel
• Anti-tamper technology	•	Various military programs

Backlog

The backlog for defense electronics products (our continuing operations), represented by firm customer purchase orders, was $38.6 million at the end of both the 2008 and 2007 fiscal years. Approximately 74% of the fiscal year-end 2007 backlog was shipped during fiscal 2008, with the remaining backlog scheduled for shipment in fiscal 2009 and beyond. Approximately 61% of the fiscal 2008 year-end backlog is planned for shipment during fiscal 2009, with the remaining backlog scheduled for shipment in fiscal 2010 and beyond. The backlog after fiscal 2009 is a result of customer scheduling requirements for our products and not constraints on our capacity.

Competition

In the defense electronic product markets, we compete primarily based on performance, quality, durability and price. We have a number of present and potential competitors, including customers, many of which have greater financial, technical, marketing, distribution and other resources than we do.

Our principal competitors in the defense electronic product markets are divisions of Aeroflex Corporation, Austin Semiconductor, Teledyne Microelectronics Group and Esterline. We also compete with manufacturers that provide single chip microelectronic products.

SALES, MARKETING AND DISTRIBUTION

We use an integrated sales approach to closely manage relationships at multiple levels of the customer’s organization, including management, engineering and purchasing personnel. This approach involves a team consisting of a senior executive, a business development specialist, and members of our engineering department. Within continuing operations, our sales team consists of approximately 19 people, including 6 sales managers. Our use of experienced engineering personnel as part of the sales effort enables close technical collaboration with our customers during the design and qualification phase of new equipment. We believe that this is critical to the incorporation of our products into our customers’ equipment. Some of our executive officers are actively involved in key aspects of our relationships with our major customers and work closely with our customers’ senior management. We also use manufacturers’ representatives, independent sales representatives and distributors as needed.

The military sales cycle tends to be long in nature with a protracted design phase. Once a product is designed into a military system, it may be sole-sourced to a particular supplier. Due to the extensive qualification process and potential redesign required for using an alternative source, customers are reluctant to change the incumbent supplier. Our business is affected by certain seasonality factors. Our military orders tend to follow the government’s fiscal year, which is consistent with ours, with lower orders in the first half of the fiscal year and higher orders in the second half of the fiscal year.

Our products are sold with a warranty which differs in terms and conditions depending on the product and customer. Our products may be subject to repair or replacement during the warranty period.

PRINCIPAL CUSTOMERS

Our customers consist mainly of military prime contractors and the contract manufacturers who work for them in the United States, Europe and Asia.

In fiscal 2008, L-3 Communications and Arrow Electronics accounted for 14% and 12%, respectively, of total net sales. In fiscal 2007, Arrow Electronics accounted for 11% of total net sales. In fiscal 2006, no one customer accounted for more than 10% of our total net sales.

Total foreign sales for fiscal 2008, 2007 and 2006 were approximately $16.6 million, $18.2 million and $17.2 million, respectively. Additional information concerning sales by geographic area can be found in Note 14 of the Notes to the Consolidated Financial Statements.

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

Some of our product development costs are recoverable under contractual arrangements; however, the majority of these costs are self-funded. Our research and development expenditures were approximately $3.6 million, $3.4 million and $3.2 million in fiscal 2008, 2007 and 2006, respectively. We believe that strategic investment in process technology and product development is essential for us to remain competitive in the markets we serve. We are committed to maintaining appropriate levels of expenditures for product development.

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

International Trade Regulations

We must comply with laws concerning the export of material used exclusively for military purposes. The export of materials and data of this type are covered under International Traffic in Arms Regulations (“ITAR”) laws. We are registered with the US Department of State and renew our registration annually. We currently hold several licenses that allow us to export technical data and product to certain foreign companies.

RAW MATERIALS

The most significant raw materials that we purchase for our operations are memory devices in wafer, die and component forms. We are dependent on a few select manufacturers for our memory and package raw materials. We are also dependent on certain suppliers for particular customers due to their product specifications. Despite the risks associated with purchasing from a limited number of sources, we have made the strategic decision to select limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. We buy the same types of material components typically used in the commercial commodity markets which we enhance through packaging, testing, and other processes. As a result, we have to monitor the supply and demand and proactively plan our purchases. We have long-standing strategic relationships with world class semiconductor suppliers. Because of these capabilities and relationships, we believe we can continue to meet our customers’ requirements. In cases where unanticipated customer demand or supply shortages occur, we attempt to arrange, through strategic relationships with our semiconductor suppliers, for alternative sources of supply, where available, or defer planned production to meet anticipated availability of critical components or materials. We do not have specific long-term contractual arrangements with our vendors, but believe we have good relationships with them.

INTELLECTUAL PROPERTY

We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. The products we sell require a large amount of engineering design and manufacturing expertise. The majority of these technological capabilities, however, are not protected by patents and licenses. We rely on the expertise of our employees and our learned experiences in both the design and manufacture of our products. It is possible (and it has occurred in the past) that a competitor may also learn to design and produce products with similar performance abilities as our products. An increase in the sophistication of our competitors’ products may result in increased competition and a reduction of sales for our products.

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

No new patents related to our continuing operations were granted during fiscal 2008. We currently have two patent applications pending with the United States Patent and Trademark Office, which are currently under review.

EMPLOYEES

Within our continuing operations as of November 22, 2008, we had approximately 223 employees, including 19 in sales, 5 in marketing, 31 in research, development and engineering, 128 in manufacturing and quality assurance, and 40 in general and administrative. Approximately 28 of our active employees are employed pursuant to a three-year collective bargaining agreement covering workers at our Fort Wayne, Indiana facility that was ratified on November 20, 2007. The contract will expire on November 15, 2010. We believe we have a good working relationship with our employees.

FINANCIAL INFORMATION BY GEOGRAPHIC SEGMENT

See Note 14 of the Notes to the Consolidated Financial Statements for information relating to foreign sales by geographic region.

AVAILABLE INFORMATION

We make available, free of charge on or through our internet site www.whiteedc.com, the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

ITEM 1A	RISK FACTORS

We are subject to various risks associated with our decision to streamline our business and dispose of operations classified as discontinued operations.

During fiscal 2008, we made a strategic decision to streamline our business and focus our operations in the defense electronics market. Accordingly, our discontinued operations, including our IED and DSD businesses and commercial microelectronic product lines, are classified as assets and liabilities held for sale. We now have one segment which is focused on defense electronics. As a result of this decision, our revenue and profitability are concentrated in one industry and originates from customers who are generally military prime contractors and the contract manufacturers who work for them. Downturns, adverse events and other circumstances that may affect this industry and which are largely beyond our control will now uniquely and materially affect us. For instance, if the amount of potential business in this industry materially shrinks due to less governmental military spending, this would have a more material adverse effect on our results of operations, liquidity and our potential growth than in prior years.

In addition, our Board of Directors authorized management to sell all, or a part of, these discontinued operations. We may be unable to sell such assets at a desirable price, if at all. Moreover, even if we are able to sell these assets, it may take longer than anticipated and require a significant amount of time and attention from management. The diversion of management’s attention away from ongoing operations could adversely affect ongoing operations, business relationships and prospects from growing our streamlined business.

Current economic conditions may adversely affect our industry, business and results of operations.

The United States and global economy is currently undergoing a period of slowdown and unprecedented volatility, which many observers view as a recession. It is unclear how prolonged this slowdown will be and how it will affect our industry in particular. Many believe that the general future economic environment may continue to be less favorable than that of recent years. If the challenging economic conditions in the United States and other key countries persist or worsen, our customers may delay or reduce spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, results of operations and financial condition.

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

For instance, government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress typically appropriates funds for a given program on a fiscal-year basis even though contract performance may take more than one year. As a result, at the beginning of a major program, a contract is typically only partially funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations available for future fiscal years. Additionally, a new administration will be taking office in January 2009. A difference in philosophy and the worsening economic climate of the country could reduce or change appropriations.

The transition of the U.S. defense industry to purchase commercial off-the-shelf products and other trends within our industry could negatively affect us.

While we expect bookings to increase in fiscal 2009, no assurances can be given that this will occur. We believe that because of the unexpected length and cost of the war in Iraq, and as part of a broad overhaul of U.S. priorities, funds for weapons and equipment have been reallocated away from high technology programs to areas that we do not supply, such as personnel and infrastructure in support of the war’s operations. In addition, the United States defense industry is moving toward the purchase of commercial off-the-shelf products rather than those designed and manufactured to higher military specifications. To the extent that our products are replaced or materially offset by commercial off-the-shelf products, our operations would suffer. Even if military spending continues to increase, these shifts in military spending would negatively affect business, results of operations and financial condition.

The competitive bid process for government contracts may negatively affect us.

We have in the past and will likely in the future attempt to obtain U.S. government contracts and subcontracts through the process of competitive bidding. The competitive bid process typically requires us to estimate costs and the timing for completion of projects. If we do not accurately estimate the costs associated with a given project our profitability may be negatively affected or we could potentially even lose money. If we do not accurately estimate the timing required to complete a project we may be penalized monetarily or our reputation may be impaired. In addition, the competitive bid process often requires substantial and focused allocation of resources, including management’s time, with no guarantee of success or award of the contract. Ultimately, our sales and profits connected to competitive bidding on U.S. government contracts and subcontracts are unpredictable and are subject to many factors that are beyond our control, as well as trends and events that are difficult to predict.

Our goodwill has been impaired and may become impaired in the future.

We have goodwill resulting from our acquisitions. At least annually, we evaluate the goodwill for impairment based on the fair value of the related reporting units. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company. These changes have in the past, and may in the future, result in an impairment that would require a material non-cash charge to our results of operations.

We have made and may make other acquisitions and cannot assure you that any future acquisitions will be successful.

While we made our last acquisition in January 2003, we regularly look for strategic opportunities to grow and diversify our product offerings through acquisitions. There can be no assurance that we will be successful in identifying appropriate acquisition candidates or integrating products and operations with any such candidates that we may acquire. Any such acquisitions could involve the dilutive issuance of equity securities and/or the incurrence of debt. In addition, acquisitions may involve numerous additional risks, including:

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

We generally do not receive firm, long-term purchase commitments from our customers. Customers may cancel their orders, change production quantities or delay production for a number of reasons. At times, our customers’ industries experience significant decreases in demand for their products and services. The generally uncertain economic condition of several of the industries of our customers has resulted, and may continue to result, in some of our customers delaying the delivery of some of the products we manufacture for them, and placing purchase orders for lower volumes of products than originally anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers would seriously harm our results of operations for a period by reducing our net sales in that period. In addition, because many of our costs and operating expenses are fixed, a reduction in customer demand could harm our gross profit and operating income.

We have a concentrated customer base and, as a result, our net sales could decline significantly if we lose a major customer.

A large portion of our net sales has been derived from sales to a small number of our customers. Our five largest customers accounted for 43% of our net sales in fiscal 2008 and 37% of our net sales in fiscal 2007. Our customers are not subject to any minimum purchase requirements and can discontinue the purchase of our products at any time. In the event one or more of our major customers reduces, delays or cancels orders with us, and we are not able to sell our services and products to new customers at comparable levels, our net sales could decline significantly, which could adversely affect our financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our results of operations.

We depend on military prime contractors for the sale of our products and the failure of these customers to achieve significant sales of products incorporating our components would reduce our net sales and operating results.

We sell substantially all of our products to military prime contractors and the contract manufacturers who work for them. The timing and amount of sales to these customers ultimately depend on sales levels and shipping schedules for the products into which our components are incorporated. We have no control over the volume of products shipped by our military prime contractors and the contract manufacturers who work for them or shipping dates, and we cannot be certain that our military prime contractors or the contract manufacturers who work for them will continue to ship products that incorporate our components at current levels, or at all. Our business will be harmed if our military prime contractors or the contract manufacturers who work for them fail to achieve significant sales of products incorporating our components or if fluctuations in the timing and volume of such sales occur. Failure of these customers to inform us of changes in their production needs in a timely manner could also hinder our ability to effectively manage our business.

We depend on the continuing trend of outsourcing by prime military contractors, which is subject to factors beyond our control.

Our net sales and future growth in our net sales depend in part on outsourcing, in which we assume additional manufacturing and supply chain management responsibilities from military prime contractors. To the extent that these opportunities are not available, either because military prime contractors decide to perform these functions internally, or because they use other providers of these services, our results of operations may be adversely affected.

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

We may fail to meet projected financial results because our net sales, gross profits and net income will fluctuate from period to period.

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

Due to the complexity of our technology, our customers perform, and require us to perform, extensive process and product evaluation and testing, which results in a lengthy sales cycle. Our sales cycles often last for several months, and may last for up to a year or more. As a result of this lengthy sales cycle, our net sales and operating results may vary unpredictably from period to period. This fact makes it more difficult to forecast our quarterly results and can cause substantial variations in operating results from quarter to quarter that are unrelated to the long-term trends in our business. This lack of predictability in our results could adversely affect the market price of our common stock in particular periods.

Our failure to detect defects in our products could materially harm our relationship with customers, our reputation and our business.

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

Our continued success depends in large part on the continued growth of the defense and aerospace equipment market sector in which our products are used. Slow growth in this market in which we sell our products could reduce our sales, adversely affecting our business, financial condition and results of operations.

Downturns in the defense and aerospace markets could reduce the value of our inventories and cause a reduction in our profits.

In the past, we have experienced reductions in the value of our inventories due to unexpected demand declines. Such declines have caused us to write down several million dollars worth of inventory, which greatly reduced our profits for the given period. If any of the markets in which our customers operate suffers a decline, we may be forced to write down existing inventory, which could adversely affect our results of operations.

We are dependent on international markets for a large portion of our purchases and sales.

Foreign suppliers of semiconductor related materials are regularly threatened with, or involved in, trade disputes and sanctions. If trade disputes or sanctions arise that affect our suppliers, we may be unable to obtain access to critical sources of raw materials that we need to produce our products, in which event our business could be materially adversely affected.

We anticipate that our foreign sales will continue to account for a significant portion of our net sales. If the United States government places restrictions on exporting military technology using our products in countries where we have customers or vendors, it could cause a significant reduction in our sales. Our foreign sales are subject to the following risks:

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

If we are unable to retain employees with key technical expertise, our financial condition and future prospects could be materially harmed.

The products that we sell require a large amount of engineering design and manufacturing expertise. However, the majority of our technological capabilities are not protected by patents and licenses. We rely on the expertise of our employees and our learned experiences in both the design and manufacture of our products. If we were to lose one or more of our key employees, then we would likely lose some portion of our institutional knowledge and technical know-how. It is possible (and it has occurred in the past) that a competitor may also learn to design and produce products with similar performance abilities as our products. If a competitor were to do so, it may result in increased competition, and a reduction of sales for our products.

If we are unable to protect our intellectual property or if we are found to have infringed third party intellectual property rights, our business could be adversely and materially affected.

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

Our success depends to a significant degree upon the continued contributions of our senior management and other key personnel. The loss of the services of any of our senior management or other key personnel could adversely affect our business. We may not be able to retain these employees and searching for their replacements could divert the attention of other senior management and increase our operating expenses. None of our employees have employment contracts with us. We currently do not maintain any key person life insurance. To manage our operations effectively, we may need to hire and retain additional qualified employees in the areas of product design, engineering, operations management, manufacturing production, sales, accounting and finance. We may have difficulty recruiting these employees or integrating them into our business. Employee retention can also be challenging following acquisitions, with respect to current and integrated employees. Accordingly, in the event of a future acquisition or strategic transaction, we and our employees may face challenges and distractions that may adversely affect our financial condition and operating results.

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

In addition to following the general pattern of decreasing average selling prices, the selling prices for certain products, particularly SRAM, DRAM and Double Data Rate (“DDR”) II products, fluctuate significantly with real and perceived changes in the balance of supply and demand for these products. If we are unable to decrease per unit manufacturing costs faster than the rate at which average selling prices continue to decline, our business, financial condition and results of operations will be seriously harmed. In addition, we expect our competitors to invest in new manufacturing capacity and achieve significant manufacturing yield improvements in the future. These developments could result in a dramatic increase in worldwide supply and result in associated downward pressure on prices.

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

Increasing complexity generally requires the use of smaller geometries in semiconductor chips. This makes manufacturing new generations of products substantially more difficult and costly than prior products. Ultimately, whether we can successfully introduce these and other new products depends on our ability to develop and implement new ways of manufacturing our products. If we are unable to design, develop, manufacture, market and sell new products successfully, we will lose business and possibly be forced to exit from the particular market or sector.

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

Our manufacturing operations require raw materials that must meet exacting standards. Additionally, certain customers require us to buy from particular vendors due to their product specifications. The most significant raw materials that we purchase are memory devices in wafer, die, and component forms. Shortages of wafers and other raw materials may occur when there is a strong demand for memory integrated circuits and other related products. A major decline in a supplier’s financial condition could also cause a production slowdown or stoppage, which could affect our ability to obtain raw materials. We rely heavily on our ability to maintain access to steady sources of these raw materials at favorable prices. We are highly dependent on one or two semiconductor manufacturers for memory devices, such as SRAM, DRAM, DDR II, flash, etc. and one package manufacturer of ceramic packages for military components. We do not have specific long-term contractual arrangements, but we believe we are on good terms with our suppliers. We cannot be certain that we will continue to have access to our current sources of supply or that we will not encounter supply problems in the future. Any interruption in our supply of raw materials could reduce our sales in a given period, and possibly cause a loss of business to a competitor, if we could not reschedule the deliveries of our product to our customers. In addition, our gross profits could suffer if the prices for raw materials increase, especially with respect to sales associated with military contracts where prices are typically fixed.

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

We continue to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. Our management, including our Vice President and Chief Financial Officer and Executive Vice President, Sales and Marketing, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our Board of Directors is authorized to issue shares of preferred stock that could have rights superior to our outstanding shares of common stock, and, if issued, could adversely impact the value of our common stock.

Our amended and restated articles of incorporation permit our Board of Directors, in its sole discretion, to issue up to 1,000,000 shares of preferred stock. These shares may be issued without further action by our shareholders, and may include any of the following rights, among others, which may be superior to the rights of our outstanding common stock:

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

Our stock price has been volatile.

The price of our common stock fluctuates. The trading price of our common stock could be subject to wide fluctuations in response to:

•	future announcements concerning our company, our competitors or our principal customers, such as quarterly operating results, adjustments to previously reported results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations, or litigation;

•	the liquidity within the market of our common stock;

•	sales of common stock by our officers, directors and other insiders;

•	investor perceptions concerning the prospects of our business;

•	market conditions and investor sentiment affecting market prices of equity securities of high technology companies in the defense electronics industry;

•	general economic, political and market conditions, such as recessions or international currency fluctuations;

•	market reaction to acquisitions, joint ventures or strategic investments announced by us or our competitors;

•	lawsuits filed against the Company; and

•	compliance with the Sarbanes-Oxley Act.

ITEM 1B	UNRESOLVED STAFF COMMENTS

To our knowledge, we have no written unresolved comments regarding our periodic or current reports from the staff of the SEC.

ITEM 2	PROPERTIES

The following table sets forth the locations and general characteristics of the physical properties that we own or lease in connection with the conduct of our business:

	Square
Location	Footage	Own/Lease

Phoenix, Arizona (Headquarters)	74,000	Lease
Fort Wayne, Indiana	75,000	Own
*Hillsboro, Oregon	58,000	Lease
*Columbus, Ohio	41,000	Own

*	The Hillsboro, Oregon and Columbus, Ohio businesses are now included in discontinued operations. We expect to sell the building in Columbus, Ohio and either transfer, sublease or terminate the lease in Hillsboro, Oregon in connection with the sale of the operations.

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

We consider all of our facilities to be well maintained and adequate for current operations. All facilities have additional capacity, which could be utilized in the event of increased production requirements. Our manufacturing facilities that serve the military market must comply with stringent military specifications. Our manufacturing facility in Phoenix, Arizona is certified to ISO-9001/2000, AS9100, MIL-PRF 38534, MIL-PRF 38535, and has Class B, H and K status.

ITEM 3	LEGAL PROCEEDINGS

From time to time, we are subject to claims and litigation incident to our business. There are currently no such pending proceedings to which we are a party that we believe will have a material adverse effect on our consolidated results of operations, liquidity, or financial condition.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and business experience of both of our executive officers are listed below. There are no family relationships between any of our directors and executive officers or any arrangement or understanding between any of our executive officers and any other person pursuant to which any executive officer was appointed to his office.

Roger A. Derse, 58 Office of the President, Vice President and Chief Financial Officer, Secretary and Treasurer	Roger A. Derse has been a member of the Office of the President since August 2008 and our Vice President and Chief Financial Officer since March 2004. Mr. Derse has over 25 years experience in finance and accounting. He previously served as Consultant/Acting CFO for Vitron Manufacturing from 2002 through February 2004 and was Executive Vice President and Chief Operating and Financial Officer for Nanonics Corporation from 1998 to 2001. He was Chief Financial Officer for the White Microelectronics Division of Bowmar Instrument Corporation from 1993 to 1997. Mr. Derse holds a Bachelor of Science in Industrial Engineering from the University of Michigan, a Master in Accounting from the University of Arizona, and is a Certified Public Accountant.

Dante V. Tarantine, 55 Office of the President, Executive Vice President, Sales and Marketing	Dante V. Tarantine has been a member of the Office of the President since August 2008 and our Executive Vice President, Sales and Marketing since June 2008. He served as our Executive Vice President, Corporate Strategic Development from July 2007 to June 2008, our Executive Vice President, Sales and Marketing from January 2003 to June 2007 and our Senior Vice President of Sales from August 1998 to January 2003. He previously served as our Senior Vice President Sales and Marketing from September 1991 to August 1998 and as Vice President of Marketing for White Microelectronics from February 1987 to September 1991. Mr. Tarantine holds a Bachelor of Science in Electrical Engineering from California State University, Northridge.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the NASDAQ Global Market under the symbol “WEDC”. The following table sets forth the high and low sales prices for the common stock by quarter during the fiscal years ended September 27, 2008 and September 29, 2007.

	High	Low

Year Ended September 27, 2008
First quarter	5.45	4.46
Second quarter	5.00	3.99
Third quarter	5.39	4.26
Fourth quarter	5.25	4.27
Year Ended September 29, 2007
First quarter	5.84	4.84
Second quarter	6.95	5.43
Third quarter	6.85	5.66
Fourth quarter	6.02	3.50

As of December 9, 2008, our stock price was $3.33, and there were approximately 6,900 holders of record of our common stock. We have not paid cash dividends on our common stock and do not expect to do so in the foreseeable future. We intend to retain all earnings to provide funds for the operation and expansion of our business. In addition, our revolving line of credit agreement precludes the payment of cash dividends on our common stock.

Issuer Purchases of Equity Securities

On April 8, 2008, we announced our third repurchase program to acquire up to an additional 10%, or approximately 2.2 million shares, of our then outstanding common stock. The timing and amount of any repurchases under the program will depend on market conditions and corporate and regulatory considerations. The duration of the program is twenty-four months and any repurchases will be funded from our cash balances and operating cash flows. No purchases were made under this program during the fourth quarter of fiscal 2008.

The following Performance Graph and related information shall not be deemed “soliciting material” or to be filed with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph below matches the cumulative 5-year total return of holders of White Electronic Designs Corporation’s common stock with the cumulative total returns of the NASDAQ Composite index and the S&P Aerospace & Defense index. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes (including reinvestment of dividends, if any) was $100 on September 27, 2003 and tracks it through September 27, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among White Electronic Designs Corporation, The NASDAQ Composite Index
And The S&P Aerospace & Defense Index

*	$100 invested on September 27, 2003 in stock & index (including reinvestment of dividends, if any). Fiscal year ending Saturday nearest September 30th.

	9/03	9/04	9/05	9/06	9/07	9/08
White Electronic Designs Corporation	100.00	45.49	47.44	46.23	48.56	46.51
NASDAQ Composite	100.00	107.74	123.03	131.60	158.88	119.05
S&P Aerospace & Defense	100.00	133.81	155.16	188.04	249.91	186.37

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6	SELECTED CONSOLIDATED FINANCIAL DATA

The following table contains selected consolidated financial data for the fiscal years 2004-2008 (in thousands, except per share data):

	2008	2007	2006	2005	2004

Statement of Operations Data:
Net sales	$56,355	$52,073	$48,756	$48,452	$47,259
Income from continuing operations(1)	$2,483	$5,173	$5,524	$6,025	$3,961
Income (loss) from discontinued operations	(8,470)	(2,087)	489	$(9,561)	$846

Net income (loss)	$(5,987)	$3,086	$6,013	$(3,536)	$4,807
Income from continuing operations per common share:
Basic	$0.11	$0.22	$0.23	$0.25	$0.16
Diluted	$0.11	$0.21	$0.22	$0.24	$0.16
Income (loss) from discontinued operations per common share(2):
Basic	$(0.38)	$(0.09)	$0.02	$(0.39)	$0.03
Diluted	$(0.38)	$(0.09)	$0.02	$(0.39)	$0.03
Net income (loss) per common share:
Basic	$(0.27)	$0.13	$0.25	$(0.14)	$0.20
Diluted	$(0.27)	$0.13	$0.24	$(0.14)	$0.19
Balance Sheet Data (at year end):
Total assets	$111,658	$124,890	$130,508	$121,268	$124,900
Long-term debt	$—	$—	$—	$—	$—
Shareholders’ equity	$98,838	$106,372	$110,180	$104,220	$107,215

This table should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements provided elsewhere herein.

(1)	In fiscal 2008, the Company recorded $2.8 million in severance costs related to the departure of the CEO. Approximately $1.0 million of these costs were recorded in stock compensation expense for accelerated vesting and modifications of stock-based compensation. The remainder primarily related to cash payments in accordance with his severance agreement.

(2)	In fiscal 2008, the Company recorded $3.5 million for the estimated loss on sale of discontinued operations. This consisted of the write-off of existing technology and customer relationship intangibles as well as the write-down of certain property, plant and equipment and inventory to lower of cost or market. In fiscal 2007, the Company recorded a non-cash intangible asset impairment charge of $1.4 million related to customer relationships. In fiscal 2006, the Company recorded a non-cash goodwill impairment charge of approximately $0.4 million in connection with its review of goodwill for impairment. In fiscal 2005, the Company recorded a non-cash goodwill impairment charge of approximately $11.4 million in connection with its review of goodwill for impairment. The goodwill impairments had no corresponding income tax benefit.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a defense electronics manufacturer and supplier that designs, develops and manufactures innovative electronic components and systems for inclusion in high technology products for the defense and aerospace markets. Our defense electronics solutions include advanced semiconductor and state of the art multi-chip packaged components, circuit card assemblies and electromechanical assemblies, as well as our proprietary process for applying anti-tamper protection to mission critical semiconductor components. Our customers, which include military prime contractors and the contract manufacturers who work for them in the United States, Europe and Asia, outsource many of their defense electronic components and systems to us as a result of the combination of our design, development and manufacturing expertise.

Executive Summary

Continuing Operations

Net sales for the fiscal year ended September 27, 2008 were approximately $56.4 million, compared to net sales of $52.1 million for fiscal 2007. Net sales increased $4.3 million, or 8%, from fiscal 2007 primarily due to higher sales of our anti-tamper and ball grid array (“BGA”) products which more than offset decreases in modules and power PC products, as well as our electromechanical assemblies.

A key indicator of our future sales is the amount of new orders received compared to current net sales, known as the book-to-bill ratio. During the year, we received new orders of approximately $56.2 million, which equates to a book-to-bill ratio of 1.0:1. Bookings were consistent throughout the year and we expect bookings to increase in fiscal 2009. New orders for our anti-tamper process technology were approximately $4.8 million for the year and we had sales of approximately $12.0 million. We currently expect to see continued growth for anti-tamper technology products over the next several years.

Our gross margins were approximately 41% for fiscal 2008 compared to approximately 43% for fiscal 2007. The decrease is due to a lower margin product mix and higher costs associated with product yield as well as startup costs associated with circuit card assembly introduction. Our gross margin historically has been a blend of margins derived from custom and standard microelectronic components and electromechanical assemblies. We have traditionally experienced a range of margins in the 40% to 43% range depending on the custom versus standard concentration. As we move vertical with the introduction of military grade circuit card assemblies, which are more price sensitive, we expect overall margins to center around 40%.

Income from continuing operations for the fiscal year ended September 27, 2008 was $2.5 million, or $0.11 per diluted share, compared to income of $5.2 million, or $0.21 per diluted share, for fiscal 2007. The $2.7 million decrease was primarily due to the $2.8 million in expenses related to severance costs and expenses in connection with the departure of our CEO.

On August 28, 2008, we announced the resignation of Hamid Shokrgozar, Chairman, Chief Executive Officer and Director to pursue other opportunities. We recorded severance-related costs in the fourth quarter of fiscal 2008. Following his departure, Edward A. White, the Company’s founder, was elected Chairman of the Board and the Board of Directors appointed Roger A. Derse, Vice President and Chief Financial Officer, and Dante V. Tarantine, Executive Vice President, Sales and Marketing to perform the duties of the Office of the President. The Office of the President reports to a committee of the Board headed by Mr. White. The Board also formed a Special Committee to evaluate all possible strategic alternatives.

Discontinued Operations

On March 28, 2008, the Board of Directors authorized the disposal of the Interface Electronics Division (“IED”) and the commercial microelectronic product lines. On September 26, 2008, the Board of Directors authorized the disposal of the Display Systems Division (“DSD”). These decisions resulted from an effort to streamline the Company’s businesses to focus on product lines where the Company has superior technical knowledge, specialized manufacturing capabilities and an ongoing commitment to research and development. With the streamlining of our business operations, we are now reporting one segment — Defense Electronics. We believe this course of action will increase shareholder value and allow us to focus on growing our business both organically and through other alternatives, including potential acquisitions. As a result of our decision to dispose of these product lines, we have accounted for them as discontinued operations for all periods presented in the accompanying consolidated financial statements and the assets and liabilities of the discontinued operations are classified as assets and liabilities held for sale.

Our discontinued operations generated $40.1 million in revenues in fiscal 2008 compared to $52.2 million in fiscal 2007. The decrease in revenue of $12.1 million, or 23%, was primarily due to the economic downturn which affected demand for our tablet PC, appliance, and other consumer products. Gross profit for fiscal 2008 was $5.4 million, or 14%, compared to $8.6 million, or 16%, in fiscal 2007. The decrease was a result of lower revenues and lower overhead absorption. Loss from discontinued operations was $5.0 million in fiscal 2008 compared to $2.1 million in fiscal 2007. The increase in the loss was due to the lower gross profit and the $3.5 million write-off of goodwill related to our DSD reporting unit which more than offset the $1.4 million write-down of customer relationship intangibles related to our IDS acquisition and the savings from our reductions in force and other cost reductions taken in fiscal 2007.

In fiscal 2008, we also recorded $3.5 million, net of tax, for loss on sale of discontinued operations. Based on market factors and the consideration being discussed in connection with the disposal of the product lines, we recorded impairment charges related to the customer relationship and existing technology intangibles of the IED and commercial microelectronics reporting units, fixed assets at IED and inventory at IED and in our commercial microelectronic product lines.

We currently expect to complete the disposal of our IED and commercial product lines by the end of the second quarter of fiscal 2009 and DSD by the end of fiscal 2009.

Including the charges in connection with the disposal of the product lines discussed above, net loss for the fiscal year ended September 27, 2008 was $6.0 million, or $0.27 per diluted share, compared to net income of $3.1 million, or $0.13 per diluted share, for fiscal 2007.

Fiscal 2008 strategic initiatives for continuing operations and a fourth quarter update of their progress:

•	Pursuit of Circuit Card Assembly (“CCA”) for military customers. Update: Expansion in CCA for defense customers continued with several advanced design and development orders as well as production orders. Quoting activity for the fourth quarter also increased over the third quarter of fiscal 2008.

•	Next generation Anti-Tamper (“AT”) technology. Update: AT technology development has continued with advances in protection of sensitive data. As this business involves classified programs, these programs are generally not discussed. Quoting activity increased during the fourth quarter over the previous quarter, with several production orders booked.

•	Continue the stock repurchase program. Update: In April 2008, we announced our third repurchase program to acquire up to an additional 10%, or approximately 2.2 million shares, of the Company’s outstanding common stock. The duration of the program is twenty-four months and will be funded from available working capital. The timing and amount of any purchases under this program will depend on market conditions and corporate and regulatory considerations. During the third quarter we purchased 13,179 shares at an average price of $4.73 per share. No further purchase activity occurred during the fourth quarter. Resumption of the program is under evaluation.

•	Pursuing strategic alternatives. Update: The Company’s previously announced exploration of strategic alternatives under the supervision of the independent special committee of its Board is actively underway.

The Company continues to work closely with its financial advisor Jefferies Quarterdeck, a division of Jefferies Co. to identify opportunities to enhance stockholder value. Wilson Sonsini Goodrich & Rosati, Professional Corporation, is acting as legal advisor.

As previously indicated, the process involves a thorough review of strategic alternatives, including WEDC continuing as an independent public company, merging with or acquiring another public or private defense electronics company, or being acquired by a strategic or financial investor. The special committee is giving due consideration and deliberation with respect to all opportunities that are available to the Company with the goal of identifying what it believes is the best strategy for the Company.

We believe the Company’s realignment to be exclusively focused as a defense electronics manufacturer and supplier — coupled with its positive cash flow, substantial cash reserves and lack of debt — allows the Company substantial flexibility to conduct a thorough process with a focus on creating long term shareholder value. The committee is committed to completing the process expeditiously as possible, while ensuring that all alternatives are given appropriate consideration.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data expressed as a percentage of net sales:

	Fiscal Year Ended
	September 27,	September 29,	September 30,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	59.4%	57.1%	55.8%

Gross profit	40.6%	42.9%	44.2%

Operating expenses:
Selling, general and administrative	30.6%	27.0%	25.6%
Research and development	6.4%	6.5%	6.6%

Total operating expenses	37.0%	33.5%	32.2%

Operating income	3.6%	9.4%	12.0%
Interest income	2.8%	4.9%	4.5%

Income from continuing operations, before income taxes	6.4%	14.3%	16.5%
Provision for income taxes	(2.0)%	(4.4)%	(5.3)%

Income from continuing operations	4.4%	9.9%	11.2%

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(8.8)%	(4.0)%	1.1%
Loss on sale of discontinued operations, net of tax	(6.2)%	—	—

Income (loss) from discontinued operations	(15.0)%	(4.0)%	1.1%

Net income (loss)	(10.6)%	5.9%	12.3%

Fiscal Year ended September 27, 2008 compared to Fiscal Year ended September 29, 2007

Net Sales

Net sales were $56.4 million for the year ended September 27, 2008, an increase of $4.3 million, or approximately 8%, from $52.1 million for the year ended September 29, 2007. The increase was due to higher sales of our anti-tamper and BGA products which more than offset decreases in modules and Power PC products, as well as our electromechanical assemblies. We expect net sales to increase in fiscal 2009 as compared to fiscal 2008.

L-3 Communications and Arrow Electronics accounted for approximately $7.7 million and $6.6 million, or 14% and 12%, respectively, of our fiscal 2008 net sales as compared to $3.4 million and $5.9 million, or 7% and 11%, respectively, of fiscal 2007 net sales and $4.0 million and $4.6 million, or 8% and 9%, respectively, of fiscal 2006 net sales.

The majority of our sales are not subject to seasonal fluctuations over the course of a year. Our military sales tend to follow the government’s fiscal year, which ends in September, and are typically less in the first quarter of our fiscal year and more in the fourth quarter of our fiscal year.

Gross Profit

Gross profit was $22.9 million for the year ended September 27, 2008, an increase of $0.5 million, or 2%, from $22.4 million for the year ended September 29, 2007. Gross margin as a percentage of net sales was approximately 41% for the year ended September 27, 2008, compared to approximately 43% for the year ended September 29, 2007. The increase in gross profit resulted from higher sales partially offset by a decrease in gross margin due to product mix. The lower gross margin as a percentage of net sales was due to lower margin product mix and higher costs associated with product yield as well as startup costs associated with circuit card assembly introduction.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $17.3 million for the year ended September 27, 2008, an increase of $3.3 million, or approximately 24%, from $14.0 million for the year ended September 29, 2007. This increase resulted from an increase in general and administrative expenses of $3.5 million, offset by a decrease in selling expenses of $0.2 million over the comparable period. General and administrative expenses increased mainly because of $2.8 million in severance-related costs in connection with the departure of our CEO and $0.6 million of payroll-related expenses. Selling expenses decreased primarily due to a decrease in commissions as the commission percentage decreased from fiscal 2007.

As a percentage of net sales, selling, general and administrative expenses were approximately 31% as compared with 27% for the prior year. The increase was caused by the higher expenses in fiscal 2008. Due to the continued compliance requirements related to the Sarbanes-Oxley Act, the expense related to the adoption of SFAS 123(R) and the restructuring of our business, we expect selling, general and administrative expenses to average between 24% and 26% of net sales.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $3.6 million for the year ended September 27, 2008, an increase of $0.2 million, or 6%, as compared to $3.4 million for the year ended September 29, 2007. The increase was primarily attributable to increased payroll costs. Research and development expenses as a percentage of net sales have been approximately 6% to 7% of net sales over the past three years. We are committed to the research and development of new and existing products and expect research and development expenses to remain at approximately the same percentage of net sales in the future.

Ongoing product development projects include new product designs for various types of memory products including DDR II, DDR III, FLASH and microprocessors, and ball grid arrays using these semiconductors; continuing development of anti-tamper technologies; and advanced custom designs for use in defense markets.

Interest Income

Interest income consists of interest earned on our cash balances invested primarily in money market accounts. Interest income was $1.6 million for the year ended September 27, 2008, a decrease of $0.9 million, or 36%, from

$2.5 million for the year ended September 29, 2007. This decrease was primarily attributable to decreased interest rates as our average invested balances increased approximately $4.0 million.

Income Taxes

Income tax expense consists of current and deferred federal and state income taxes. Income tax expense was $1.1 million for the year ended September 27, 2008, compared to $2.3 million for the year ended September 29, 2007. The effective tax rate was approximately 31% for both the year ended September 27, 2008 and September 29, 2007. The Company’s effective tax rate is increased from the federal statutory tax rate of 34% by the impact of state taxes and is decreased by reductions for the manufacturers’ deduction, research and experimentation tax credits, and a reduction in the tax reserve. See Note 7 to the Consolidated Financial Statements.

Fiscal Year ended September 29, 2007 compared to Fiscal Year ended September 30, 2006

Net Sales

Net sales were $52.1 million for the year ended September 29, 2007, an increase of $3.3 million, or approximately 7%, from $48.8 million for the year ended September 30, 2006. The increase was primarily attributable to the shipment of increased orders received in recent quarters as we experienced a greater demand for our products.

In fiscal 2007, Arrow Electronics accounted for approximately $5.9 million, or 11%, of our net sales as compared to $4.6 million, or 9%, of our fiscal 2006 net sales. No other customer accounted for 10% or more of our net sales for these periods.

Gross Profit

Gross profit was $22.4 million for the year ended September 29, 2007, an increase of $0.8 million, or approximately 4%, from $21.6 million for the year ended September 30, 2006. Gross margin as a percentage of net sales was approximately 43% for the year ended September 29, 2007 compared to approximately 44% for the year ended September 30, 2006. The increase in gross profit came from higher sales volume partially offset by a lower margin product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $14.0 million for the year ended September 29, 2007, an increase of $1.6 million, or approximately 13%, from $12.4 million, for the year ended September 30, 2006. This increase was due to an increase in selling expenses of $1.7 million, offset by a decrease in general and administrative expenses of $0.1 million over the comparable period. Selling expenses increased primarily due to the hiring of additional sales executives to support our long-term growth and higher commissionable sales. General and administrative expenses decreased mainly because of lower compensation expense.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $3.4 million for the year ended September 29, 2007, an increase of $0.2 million, or 6%, as compared to $3.2 million for the year ended September 30, 2006. The increase was primarily attributable to increased expenditures for our next generation anti-tamper technology.

Interest Income

Interest income consists of interest earned on our cash balances invested primarily in money market accounts. Interest income was $2.5 million for the year ended September 29, 2007, an increase of $0.3 million, compared to $2.2 million for the year ended September 30, 2006. This increase was attributable to increased interest rates.

Income Taxes

Income tax expense consists of current and deferred federal and state income taxes. Income tax expense was $2.3 million for the year ended September 29, 2007, compared to $2.6 million for the year ended September 30, 2006. The effective tax rate was approximately 31% for the year ended September 29, 2007, compared to 32% for the year ended September 30, 2006. The Company’s effective tax rate is increased from the federal statutory tax rate of 34% due to the impact of state taxes and is decreased by reductions for foreign sales exclusions, a new manufacturers’ deduction and research and experimentation tax credits. See Note 7 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Cash on hand as of September 27, 2008 totaled approximately $52.6 million and was primarily invested in money market accounts. During fiscal year 2008, cash provided by operating activities was approximately $3.5 million versus $4.3 million in fiscal 2007. The decrease was primarily due to a decrease in net income offset by an increase in stock-based compensation expense related to employee stock awards, primarily as a result of the $2.8 million of severance costs in connection with the departure of our CEO. Depreciation totaled approximately $2.5 million and $2.3 million for fiscal 2008 and 2007, respectively. We expect depreciation to remain consistent with the 2008 level in fiscal 2009.

Accounts receivable in fiscal 2008 increased approximately $0.4 million from fiscal 2007, primarily as a result of the timing of invoicing and receipts. Days sales outstanding at September 27, 2008 was 68 days, which was lower than the 71 days at September 29, 2007. Our days sales outstanding typically approximates 66 days.

Inventories increased approximately $0.3 million from fiscal year 2007. Inventory of approximately $15.4 million as of September 27, 2008 represents 168 days of inventory on hand, a decrease from 185 days on hand at September 29, 2007. The levels of inventory fluctuate based on changes in expected production requirements, the fulfillment of orders and availability of raw materials. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to purchase larger amounts of inventory per order and hold it for longer periods of time. This has the effect of increasing the number of days of inventory on hand. We expect to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our cash balances and operating cash flows.

Prepaid expenses and other current assets increased approximately $1.4 million from the end of fiscal 2007. This was primarily due to the prepayment of income taxes.

Accrued expenses as of September 27, 2008 decreased approximately $1.1 million from the end of fiscal 2007. Accrued salaries and benefits were approximately $0.5 million higher at September 27, 2008 compared to the end of fiscal 2007 due to higher accrued compensation. Other accrued expenses were approximately $1.0 million lower, primarily due to the decrease in income taxes payable and accrued commissions. Deferred revenue at September 27, 2008 was approximately $4.0 million, and included approximately $3.4 million of advance payments from customers.

Purchases of property, plant and equipment during the year ended September 27, 2008 totaled approximately $3.0 million, with $0.1 million remaining in accounts payable at year-end.

In connection with our decision to consolidate our Phoenix locations, we entered into a new ten-year operating lease for the expanded headquarters/microelectronic building in fiscal 2005. The project and the consolidation were completed in the second quarter of fiscal 2006 and we incurred approximately $4.1 million in improvements.

We maintain a pension plan for eligible union employees at our Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. See Note 8 to the Consolidated Financial Statements for additional information. We expect to fund our pension obligation through returns on plan assets and our contributions to the plan over the next several years. Actual contributions will be dependent on the actual investment returns during that period. While the current market conditions could have an adverse effect on our plan investments, any additional required contribution is not expected to have a material effect on our consolidated financial statements and we expect to fund such contributions from our cash balances and operating cash flows. We contributed $0.1 million to the pension plan in fiscal year 2008. We believe that funding the plan over the next several years will not significantly impact our liquidity.

An additional $0.3 million of cash was received pursuant to common stock options exercised throughout fiscal year 2008.

We purchased, pursuant to two separate stock repurchase programs, a total of approximately 2.4 million shares, or 10%, of our then outstanding common stock. The number of shares repurchased under these programs in fiscal 2008, 2007 and 2006 was 0.6 million, 1.5 million and 0.3 million, respectively. All repurchases were funded from our cash balances and operating cash flows.

On April 8, 2008, we announced our third repurchase program to acquire up to an additional 10%, or approximately, 2.2 million shares, of our then outstanding common stock. The timing and amount of any repurchases under the program will depend on market conditions and corporate and regulatory considerations. During the fiscal year ended September 27, 2008, we repurchased 13,179 shares under this program for a total cost of $0.1 million, inclusive of commissions and fees. The duration of the program is twenty-four months and any repurchases will be funded from our cash balances and operating cash flows.

On April 3, 2007, we entered into a $30.0 million revolving line of credit agreement with JPMorgan Chase Bank, N.A. Borrowings, if any, under the revolving line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” A commitment fee of 0.125% is charged on the unused portion of the line. The line of credit expires on March 31, 2009. This agreement replaced the previous JPMorgan Chase Bank, N.A. Loan and Security Agreement that expired on March 31, 2007. On August 5, 2008, we entered into a Second Modification Agreement to our Revolving Line of Credit Agreement (the “Amendment to the Credit Agreement”). The primary purpose of the Amendment to the Credit Agreement was to amend the definition of “Net Income,” which is used in one of our financial covenants, to provide that the impact of any extraordinary non-cash gains or losses, determined in accordance with GAAP, and any non-cash goodwill impairments or non-cash gains or losses on sale of discontinued operations are excluded from the determination of “Net Income.” Taking into account the Amendment to the Credit Agreement, we are in compliance with all debt covenant requirements contained in our revolving line of credit agreement. As of September 27, 2008, there were no borrowings against the revolving line of credit, and we have not borrowed against any credit facility since April 2003.

We believe that our existing sources of liquidity, including expected cash flows from operating activities, existing cash balances, existing credit facilities and other financing sources, will satisfy our expected cash requirements for at least the next twelve months.

Contractual Obligations

We have entered into certain long-term contractual obligations in our continuing operations that will require various payments over future periods as follows (in thousands):

	Payments Due by Period as of September 27, 2008
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Operating leases(1)	$6,205	$856	$1,760	$1,837	$1,752
Pension funding(2)	—	—	—	—	—

Total Contractual Obligations	$6,205	$856	$1,760	$1,837	$1,752

(1)	We also have the following obligations related to discontinued operations: Total — $926, Less than 1 Year — $721, 1-3 Years — $205.

(2)	We are committed to meeting the annual minimum funding requirements relating to our pension plan, which covers 28 active employees at our Fort Wayne, Indiana facility. We contributed $0.1 million to the pension plan in fiscal year 2008. We do not expect minimum funding requirements to be material. We may also make contributions to the pension plan in excess of the minimum funding requirements during any year. See Note 8 to the Consolidated Financial Statements for additional information regarding the pension fund.

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

Revenue Recognition

We sell defense electronic products primarily to military prime contractors. A portion of our products are also sold through distributors or resellers. We recognize revenue on product sales when persuasive evidence of an arrangement with the customer exists, title to the product has passed to the customer (usually occurs at time of shipment), the sales price is fixed or determinable, and collectability of the related billing is reasonably assured. Advance payments from customers are deferred and recognized when the related products are shipped. Revenue relating to products sold to distributors or resellers who either have return rights or where the Company has a history of accepting product returns are deferred and recognized when the distributor or reseller sells the product to the end customer. We also provide limited design services pursuant to related customer purchase orders and generally recognize the associated revenue as such services are performed. However, it may be deferred until certain elements are completed. We may from time to time enter into certain arrangements that contain multiple elements such as performing limited design services accompanied with follow-on manufacturing of related products. We allocate revenue to the elements based on relative fair value, and recognize revenue for each element when there is evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Arrangements with multiple elements that are not considered separate units of accounting require deferral of revenue until certain other elements have been delivered or the services have been performed. The amount of the revenue recognized is impacted by our judgment as to whether an arrangement includes multiple elements, and whether the elements are considered separate units of accounting, as well as management’s judgments regarding the fair values of the elements used to determine relative fair values.

Excess and Obsolete Inventory

Historically, we have experienced fluctuations in the demand for our products based on cyclical fluctuations in the defense electronics markets. These fluctuations may cause inventory on hand to lose value or become obsolete. In order to present the appropriate inventory value on our financial statements, we identify slow moving or obsolete inventories and record provisions to write down such inventories to net realizable value. These provisions are based on management’s comparison of the value of inventory on hand against expected future sales. If future sales are less favorable than those projected by management, additional inventory provisions may be required.

Accounts Receivable and Allowance for Doubtful Accounts

We record trade accounts receivable at the invoiced amount and they do not bear interest. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make these estimates based on an analysis of accounts receivable using available information on our customers’ financial status and payment histories. Historically, bad debt losses have not differed materially from our estimates. Continuing operation write-offs against the allowance were $0 in fiscal 2008, $1,000 in fiscal 2007 and $0 in fiscal 2006.

Defined Benefit Plan

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

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with SFAS No. 142 which requires goodwill to be tested for impairment on an annual basis (and more frequently in certain circumstances) and written down when impaired. Goodwill recorded was $1.8 million both at September 27, 2008 and September 29, 2007. SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. We also regularly evaluate intangible assets for impairment pursuant to SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and evaluate the continued appropriateness of estimated future lives assigned to these assets.

Stock-Based Compensation Expense

With the adoption of SFAS 123(R), we are required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carry forwards. We regularly review our deferred tax assets for recoverability by assessing our forecasts of future taxable income and reviewing available tax planning strategies that could be implemented to realize our deferred tax assets and, if necessary, establish a valuation allowance.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for the Company on September 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The Company adopted FIN 48 on September 30, 2007. See Note 7 — Income Taxes for a discussion of the impact of FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for the Company’s fiscal year 2009 beginning September 28, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, delaying the effective date of SFAS No. 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 is currently being evaluated by the Company and is not expected to have a material impact on the Company’s financial condition or results of operations; however, additional disclosures may be required regarding the inputs used to develop the measurements and the effect of certain of the measurements on changes in net assets from period to period.

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

In December 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-01, Accounting for Collaborative Arrangements, which prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year 2010 beginning October 4, 2009. The Company does not currently have an application for this statement.

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

As of September 27, 2008, we had no borrowings on our revolving line of credit with JPMorgan Chase Bank, N.A. Should we borrow against the line, interest charged on these borrowings would be at the lower of the JPMorgan Chase Bank, N.A. “prime rate” or the London Interbank Offered Rate (“LIBOR”) plus 1.5%. During fiscal 2008, the bank’s prime rate averaged 5.97% and was 5.00% as of September 27, 2008.

We are subject to changes in the prime rate based on Federal Reserve actions and general market interest fluctuations. We are also subject to fluctuations in the LIBOR. As of September 27, 2008, the LIBOR was approximately 3.37%. Should we begin borrowing against the credit line, annual interest expense (at 4.87%) would be approximately $48,700 for every $1.0 million borrowed. A hypothetical 1% increase in the interest rate would increase interest expense by approximately $10,000 per $1.0 million borrowed on an annual basis. We believe that moderate interest rate increases will not have a material adverse impact on our consolidated results of operations, liquidity or financial position.

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

Evaluation of Disclosure Controls and Procedures.  Attached as exhibits to this Form 10-K are certifications of our Chief Financial Officer (“CFO”) and Executive Vice President, Sales and Marketing, both of whom make up the Office of the President, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the evaluation process.

We have evaluated, under the supervision and with the participation of management, including our CFO and Executive Vice President, Sales and Marketing, the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our management, including our CFO and Executive Vice President, Sales and Marketing, concluded that as of September 27, 2008 our disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management, including our CFO and Executive Vice President, Sales and Marketing, has also concluded that our disclosure controls are designed to ensure such information is accumulated and communicated to our management, including our CFO and Executive Vice President, Sales and Marketing, as appropriate, to allow timely decisions regarding required disclosure. Furthermore, our disclosure controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.  Our management, including our CFO and our Executive Vice President, Sales and Marketing, both of whom make up the Office of the President, is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the degree of compliance with internal control policies or procedures may deteriorate.

Our management, with the participation of our CFO and Executive Vice President, Sales and Marketing, has undertaken an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 27, 2008 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the COSO framework, management has concluded that the Company’s internal control over financial reporting was effective as of September 27, 2008.

Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the

Company’s internal control over financial reporting as of September 27, 2008, as stated in their report which appears in the “Report of Independent Registered Public Accounting Firm” on page 41 of this Form 10-K.

ITEM 9B	OTHER INFORMATION

Annual Salary Increases

On December 10, 2008, the Compensation Committee of our Board of Directors increased the annual base salary of our named executive officers as follows:

Name	Title	New Salary

Roger A. Derse	Vice President, Chief Financial Officer, Secretary and Treasurer	$240,500
Dante V. Tarantine	Executive Vice President, Sales and Marketing	$256,000

Additionally, Mr. Derse and Mr. Tarantine will continue to receive an extra $5,000 per month while they serve in the Office of the President, and each will receive a one-time bonus of $60,000 when a new Chief Executive Officer (principle executive officer) is hired and commences employment.

Cash Bonuses

In addition to the above increase, the Compensation Committee approved fiscal year 2008 discretionary cash bonus payments to each named executive officer in the following amounts:

Name	Title	Bonus

Roger A. Derse	Vice President, Chief Financial Officer, Secretary and Treasurer	$30,000
Dante V. Tarantine	Executive Vice President, Sales and Marketing	$30,000

Bonuses were awarded in accordance with the policy established by the Board of Directors and the Compensation Committee. Base salaries and participation in cash bonus plans may be adjusted from time to time as determined by the Compensation Committee of the Board of Directors.

Restricted Stock Units

The Compensation Committee granted and approved 50,000 RSUs for each of Mr. Derse and Mr. Tarantine. The RSUs will vest over a two-year period, with 50% of each RSU award vesting on the first-year anniversary of the date of grant and the remaining 50% of each RSU award vesting upon the end of the second-year anniversary of the date of grant. Mr. Tarantine was awarded an additional 25,000 RSUs, of which one half (12,500) will vest on December 12, 2008 and the remainder on December 12, 2009, to equalize the award given to Mr. Derse on December 12, 2007. Upon a “Change of Control” of the Company (as such term is defined in the 1994 Flexible Stock Plan) each RSU award will automatically and fully vest.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Unless otherwise set forth below, the information required by this Item 10 will be set forth in our proxy statement (which will be filed with the SEC no later than 120 days following our 2008 fiscal year-end or will be filed in an amendment to this Annual Report on Form 10-K) relating to our 2009 annual meeting of shareholders (the “2009 Proxy Statement”), and is incorporated herein by this reference.

The information required by this Item 10 for our executive officers is set forth under Part I, Item 4, of this Annual Report on Form 10-K, under the subheading “Executive Officers of the Registrant.”

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, executive officers, director of financial reporting and compliance and division controllers. A copy of the Code of Ethics and Business Conduct is posted on our internet web site at www.whiteedc.com. If we make any amendment to, or grant any waivers of, a provision of the Code of Ethics and Business Conduct that applies to our principal executive officers, principal financial officer, director of financial reporting and compliance, or division controllers where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on our internet web site. In addition, any waiver of a provision of the Code of Ethics and Business Conduct applicable to any of our directors or executive officers will be disclosed on Form 8-K as required by the NASDAQ Marketplace Rules.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this Item 11 will be set forth in the 2009 Proxy Statement and is incorporated herein by this reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Unless set forth below, information required by this Item 12 is set forth in the 2009 Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table provides information as of September 27, 2008, with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options	Outstanding Options	(Excluding Securities
	and Restricted Stock	and Restricted Stock	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	1,644,650	$4.33	590,737
Equity compensation plans not approved by security holders(2)	591,270	$4.77	235,936

Total	2,235,920	$4.44	826,673

(1)	Equity compensation plans approved by security holders include the 1994 Flexible Stock Plan, as amended, the 2001 Director Stock Plan, the Amendment to the Company’s Stock Plan for Non-Employee Directors and the 2006 Director Restricted Stock Plan.

(2)	Equity Compensation Plans not approved by security holders include the following plans:

Shokrgozar Plan — During fiscal 2000, the Company’s Board of Directors approved an independent grant to Mr. Shokrgozar for a nonqualified stock option to purchase up to 125,000 shares of common stock at an exercise price of $2.75 per share, vesting over four years. At September 27, 2008, 125,000 shares from this independent option right were still under option.

2000 Broad Based Non-Qualified Stock Plan — During fiscal 2001, the Company’s Board of Directors approved the 2000 Broad Based Non-Qualified Stock Plan, which provides for the issuance of options to purchase shares of Common Stock at an exercise price equal to the fair market value at the date of grant. As of September 27, 2008, 235,936 shares were available for grant and 441,252 granted options were unexercised.

IDS Plan — The Company assumed the IDS Stock Option Plan and 169,000 warrants with the acquisition of IDS in January 2003. As of September 27, 2008, 25,018 granted options were unexercised and there were no shares available for grant. In addition, all warrants have been exercised.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 will be set forth in the 2009 Proxy Statement and is incorporated herein by this reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be set forth in the 2009 Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

INDEX TO FINANCIAL STATEMENT SCHEDULES

Financial Schedule	Page

Schedule II Valuation and Qualifying Accounts and Reserves	74

(a)(3) Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 on Form 8-K filed May 6, 1998).
2.2	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A on Form S-4 filed June 11, 1998, Registration No. 333-56565).
2.3	Second Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B on Form S-4/A, filed September 2, 1998, Registration No. 333-56565).
2.4	Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp., and Interface Data Systems, Inc. (incorporated herein by reference to Exhibit 2.1 on Form 8-K filed January 24, 2003).

Exhibit
Number		Description

2.5		Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corp., Panelview, Inc., Panelview Partners L.P., Randal Barber, Gaylene Barber, Marshall R. Moran, John Cochran, Greyson N. Barber, and Morgan D. Barber (incorporated herein by reference to Exhibit 10.29 on Form 10-Q, filed February 13, 2001).
2.6		Agreement and Plan of Merger dated September 26, 2006, by and between Interface Data Systems, Inc. and White Electronic Designs Corporation (incorporated herein by reference to Exhibit 2.6 on Form 10-Q filed February 8, 2007).
3.1		Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed December 24, 1998).
3.2		Amended and Restated By-Laws of White Electronic Designs Corporation dated December 5, 2007 (incorporated herein by reference to Form 8-K filed December 7, 2007).
4.1		Shareholder Rights Agreement, dated December 6, 1996 (incorporated herein by reference to Exhibit 5(b) on Form 8-K, filed December 19, 1996).
4.2		Amendment No. 1 to Rights Agreement, dated as of December 6, 1996 (incorporated herein by reference to Exhibit 4.3 on Form S-4, filed June 11, 1998, Registration No. 333-56565).
4.3		Amendment No. 2 to Rights Agreement, effective December 5, 2006 (incorporated herein by reference to Exhibit 4.3 on Form 10-K, filed December 14, 2006).
10.1		Agreement to be Bound by Registration Rights Agreements, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.1 on Form S-4, filed Jun 11, 1998, Registration No. 333-56565).
10	.2**	Agreement to be Bound by Severance Agreements and Employment Agreement, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.2 on Form S-4, filed June 11, 1998, Registration No. 333-56565).
10	.3**	White Electronic Designs Corporation 1994 Flexible Stock Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed May 9, 2001, Registration No. 333-60544).
10	.4**	Amendment to the Bowmar Instrument Corporation 1994 Flexible Stock Plan, effective May 7, 2001 (incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Shareholders).
10.5		White Electronic Designs Corporation Rule 10b5-1 Stock Purchase Plan, dated June 21, 2006 (incorporated by reference to Exhibit 10.3 on Form 10-Q, filed August 10, 2006).
10.6		Credit Agreement by and among White Electronic Designs Corporation, certain lenders named therein and JPMorgan Chase Bank, N.A., dated April 3, 2007 (incorporated by reference to Exhibit 10.2 on Form 10-Q, filed May 10, 2007).
10	.7*	First Modification Agreement to Revolving Line of Credit Agreement with JPMorgan Chase Bank, N.A., dated February 12, 2008.
10.8		Second Modification Agreement to Revolving Line of Credit Agreement with JPMorgan Chase Bank, N.A., dated August 5, 2008 (incorporated herein by reference to Exhibit 10.1 on Form 10-Q, filed August 7, 2008).
10	.9**	White Electronic Designs Corporation 2001 Director Stock Plan (incorporated herein by reference to Exhibit 99 on Form S-8, filed May 9, 2001, Registration No. 333-60536).
10	.10**	Amendment to Bowmar Instrument Corporation Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Appendix D to the Company’s definitive Proxy Statement in connection with the 2001 Annual Meeting of Shareholders).
10	.11**	White Electronic Designs Corporation Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 99 on Form S-8, filed May 9, 2001, Registration No. 333-60548).

Exhibit
Number		Description

10	.12**	White Electronic Designs Corporation 2000 Broad Based Employee Stock Option Plan (incorporated herein by reference to Exhibit 99 on Form S-8, filed May 9, 2001, Registration No. 333-60542).
10	.13***	Severance Agreement and Release of Claims, dated August 28, 2008, between White Electronic Designs Corporation and Hamid R. Shokrgozar (incorporated herein by reference to Exhibit 10.1 on Form 8-K, filed August 29, 2008).
10	.14**	Non-Qualified Stock Option Agreement between White Electronic Designs Corporation and Hamid Shokrgozar dated November 10, 1999 (incorporated herein by reference to Exhibit 10.42 on Form 10-K filed on December 23, 2002).
10.15		Industrial Real Estate Lease dated February 4, 1997 between Bowmar Instrument Corp., as tenant, and Allred Phoenix Properties, L.L.C., as landlord (incorporated herein by reference to Exhibit 10.5 on Form 10-K filed December 29, 2007).
10.16		First Amendment to certain Industrial Real Estate Lease dated February 4, 1997 between White Electronic Designs Corporation (as successor — in — interest of Bowmar Instrument Corp.) and Gus Enterprises — XII, L.L.C. (as successor — in — interest of Allred Phoenix Properties, L.L.C.) dated November 5, 2004 (incorporated herein by reference to Exhibit 10.21 on Form 10-K filed on December 16, 2004).
10	.17**	White Electronic Designs Corporation 2006 Director Restricted Stock Plan, effective March 24, 2006 (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement in connection with the 2006 Annual Meeting of Shareholders).
10	.18**	First Amendment to 2006 Director Restricted Stock Plan, effective August 24, 2006 (incorporated by reference to Exhibit 99.1 on Form 8-K, filed August 30, 2006).
10	.19**	Form of Restricted Stock Agreement to 2006 Director Restricted Stock Plan, effective August 24, 2006 (incorporated by reference to Exhibit 99.2 on Form 8-K, filed on August 30, 2006).
10	.20**	Change of Control Agreement between Dan V. Tarantine and White Electronic Designs Corporation, effective December 13, 2006 (incorporated herein by reference to Exhibit 10.26 on Form 10-K, filed December 14, 2006).
10	.21**	Change of Control Agreement between Roger A. Derse and White Electronic Designs Corporation, effective December 13, 2006 (incorporated herein by reference to Exhibit 10.27 on Form 10-K, filed December 14, 2006).
10	.22**	Form of Restricted Stock Units Award Agreement under the 1994 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.19 on Form 10-K, filed December 13, 2007).
10	.23**	Form of Performance Share Award Agreement under the 1994 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.20 on Form 10-K, filed December 13, 2007).
21	.1*	Subsidiaries of White Electronic Designs Corporation.
23	.1*	Consent of Grant Thornton LLP.
23	.2*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1##	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2##	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management compensatory contract, plan or arrangement.

##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

/s/ Roger A. Derse	/s/ Dante V. Tarantine
Roger A. Derse Office of the President, Vice President and Chief Financial Officer, Secretary and Treasurer	Dante V. Tarantine Office of the President, Executive Vice President, Sales and Marketing

Date: December 11, 2008	Date: December 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

/s/ Edward A. White	/s/ Paul D. Quadros
Edward A. White Chairman of the Board of Directors	Paul D. Quadros Director

Date: December 11, 2008	Date: December 11, 2008

/s/ Thomas M. Reahard	/s/ Thomas J. Toy
Thomas M. Reahard Lead Director	Thomas J. Toy Director

Date: December 11, 2008	Date: December 11, 2008

/s/ Jack A. Henry
Jack A. Henry Director

Date: December 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
White Electronic Designs Corporation

We have audited the accompanying consolidated balance sheets of White Electronic Designs Corporation and subsidiaries (collectively, the “Company”) as of September 27, 2008 and September 29, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended September 27, 2008. We also have audited the Company’s internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of White Electronic Designs Corporation and subsidiaries as of September 27, 2008 and September 29, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 27, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, White Electronic Designs Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

The consolidated financial statements and financial statement schedule of the Company for the year ended September 30, 2006 were audited by other auditors. As described in Note 13, these financial statements and schedule have been revised to reflect discontinued operations. We have also audited the reclassifications that were applied to the 2006 financial statements and financial statement schedule to reflect discontinued operations. In our opinion, such reclassifications are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2006 financial statements or financial statement schedule of the Company other than with respect to such reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the 2006 financial statements or financial statement schedule taken as a whole.

As discussed in Note 7 to the consolidated financial statements, on September 30, 2007, the Company adopted Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which changed its method of accounting for income tax uncertainty.

Our audits were conducted for the purpose of forming an opinion on the basic 2008 and 2007 consolidated financial statements taken as a whole. The financial statement schedule listed in the index appearing under Item 15(a)(2) is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic 2008 and 2007 consolidated financial statements taken as a whole.

/s/  GRANT THORNTON LLP
Phoenix, Arizona
December 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
White Electronic Designs Corporation:

In our opinion, the consolidated statements of operations, shareholders’ equity and cash flows for the year ended September 30, 2006, before the effects of the adjustments to retrospectively account for discontinued operations described in Note 13 to the consolidated financial statements, present fairly, in all material respects, the results of operations, changes in stockholders’ equity and cash flows of White Electronic Designs Corporation and its subsidiaries for the year ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America (these financial statements before the effects of the adjustments discussed in Note 13 are not presented in this Annual Report on Form 10-K). In addition, in our opinion, the financial statement schedule, before the effects of the adjustments described above, for the year ended September 30, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements (this financial statement schedule before the effects of the adjustments discussed in Note 13 is also not presented in this Annual Report on Form 10-K). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively account for discontinued operations described in Note 13 to the consolidated financial statements and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/  PricewaterhouseCoopers LLP
Phoenix, Arizona
December 14, 2006

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 27,	September 29,
	2008	2007
	(In thousands, except
	share data)

ASSETS
Current Assets
Cash and cash equivalents	$52,604	$48,652
Accounts receivable, less allowance for doubtful accounts of $74 and $46	10,508	10,132
Inventories	15,359	15,018
Prepaid expenses and other current assets	2,027	647
Deferred income taxes	2,962	3,235
Assets held for sale	12,668	25,331

Total Current Assets	96,128	103,015
Property, plant and equipment, net	10,137	9,705
Deferred income taxes	1,900	1,297
Goodwill	1,764	1,764
Other assets	67	67
Assets held for sale	1,662	9,042

Total Assets	$111,658	$124,890

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,038	$1,542
Accrued salaries and benefits	1,490	947
Other accrued expenses	1,260	2,229
Deferred revenue	4,016	4,736
Liabilities related to assets held for sale	2,327	6,412

Total Current Liabilities	11,131	15,866
Accrued pension liability	640	271
Other liabilities	948	1,090
Liabilities related to assets held for sale	101	1,291

Total Liabilities	12,820	18,518

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 25,048,639 and 24,841,586 shares issued	2,504	2,484
Treasury stock, 2,464,371 and 1,828,412 shares, at par	(247)	(183)
Additional paid-in capital	82,608	83,787
Retained earnings	14,241	20,228
Accumulated other comprehensive income (loss)	(268)	56

Total Shareholders’ Equity	98,838	106,372

Total Liabilities and Shareholders’ Equity	$111,658	$124,890

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	September 27,	September 29,	September 30,
	2008	2007	2006
	(In thousands, except share and per share data)

Net sales	$56,355	$52,073	$48,756
Cost of sales	33,458	29,708	27,186

Gross profit	22,897	22,365	21,570

Operating expenses:
Selling, general and administrative	17,250	14,034	12,422
Research and development	3,611	3,406	3,221

Total operating expenses	20,861	17,440	15,643

Operating income	2,036	4,925	5,927
Interest income	1,585	2,540	2,180

Income from continuing operations before income taxes	3,621	7,465	8,107
Provision for income taxes	(1,138)	(2,292)	(2,583)

Income from continuing operations	2,483	5,173	5,524

Discontinued operations (Note 13):
Income (loss) from discontinued operations, net of tax	(4,955)	(2,087)	489
Loss on sale of discontinued operations, net of tax	(3,515)	—	—

Income (loss) from discontinued operations	(8,470)	(2,087)	489

Net income (loss)	$(5,987)	$3,086	$6,013

Income from continuing operations per common share:
Basic	$0.11	$0.22	$0.23

Diluted	$0.11	$0.21	$0.22

Income (loss) from discontinued operations per common share:
Basic	$(0.38)	$(0.09)	$0.02

Diluted	$(0.38)	$(0.09)	$0.02

Net income (loss) per common share:
Basic	$(0.27)	$0.13	$0.25

Diluted	$(0.27)	$0.13	$0.24

Weighted average number of common shares and equivalents:
Basic	22,509,796	23,574,852	24,488,041
Diluted	23,042,748	24,107,677	24,930,939

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
				Additional		Other	Total
	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands of dollars, except share data)

Balance, October 1, 2005	24,479,276	$2,448	$(4)	$90,829	$11,129	$(182)	$104,220
Net income	—	—	—	—	6,013	—	6,013
Minimum pension liability	—	—	—	—	—	145	145

Comprehensive income							6,158

Stock options and warrants exercised	187,114	19	—	443	—	—	462
Stock-based compensation expense	—	—	—	373	—	—	373
Common stock repurchased through common stock purchase plan	—	—	(25)	(1,174)	—	—	(1,199)
Tax benefits related to exercise of stock options	—	—	—	166	—	—	166

Balance, September 30, 2006	24,666,390	2,467	(29)	90,637	17,142	(37)	110,180
Net income	—	—	—	—	3,086	—	3,086

Comprehensive income							3,086

Stock options and warrants exercised	162,696	16	—	431	—	—	447
Restricted stock vested	12,500	1	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	397	—	—	397
Common stock repurchased through common stock purchase plan	—	—	(154)	(7,887)	—	—	(8,041)
Tax benefits related to exercise of stock options and warrants	—	—	—	210	—	—	210
Adjustment to initially adopt SFAS 158, net of tax	—	—	—	—	—	93	93

Balance, September 29, 2007	24,841,586	2,484	(183)	83,787	20,228	56	106,372
Net loss	—	—	—	—	(5,987)	—	(5,987)
Defined benefit pension plan:
Net loss, net of tax						(102)	(102)
Net prior service cost, net of tax						(222)	(222)

Comprehensive loss							(6,311)

Stock options exercised	82,053	7	—	285	—	—	292
Restricted stock vested	125,000	13	—	(13)	—	—	—
Stock-based compensation expense	—	—	—	1,682	—	—	1,682
Common stock repurchased through common stock purchase plan	—	—	(64)	(3,158)	—	—	(3,222)
Tax benefits related to exercise of stock options	—	—	—	25	—	—	25

Balance, September 27, 2008	25,048,639	$2,504	$(247)	$82,608	$14,241	$(268)	$98,838

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 27,	September 29,	September 30,
	2008	2007	2006
		(In thousands)

OPERATING ACTIVITIES:
Income from continuing operations	$2,483	$5,173	$5,524
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	2,498	2,284	2,556
Deferred income tax	(330)	(229)	(1,523)
Loss on disposition of property, plant and equipment	99	26	50
Stock-based compensation expense related to employee stock awards	1,682	397	373
Tax benefit related to exercise of stock awards	25	210	166
Excess tax benefits from stock-based compensation	(16)	(56)	(84)
Pension costs	45	—	—
Net changes in balance sheet accounts:
Accounts receivable	(376)	(2,091)	988
Inventories	(341)	(3,971)	376
Prepaid expenses and other current assets	(1,380)	5,710	(5,687)
Accounts payable	437	(801)	1,062
Accrued expenses and deferred revenue	(1,146)	(2,251)	4,031
Other long-term liabilities	(142)	(127)	215

Net cash provided by operating activities	3,538	4,274	8,047

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,980)	(2,083)	(3,611)
Proceeds from disposition of property, plant, and equipment	10	—	—

Net cash used in investing activities	(2,970)	(2,083)	(3,611)

FINANCING ACTIVITIES:
Common stock issued for exercise of options, warrants and restricted stock	292	447	462
Repurchase of common stock	(3,222)	(8,041)	(1,199)
Excess tax benefits from stock-based compensation	16	56	84

Net cash used in financing activities	(2,914)	(7,538)	(653)

Net change in cash and cash equivalents from continuing operations	(2,346)	(5,347)	3,783

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	6,558	(3,345)	1,433
Net cash provided by (used in) investing activities	(260)	1,515	(395)

Net change in cash and cash equivalents from discontinued operations	6,298	(1,830)	1,038

Net change in cash and cash equivalents	3,952	(7,177)	4,821
Cash and cash equivalents at beginning of year	48,652	55,829	51,008

Cash and cash equivalents at end of year	$52,604	$48,652	$55,829

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$3,081	$1,018	$4,649
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property, plant and equipment in accounts payable	$59	$131	$45

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

White Electronic Designs Corporation (the “Company”) designs, develops and manufactures innovative defense electronic components and systems for inclusion in high technology products for the defense and aerospace markets. The Company’s defense electronic solutions include advanced semiconductor and state of the art multi-chip packaged components, circuit card assemblies and electromechanical assemblies, as well as a proprietary process for applying anti-tamper protection to mission critical semiconductor components. The Company’s customers, which include military prime contractors and the contract manufacturers who work for them in the United States, Europe and Asia, outsource many of their components and systems to us as a result of the combination of our design, development and manufacturing expertise. The Company’s operations include one reportable segment — Defense Electronics.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company does not have any investments in less than wholly-owned subsidiaries or any interests in variable interest entities in which the Company is the primary beneficiary.

b.	Fiscal Year-End

The Company’s fiscal year ends on the Saturday nearest September 30.

c.	Accounting Estimates

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

d.	Reclassifications

Certain items in the prior years’ consolidated financial statements have been reclassified to conform to fiscal 2008 presentation. Specifically, as a result of the Company’s decision to dispose of the Interface Electronics Division (“IED”), commercial microelectronic product line and the Display Systems Division (“DSD”), these operations are being accounted for as discontinued operations and the prior periods have been reclassified to conform to the current period presentation. See Note 13 — Discontinued Operations for more information.

e.	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and money market funds purchased with an initial maturity of three months or less to be cash equivalents.

f.	Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts to cover potential credit losses relating to its trade accounts receivable. The allowance is based on the Company’s historical collection experience as well as an analysis of

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specific past due accounts. Write-offs against the allowance were $0 in fiscal 2008, $1,000 in fiscal 2007 and $0 in fiscal 2006.

g.	Inventories

Inventories are valued at the lower of cost or market with cost determined using the average or standard cost methods, with standard costs approximating actual costs.

h.	Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is determined on a straight-line basis over the estimated useful lives ranging from 5 to 20 years for buildings and improvements and 3 to 7 years for machinery and equipment. Leasehold improvements are amortized over the lives of the leases or estimated useful lives of the assets, whichever is shorter. When assets are sold or otherwise retired, the cost and accumulated depreciation are removed from the books and the resulting gain or loss is included in operating results. The Company periodically evaluates the carrying value of its property, plant, and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, based upon the estimated cash flows to be generated by the related assets. If impairment is indicated, a loss is recognized.

i.	Goodwill and Other Intangible Assets

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

Goodwill recorded was $1.8 million at September 27, 2008 and September 29, 2007. As of September 27, 2008, the Company completed the first step impairment test for its goodwill. The fair value exceeded the related carrying value and, therefore, impairment of the related goodwill was not indicated.

Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets.

j.	Product Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. The Company establishes a reserve for warranty obligations based on its historical warranty experience.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

k.	Revenue Recognition

The Company sells its defense electronic products primarily to military prime contractors. A portion of the Company’s products are also sold through distributors or resellers. The Company recognizes revenue on product sales when persuasive evidence of an arrangement with the customer exists, title to the product passes to the customer (usually occurs at the time of shipment), the sales price is fixed or determinable, and collectability of the related billing is reasonably assured. Advance payments from customers are deferred and recognized when the related products are shipped. Revenue relating to products sold to distributors or resellers who either have return rights or where the Company has a history of accepting product returns are deferred and recognized when the distributor or reseller sells the product to the end customer. The Company also provides limited design services pursuant to related customer purchase orders and recognizes the associated revenue generally as such services are performed, however, it may be deferred until certain elements are completed.

The Company may from time to time enter into certain arrangements that contain multiple elements such as performing limited design services accompanied with follow-on manufacturing of related products. The Company allocates revenue to the elements based on relative fair value and recognizes revenue for each element when there is evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonable assured. Arrangements with multiple elements that are not considered separate units of accounting require deferral of revenue until certain other elements have been delivered or the services have been performed. The Company’s contracts with military prime contractors provide that they may be terminated at the convenience of the U.S. Government. Upon such termination, the Company is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs incurred and allocable to the contract and an allowance for profit on the allowable costs incurred or adjustment for loss if completion of performance would have resulted in a loss.

l.	Shipping Costs

Shipping costs include charges associated with delivery of goods from the Company’s facilities to its customers and are reflected in cost of goods sold. Shipping costs paid to the Company by our customers are classified as revenue.

m.	Research and Development

Research and development costs are expensed as incurred.

n.	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carry forwards. The Company regularly evaluates the realizability of its deferred tax assets by assessing its forecasts of future taxable income and reviewing available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this evaluation, it was determined that realization of the deferred tax assets is more likely than not.

o.	Fair Value of Financial Instruments

The Company values financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the relatively short maturity of these items.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

p.	Earnings (Loss) per Share

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

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is as follows:

	Fiscal Year Ended September 27, 2008
	Income from	Loss from
	Continuing	Discontinued
	Operations	Operations	Net Loss

Basic EPS
Income (loss) — (numerator)	$2,483,000	$(8,470,000)	$(5,987,000)

Weighted average common shares outstanding - (denominator)	22,509,796	22,509,796	22,509,796
Earnings (loss) per share — Basic	$0.11	$(0.38)	$(0.27)
Diluted EPS
Income (loss) — (numerator)	$2,483,000	$(8,470,000)	$(5,987,000)

Weighted average common shares outstanding	22,509,796	22,509,796	22,509,796
Dilutive effect of stock options and restricted stock	532,952	—	—
Total diluted shares — (denominator)	23,042,748	22,509,796	22,509,796
Earnings (loss) per share — Diluted	$0.11	$(0.38)	$(0.27)

Shares excluded from the calculation of diluted earnings per share (where applicable) were 933,264 for the fiscal year ended September 27, 2008, as the exercise price was greater than the average share price for the period. The effect of common stock equivalents (532,952 shares) is not included in the diluted loss per share calculations as their inclusion would be anti-dilutive.

	Fiscal Year Ended September 29, 2007
	Income from	Loss from
	Continuing	Discontinued
	Operations	Operations	Net Income

Basic EPS
Income (loss) — (numerator)	$5,173,000	$(2,087,000)	$3,086,000

Weighted average common shares outstanding — (denominator)	23,574,852	23,574,852	23,574,852
Earnings (loss) per share — Basic	$0.22	$(0.09)	$0.13
Diluted EPS
Income (loss) — (numerator)	$5,173,000	$(2,087,000)	$3,086,000

Weighted average common shares outstanding	23,574,852	23,574,852	23,574,852
Dilutive effect of stock options and
restricted stock	532,825	—	532,825
Total diluted shares — (denominator)	24,107,677	23,574,852	24,107,677
Earnings (loss) per share — Diluted	$0.21	$(0.09)	$0.13

Shares excluded from the calculation of diluted earnings per share (where applicable) were 807,389 for the fiscal year ended September 29, 2007, as the exercise price was greater than the average share price for the period. The effect of common stock equivalents (532,825 shares) is not included in the diluted loss per share calculations as their inclusion would be anti-dilutive.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended September 30, 2006
	Income from	Income from
	Continuing	Discontinued
	Operations	Operations	Net Income

Basic EPS
Income — (numerator)	$5,524,000	$489,000	$6,013,000

Weighted average common shares outstanding — (denominator)	24,488,041	24,488,041	24,488,041
Earnings per share — Basic	$0.23	$0.02	$0.25
Diluted EPS
Income — (numerator)	$5,524,000	$489,000	$6,013,000

Weighted average common shares outstanding	24,488,041	24,488,041	24,488,041
Dilutive effect of stock options	442,898	442,898	442,898
Total diluted shares — (denominator)	24,930,939	24,930,939	24,930,939
Earnings per share — Diluted	$0.22	$0.02	$0.24

Shares excluded from the calculation of diluted earnings per share were 826,582 for the fiscal year ended September 30, 2006, as the exercise price was greater than the average share price for the period.

q.	Stock-Based Compensation

Stock Options

The Company accounts for share-based payments in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense in the financial statements for all share-based payment awards made to employees and directors based on estimated fair values. The Company elected the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been granted in prior periods. SFAS 123(R) also requires that excess tax benefits (i.e., tax benefits resulting from share-based compensation deductions in excess of amounts reported for financial reporting purposes) be reflected as financing cash inflows instead of operating cash inflows on our consolidated statements of cash flows. For the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, the Company recorded compensation expense of $1,682,000, $397,000 and $373,000, respectively, and cash flows from financing activities of $16,000, $56,000 and $84,000, respectively, for excess tax benefits, which reduced cash flows from operating activities by the same amount. The compensation cost for share-based payment awards is included in selling, general and administrative expenses on our consolidated statements of operations.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option activity for fiscal year 2008 follows (in thousands, except per share amounts):

		Options Outstanding
	Options		Weighted
	Available		Average
	for	Options	Exercise Price
	Grant	Outstanding	per Share

Balance at September 29, 2007	868	2,198	$4.86
Granted	(210)	210	$6.51
Other Grants(1)	(210)	—	$—
Exercised	—	(82)	$3.57
Expired	209	(209)	$7.13
Forfeited	66	(66)	$4.94

Balance at September 27, 2008	723	2,051	$4.84

Weighted average fair value of all options granted during the period — $1.06

(1)	Certain shares were granted from the 1994 Employee Stock Option Plan as restricted stock and performance shares during the period. These grants serve to decrease the number of shares available for grant, but are not presented as stock option activity. Of these grants, 75,000 shares were granted as restricted stock and 135,000 shares were granted as performance shares. Refer to the sections “Restricted Stock” and “Performance Shares” for more information.

The total pretax intrinsic value of options exercised during fiscal years 2008, 2007 and 2006 was approximately $0.1 million, $0.2 million and $0.4 million, respectively.

The total fair value of all options that vested during fiscal years 2008, 2007 and 2006 was approximately $0.4 million, $0.3 million and $0.4 million, respectively.

As of September 27, 2008, total compensation cost related to nonvested stock options not yet recognized was approximately $0.2 million which is expected to be recognized over the next four years.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	September 27,	September 29,	September 30,
	2008	2007	2006

Expected options term (years)	6.7	5.1	5.3
Risk free interest rate	3.40%	4.26%	4.56%
Volatility	47%	52%	55%

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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

The following table summarizes restricted stock unit activity for the year ended September 27, 2008 (in thousands, except per share amounts):

	Number of	Weighted-
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value

Outstanding on September 29, 2007	63	$6.38
Granted	112	$4.43
Vested/Issued	(75)	$5.19
Forfeited	—	$—

Outstanding on September 27, 2008	100	$5.08

The total fair value of all restricted stock units that vested during fiscal years 2008 and 2007 were approximately $0.4 million and $0.1 million, respectively. There were no units that vested in fiscal year 2006.

As of September 27, 2008, there was $0.5 million pre-tax of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over the next three years.

Performance Shares

The following table summarizes performance share activity for the year ended September 27, 2008 (in thousands, except per share amounts):

		Weighted-
	Number of	Average
	Performance	Grant-Date
	Shares	Fair Value

Outstanding on September 29, 2007	—	$—
Granted	135	$4.64
Vested/Issued	(50)	$4.64
Forfeited	—	$—

Outstanding on September 27, 2008	85	$4.64

As of September 27, 2008, there was $0.3 million pre-tax of total compensation expense related to nonvested performance share awards not yet recognized, which is expected to be recognized over the next year if certain performance criteria of the Company are met.

r.	Newly Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The Company adopted FIN 48 on September 30, 2007. See Note 7 — Income Taxes for a discussion of the impact of FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for the Company’s fiscal year 2009 beginning September 28, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, delaying the effective date of

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 is currently being evaluated by the Company and is not expected to have a material impact on the Company’s financial condition or results of operations; however, additional disclosures may be required regarding the inputs used to develop the measurements and the effect of certain of the measurements on changes in net assets from period to period.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. Changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008, which is the Company’s fiscal year 2010 beginning October 4, 2009, and will apply prospectively to business combinations completed on or after that date.

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

In December 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-01, Accounting for Collaborative Arrangements, which prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year 2010 beginning October 4, 2009. The Company does not currently have an application for this statement.

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

3.	INVENTORIES

Inventories consisted of the following (in thousands):

	September 27,	September 29,
	2008	2007

Raw materials	$10,129	$9,842
Work-in-process	4,380	4,064
Finished goods	850	1,112

Total inventories	$15,359	$15,018

Raw materials included approximately $3.4 million and $4.3 million at year end 2008 and 2007, respectively, for which the Company has received advance payment from the customer. These advance payments are recorded as deferred revenue until the finished goods are delivered.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following (in thousands):

	September 27,	September 29,
	2008	2007

Land	$247	$247
Buildings and improvements	828	857
Machinery and equipment	12,987	11,668
Furniture and fixtures	3,792	3,575
Leasehold improvements	6,735	6,620
Construction in progress	331	1,199

Total, at cost	24,920	24,166
Less accumulated depreciation	(14,783)	(14,461)

Property, plant and equipment, net	$10,137	$9,705

Depreciation expense was $2.5 million, $2.3 million and $2.6 million for fiscal years 2008, 2007 and 2006, respectively.

5.	OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following (in thousands):

	September 27,	September 29,
	2008	2007

Sales commissions	$469	$664
Warranty reserve	42	61
Income taxes	—	749
Other accruals	749	755

Total other accrued expenses	$1,260	$2,229

The Company estimates potential warranty obligations for its products based on annual product sales and historical customer product return data. Based on this data, the Company records estimated warranty reserves and expense needed to account for the estimated cost of product returns.

The following table summarizes activity in the warranty reserve related to continuing operations for the fiscal years 2008, 2007 and 2006 (in thousands):

Balance of warranty reserve at October 1, 2005	$155
Provision for warranty claims	(37)
Warranty claims charged against the reserve	(70)

Balance of warranty reserve at September 30, 2006	48
Provision for warranty claims	18
Warranty claims charged against the reserve	(5)

Balance of warranty reserve at September 29, 2007	61
Provision for warranty claims	30
Warranty claims charged against the reserve	(49)

Balance of warranty reserve at September 27, 2008	$42

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	LINE OF CREDIT

On April 3, 2007, we entered into a $30.0 million revolving line of credit agreement with JPMorgan Chase Bank, N.A. Borrowings under the revolving line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase Bank, N.A. “prime rate”. The line of credit expires on March 31, 2009. This agreement replaced the previous JPMorgan Chase Bank, N.A. Loan and Security Agreement that expired on March 31, 2007. A commitment fee of 0.125% is charged on the unused portion of the line. On August 5, 2008, we entered into a Second Modification Agreement to our Revolving Line of Credit Agreement (the “Amendment to the Credit Agreement”). The primary purpose of the Amendment to the Credit Agreement was to amend the definition of “Net Income,” which is used in one of our financial covenants, to provide that the impact of any extraordinary non-cash gains or losses, determined in accordance with GAAP and any non-cash goodwill impairments or non-cash gains or losses on sale of discontinued operations are excluded from the determination of “Net Income.” Taking into account the Amendment to the Credit Agreement, we are in compliance with all debt covenant requirements contained in the revolving line of credit agreement. As of September 27, 2008, there were no borrowings against the revolving line of credit, and we have not borrowed against any credit facility since April 2003.

7.	INCOME TAXES

The provision for income taxes from continuing operations consists of the following (in thousands):

	2008	2007	2006

Current
Federal	$1,296	$2,322	$2,611
State	72	223	144

Total current	1,368	2,545	2,755

Deferred
Federal	59	(85)	(45)
State	(289)	(168)	(127)

Total deferred	(230)	(253)	(172)

Income tax provision from continuing operations	$1,138	$2,292	$2,583

A summary of total income tax expense (benefit), by classification, included in the accompanying consolidated statements of operations is as follows (in thousands):

	2008	2007	2006

Continuing operations	$1,138	$2,292	$2,583
Discontinued operations	(3,030)	(1,722)	400

Total income tax expense (benefit)	$(1,892)	$570	$2,983

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the income tax provision from continuing operations calculated at the U.S. federal statutory tax rate of 34% to the actual tax provision is as follows (in thousands):

	2008	2007	2006

Income tax provision at statutory rate	$1,229	$2,540	$2,742
State taxes, net of federal benefit	111	343	282
Federal and state credits	(204)	(340)	(129)
Extraterritorial income exclusion	—	(17)	(78)
Manufacturers’ deduction	—	(114)	(84)
Adjustments related to prior year accruals	(114)	(172)	(119)
Other	116	52	(31)

Income tax provision	$1,138	$2,292	$2,583

The income tax effect of loss carry forwards, tax credit carry forwards and temporary differences between financial and tax reporting give rise to the deferred income tax assets and liabilities. Such deferred income tax assets and liabilities consisted of the following (in thousands):

	September 27,	September 29,
	2008	2007

Deferred tax assets:
Tax credits	$452	$247
Allowance for doubtful accounts	27	17
Inventories	903	911
Deferred revenue	1,486	1,755
Accrued expenses and other liabilities	1,072	720
Pension	132	89
Net operating loss carry forwards	596	850
Property, plant, and equipment	399	228

Deferred tax assets	5,067	4,817

Deferred tax liabilities:
Property, plant, and equipment	(46)	(46)
Intangible assets	(6)	(70)
Other	(153)	(169)

Deferred tax liabilities	(205)	(285)

Net deferred tax assets	$4,862	$4,532

As of September 27, 2008, the Company had federal net operating loss carry forwards of approximately $1.8 million, which expire at various dates through 2018. There were state tax credit carry forwards of approximately $0.6 million as of September 27, 2008, which expire at various dates through 2024.

Ownership changes, as defined in Internal Revenue Code Section 382, have limited the amount of net operating loss carry forwards that can be utilized by the Company annually to offset future taxable income and liability.

In October 2004, Congress passed the American Jobs Creation Act of 2004 (the “Act”), which eliminated the extraterritorial income exclusion, and provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities, referred to as the manufacturer deduction. The extraterritorial

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income exclusion was phased out through calendar year 2006, and the manufacturer deduction will be phased in through 2010. Additionally, the federal research and experimentation credit expired on December 31, 2005, which increased the Company’s effective rate in fiscal 2006. However, on December 9, 2006, Congress extended the research and experimentation credit through December 31, 2007 and made it retroactive to January 1, 2006. Due to the provisions of SFAS 109, the Company recorded a $150,000 benefit in the first quarter of fiscal 2007 for the retroactive portion. The credit again expired on December 31, 2007. In October 2008, Congress once again extended the federal credit and made it retroactive to January 1, 2008. Due to the provisions of SFAS 109, fiscal 2008 includes only one quarter of the federal credit. The remaining fiscal 2008 credit will be recognized in the first quarter of fiscal 2009.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on September 30, 2007. The adoption of FIN 48 resulted in no cumulative effect adjustment to retained earnings.

As of September 27, 2008, the Company has unrecognized tax benefits of $424,000, $331,000 of which would favorably impact the Company’s effective tax rate if subsequently recognized. As of September 29, 2007, the Company had unrecognized tax benefits of $506,000, $401,000 of which would favorably impact the Company’s effective tax rate if subsequently recognized. The Company does not anticipate a significant change in the total amount of unrecognized tax benefits during the next twelve months.

The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 27, 2008, the Company has accrued $27,000 of interest related to uncertain tax positions. As of September 29, 2007, the Company had accrued $34,000 of interest related to uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in thousands):

Balance at September 30, 2007 (upon adoption)	$506
Additions based on tax positions related to the current year	58
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions for tax positions due to lapse of statutes of limitations	(140)
Settlements	—

Balance at September 27, 2008	$424

The Company and its subsidiaries are subject to the following significant taxing jurisdictions: U.S. federal, Arizona, Indiana, Ohio and Oregon. The statute of limitations for a particular tax year for examination by the Internal Revenue Service (“IRS”) is three years, and three to four years for the states of Arizona, Indiana, Ohio and Oregon. Accordingly, there are multiple years open to examination. Subsequent to the year-end, the Company was notified by the IRS that its tax returns for the years ended September 30, 2006 and September 27, 2007 will be examined.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	BENEFIT PLANS

Defined Benefit Plan

The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. Benefits are based primarily on a benefits multiplier and years of service. The Company funds an amount equal to the minimum funding required plus additional amounts which may be approved by the Company from time to time. Contributions to the plan in fiscal year 2008 were $0.1 million. No contributions were made to the plan in fiscal years 2007 or 2006.

The expected long-term rate of return on plan assets is updated annually taking into consideration the related asset allocation, historical returns on the types of assets held in the plan, and the current economic environment. Based on these factors, the Company expects its plan assets to earn a long-term rate of return of 7.00%. Actual year-by-year returns can deviate substantially from the long-term expected return assumption. However, over time it is expected that the amount of over performance will equal the amount of underperformance. Changes in the mix of plan assets could impact the amount of recorded pension income or expense, the funded status of the plan and the need for future cash contributions. The discount rate used to calculate the expected present value of future benefit obligations as of September 27, 2008 was 7.31%. The Company periodically reviews the plan asset mix, benchmark discount rate, expected rate of return and other actuarial assumptions and adjusts them as deemed necessary.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158, which became effective for the Company’s fiscal year ended September 29, 2007, requires employers to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. The funded status of a defined benefit pension plan is measured as the difference between plan assets at fair value and the plan’s projected benefit obligation.

Based on the projected benefit obligations of the Company’s defined benefit pension plan at September 27, 2008, the aggregate funded status of the Company’s defined benefit pension plan was $0.6 million underfunded.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows a reconciliation of changes in the plan’s benefit obligation and plan assets for the fiscal years ended September 27, 2008 and September 29, 2007, and a reconciliation of the funded status with amounts recognized in the Consolidated Balance Sheets as of September 27, 2008 and September 29, 2007 (in thousands).

	September 27,	September 29,
	2008	2007

Change in Benefit Obligation
Benefit obligation at beginning of year	$3,298	$3,317
Service cost	51	54
Interest cost	206	189
Amendments	114	1
Actuarial gain	(259)	(91)
Benefits paid	(203)	(172)

Benefit obligation at end of year	$3,207	$3,298

Change in Plan Assets
Fair value of plan assets at beginning of year	$3,027	$2,888
Actual return on plan assets	(362)	311
Employer contributions prior to measurement date	105	—
Benefits paid	(203)	(172)

Fair value of plan assets at end of year	$2,567	$3,027

Funded Status	$(640)	$(271)
Unrecognized actuarial gain	—	(176)
Unrecognized prior service cost	—	209

Net amount recognized	$(640)	$(238)

Amounts Recognized in the Consolidated Balance Sheets
Before adoption of SFAS No. 158:
Accrued benefit liability	$—	$(271)
Intangible asset	—	33

Net amount recognized	$—	$(238)

After adoption of SFAS No. 158:
Noncurrent liabilities	$(640)	$(271)

Amount recognized	$(640)	$(271)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Net loss (gain)	$126	$(176)
Prior service cost	274	209

Total (before tax)	$400	$33

The accumulated benefit obligation for the defined benefit pension plan was $3.2 million at September 27, 2008 and $3.3 million at September 29, 2007.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit cost and other amounts recognized in other accumulated comprehensive loss are as follows (in thousands):

	Fiscal Year Ended
	2008	2007	2006

Net periodic benefit cost
Service cost	$61	$81	$89
Interest cost	206	189	182
Expected return on plan assets	(209)	(194)	(189)
Recognized prior service cost	49	36	39

Net periodic benefit cost	$107	$112	$121

Additional Information
Increase (decrease) in minimum liability included in accumulated other comprehensive loss	$126	$(58)	$(205)

During the 2007/2008 plan year, the plan’s total unrecognized net gain decreased by $0.3 million. The variance between the actual and expected return on plan assets during the 2007/2008 plan year decreased the total unrecognized net gain by $0.6 million. Because the total unrecognized net gain or loss is less than the greater of 10% of the projected benefit obligation or 10% of the plan assets, no amortization is necessary. As of November 22, 2007 the average expected future working lifetime of active plan participants was 9 years. Actual results for plan year 2008/2009 will depend on the 2008/2009 actuarial valuation of the plan.

The Company’s weighted-average assumptions used to determine net periodic benefit cost for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006 are as follows:

	September 27,	September 29,	September 30,
	2008	2007	2006

Discount Rate	6.11%	5.89%	5.65%
Expected return on plan assets	7.00%	7.00%	7.00%

The change in unrecognized net gain/loss is one measure of the degree to which important assumptions have coincided with actual experience. During the 2007/2008 plan year, the unrecognized net gain decreased by 9.2% of the November 22, 2007 projected benefit obligation. The Company changes important assumptions whenever changing conditions warrant. The discount rate is typically changed at least annually and the expected long-term rate of return on plan assets will typically be revised every three to five years. Other material assumptions include the rates of employee termination and rates of participant mortality.

The discount rate was determined by projecting the plan’s expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. A 1% increase/decrease in the discount rate would have decreased/increased the net periodic benefit cost for 2007/2008 by $8,000 and decreased/increased the year-end projected benefit obligation by $300,000.

The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations described below. Each 1% increase/decrease in the expected rate of return assumption would have decreased/increased the net periodic benefit cost for 2007/2008 by $30,000.

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

The Company’s pension plan asset allocations at September 27, 2008 and September 29, 2007 are as follows (in thousands):

	2008	2007

Cash and cash equivalents	$103	$133
Fixed income mutual funds	1,092	1,181
Equity mutual funds	1,365	1,707
Other	7	6

Total	$2,567	$3,027

In determining the asset allocation, our investment manager recognizes the Company’s desire for funding and expense stability, the long-term nature of the pension obligation and current and projected cash needs for retiree benefit payments. Based on the Company’s criteria, it determined the Company’s present target asset allocation to be approximately 50%-70% in equity securities and 30%-50% in debt securities. The pension fund is actively managed within the target asset allocation ranges.

The plan’s investment policy includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The plan’s assets are currently invested in a variety of funds representing most standard equity and debt security classes. While no significant changes in the asset allocation are expected during the upcoming year, the Company may make changes at any time.

As of September 27, 2008 and September 29, 2007, the Company’s pension plan assets did not hold any direct investment in the Company’s common stock.

The following estimated future benefit payments, including future benefit accrual, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Pension
Period	Benefits

2009	$216
2010	$223
2011	$247
2012	$249
2013	$266
2014-2018	$1,550

The Company expects to contribute $150,000 to the plan during fiscal 2009. Funding requirements for subsequent years are uncertain and will significantly depend on whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. While the current market conditions could have an adverse effect on our plan investments, any additional required contribution is not expected to have a material effect on our consolidated financial statements and we expect to fund such contributions from our cash balances and operating cash flows. For tax planning, financial planning, cash flow management or

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost reduction purposes, the Company may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

401(k) Plan

The Company has an Incentive Savings 401(k) Plan covering its non-union employees who have completed six months of service. During fiscal 2008, the Company matched employee contributions equal to 50% of the first 6% of the participants’ wage base. During fiscal 2008, 2007 and 2006, the Company made contributions to the plan of approximately $464,000, $474,000 and $413,000, respectively.

9.	STOCK OPTIONS, WARRANTS, AND STOCK PURCHASE PLANS

Stock Option Plans

Executives and other key employees have been granted options to purchase common shares under stock option plans adopted during the period 1987 through 2001. The option exercise price equals the fair market value of the Company’s common stock on the date of the grant. Options generally vest ratably over a four-year period and have a maximum term of ten years.

The Company issued approximately 469,000 options and 169,000 warrants to purchase its common stock in connection with the IDS acquisition in 2003. The stock options had a weighted average exercise price of $2.32 per share and expire in 2012, while the warrants had a weighted average exercise price of $2.96 and expired December 31, 2006. Of the 168,850 warrants that remained outstanding at October 1, 2005, 50,000 were exercised during fiscal year 2006 and 118,850 were exercised during fiscal 2007.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

A summary of the Company’s stock option activity and related information is as follows (in thousands, except for weighted average amounts):

	2008		2007		2006
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Beginning balance outstanding	2,198	$4.86	2,235	$4.80	2,208	$4.70
Granted	210	$6.51	32	$5.64	220	$4.86
Exercised	(82)	$3.57	(43)	$2.17	(137)	$2.29
Expired	(209)	$7.13	(9)	$5.93	(31)	$8.82
Forfeited	(66)	$4.94	(17)	$5.07	(25)	$5.15

Ending balance outstanding	2,051	$4.84	2,198	$4.86	2,235	$4.80

Options exercisable at year end	1,952	$4.85	2,028	$4.85	1,985	$4.77

Shares available for future grant	723		868		882
Weighted average fair value of all options granted during the year		$1.06		$2.96		$2.59

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes significant ranges of outstanding and exercisable options as of September 27, 2008 (in thousands, except years and per share amounts):

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-	Weighted-
		Average	Average			Average	Average
		Remaining	Exercise	Aggregate		Remaining	Exercise	Aggregate
Range of	Number	Contractual	Price per	Intrinsic	Number	Contractual	Price per	Intrinsic
Exercise Prices	Outstanding	Life (in Years)	Share	Value	Exercisable	Life (in Years)	Share	Value

0.0000 - 1.6000	247	0.18	$1.13		247		$1.13
1.6001 - 3.2000	339	1.08	$2.70		339		$2.70
3.2001 - 4.8000	532	3.81	$4.01		462		$3.91
4.8001 - 6.4000	253	5.83	$5.63		224		$5.71
6.4001 - 8.0000	515	4.68	$6.98		515		$6.98
8.0001 - 9.6000	85	4.58	$8.66		85		$8.66
9.6001 - 11.2000	78	2.06	$10.59		78		$10.59
11.2001 - 12.8000	2	4.92	$12.19		2		$12.19

Total	2,051	3.36	$4.84	$2,154	1,952	3.10	$4.85	$2,137

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.90 on September 26, 2008, the last day of trading in the fiscal year, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date. The total number of in-the-money options exercisable as of September 27, 2008 was 1,068,489.

Restricted Stock

Effective March 24, 2006, the White Electronic Designs Corporation 2006 Director Restricted Stock Plan was approved by the shareholders. Under this plan, non-employee directors receive an annual grant of 7,500 shares at the Annual Meeting of Shareholders that vest ratably over a three year period. The Company values these shares at fair value. The 37,500 shares granted on March 6, 2008, March 7, 2007 and March 24, 2006 were valued at $4.00, $6.76 and $5.81 per share, respectively, the closing price of the stock on the respective dates of grant.

In addition, on December 12, 2007, the Compensation Committee determined and approved an Equity Incentive Program for certain executive officers, namely Hamid Shokrgozar, former President, Chairman and Chief Executive Officer; Dan Tarantine, Executive Vice President, Sales and Marketing; and Roger Derse, Vice President, Chief Financial Officer, Secretary and Treasurer (the “Executive Officers”), consisting of two types of equity compensation, restricted stock units (“RSUs”) and performance shares (discussed separately under “Performance Shares” below).

The Board of Directors granted and approved 50,000 RSUs for Mr. Shokrgozar and 25,000 RSUs for Mr. Derse. The RSUs will vest over a two-year period, with 50% of each RSU award vesting on the first-year anniversary of the date of grant and the remaining 50% of each RSU award vesting upon the second-year anniversary of the date of grant. The Company values these shares at fair value. The 75,000 shares granted on December 12, 2007 were valued at $4.64, the closing price of the stock on the date of grant. Pursuant to the severance agreement between the Company and Mr. Shokrgozar (discussed separately below under “Severance Agreement”), 100% of Mr. Shokrgozar’s RSUs were vested as of September 27, 2008.

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

The Company did not achieve 90% of the Performance Share Target in fiscal 2008; however, it is expected that 100% of the Performance Share Target will be achieved in fiscal 2009. Pursuant to the severance agreement between the Company and Mr. Shokrgozar (discussed separately below under “Severance Agreement”) 50% of Mr. Shokrgozar’s performance shares were vested as of September 27, 2008.

Severance Agreement

On August 28, 2008, the Company accepted the resignation of Hamid R. Shokrgozar, from his positions as the Company’s Chairman of the Board, President and Chief Executive Officer and as a member of the Company’s Board of Directors. The Company also entered into a Severance Agreement and Release of Claims with Mr. Shokrgozar on August 28, 2008 (the “Severance Agreement”) that governs the terms of his departure and that provides, in exchange for a general release by Mr. Shokrgozar, for the following:

•	The Company paid Mr. Shokrgozar a lump-sum $1,600,000 severance payment, plus any accrued and unused vacation pay less required withholdings;

•	The Company shall pay for eighteen (18) months of the Company’s portion of Mr. Shokrgozar’s COBRA premium. Following such period, until December 13, 2010, the Company shall pay Mr. Shokrgozar an amount equal to the Company’s portion of Mr. Shokrgozar’s COBRA premium in order for Mr. Shokrgozar to secure health insurance of his choice; provided that such payments shall cease if, during the COBRA period or thereafter, Mr. Shokrgozar is then covered by reasonably equivalent or superior health insurance provided by any subsequent employer. In addition, the Company shall continue to provide Mr. Shokrgozar with up to $4,000 per year for unreimbursed medical expenses and with the auto allowance and the disability and life benefits he is receiving from the Company as of the termination date until December 13, 2010;

•	The Company will reimburse Mr. Shokrgozar for reasonable attorneys’ fees incurred in connection with the Severance Agreement, in the maximum amount of $50,000 and the Company will provide outplacement services for Mr. Shokrgozar for a period not to exceed 18 months in the maximum amount of $50,000;

•	The Company and Mr. Shokrgozar agreed to the following concerning outstanding grants of stock options, restricted stock units (“RSUs”) and performance shares:

•	The following vested stock options: (i) 125,000 shares granted on November 10, 1999; (ii) 125,000 shares granted on November 10, 1999; (iii) 150,000 shares granted on May 16, 2001 and (iv) 150,000 shares granted on December 15, 2004 shall terminate, if not exercised, on their respective expiration dates (i.e., November 10, 2009, November 10, 2009, May 16, 2011, and December 15, 2014, respectively);

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The vested stock options to acquire 150,000 shares granted on December 3, 1998 would terminate, if not exercised, on the 90th day following the termination date;

•	The vested stock options to acquire 150,000 shares granted on November 30, 2000 terminated on August 28, 2008;

•	The Company granted to Mr. Shokrgozar an option to acquire 150,000 shares of the Company’s Common Stock at an exercise price of $7.25 per share, an expiration date of November 30, 2010, and with such other terms as are contained in the Company’s standard form of option agreement;

•	The 50,000 shares of restricted stock granted to Mr. Shokrgozar pursuant to that certain Restricted Stock Units Award Agreement dated December 12, 2007 vested on September 5, 2008;

•	One-half (50,000 shares) of the performance shares granted to Mr. Shokrgozar pursuant to that certain Performance Share Award Agreement dated December 12, 2007 vested on September 5, 2008;

•	One-half (50,000 shares) of the performance shares granted to Mr. Shokrgozar pursuant to that certain Performance Share Award Agreement dated December 12, 2007 shall vest if the Company’s EBITDA for the fiscal year ended in 2009 equals or exceeds $9,960,000; and

•	Any other unvested right to receive Company stock terminated on August 28, 2008.

10.	COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment under non-cancelable lease agreements, some of which include renewal options, of up to ten years. Total rent expense related to continuing operations was approximately $1.2 million for each of fiscal years 2008, 2007 and 2006. Future minimum annual fixed rentals required under non-cancelable operating leases having an original term of more than one year are approximately $0.9 million for each of fiscal years 2009, 2010, 2011, 2012, and 2013, and $1.7 million thereafter.

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

11.	CONCENTRATIONS OF CREDIT RISK

Our customers consist mainly of military prime contractors and contract manufacturers who work for them, in the United States, Europe and Asia. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. Our write-offs of bad debts were $0 in fiscal 2008, $1,000 in fiscal 2007, and $0 in fiscal 2006.

L-3 Communications and Arrow Electronics accounted for approximately $7.7 million and $6.6 million, or 14% and 12%, respectively, of total net sales in fiscal year 2008. Arrow Electronics accounted for approximately $5.9 million, or 11%, of total net sales in fiscal 2007. No one customer accounted for more than 10% of total net

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales in fiscal 2006. Foreign sales for fiscal 2008, 2007 and 2006 were approximately $16.6 million, $18.2 million and $17.2 million, respectively. Additional information concerning sales by geographic area can be found in Note 14.

Throughout the year, the Company maintained certain bank account balances in excess of the FDIC insured limits.

12.	SHAREHOLDERS’ RIGHTS PLAN

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

13.	DISCONTINUED OPERATIONS

On March 28, 2008, the Board of Directors authorized the disposal of the Interface Electronics Division (“IED”) and the commercial microelectronic product lines. On September 26, 2008, the Board of Directors authorized the disposal of the Display Systems Division (“DSD”). These decisions resulted from an effort to streamline the Company’s businesses to focus on product lines where the Company has superior technical knowledge, specialized manufacturing capabilities and an ongoing commitment to research and development. The Company believes this course of action will increase shareholder value and allow it to focus on growing the business both organically and through other alternatives, including potential acquisitions. As a result of the decision to dispose of these businesses, the Company has accounted for them as discontinued operations in the accompanying consolidated financial statements. The Company ceased depreciation of discontinued operations upon committing to the disposal plans.

The discontinued operations generated $40.1 million in revenues in fiscal 2008 compared to $52.2 million in fiscal 2007. Gross profit for fiscal 2008 was $5.4 million, or 14%, compared to $8.6 million, or 16%, in fiscal 2007. Loss from discontinued operations was $5.0 million in fiscal 2008 compared to $2.1 million in fiscal 2007. The increase in the loss was due to the lower gross profit and the $3.5 million write-off of goodwill related to our DSD reporting unit more than offsetting the $1.4 million write-down of customer relationship intangibles related to our IDS acquisition and the savings from its reductions in force and other cost reductions taken in fiscal 2007.

In fiscal 2008, we also recorded $3.5 million, net of tax, for loss on sale of discontinued operations. Based on market factors and the consideration being discussed in connection with the disposal of the product lines, the Company recorded impairment charges related to the customer relationship and existing technology intangibles of the IED and commercial microelectronics reporting units, fixed assets at IED and inventory at IED and in its commercial microelectronic product lines.

At September 27, 2008, we were actively marketing the DSD and IED businesses and our commercial microelectronic product lines. DSD operates in a leased facility. Annual lease expense for this facility was $0.7 million in fiscal 2008 and the lease commitment continues through January 2010. The Company owns the IED building and land and expects to recover the carrying amount from the proceeds of a sale.

Income (loss) from discontinued operations consists of direct revenues and direct expenses of commercial microelectronics product lines and the IED and DSD businesses. General corporate overhead costs have not been

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocated to discontinued operations. A summary of the operating results included in discontinued operations in the accompanying consolidated statements of operations is as follows:

	Year Ended
	September 27,	September 29,	September 30,
	2008	2007	2006

Commercial Microelectronics:
Net sales	$10,894	$16,494	$21,411
Cost of sales	9,455	14,297	16,724

Gross profit	1,439	2,197	4,687
Total operating expenses	1,366	5,842	3,895

Income (loss) from operations before income taxes	73	(3,645)	792
Benefit from (provision for) income taxes	96	1,493	(226)

Income (loss) from discontinued operations	169	(2,152)	566
Loss on sale of discontinued operations, net of tax	(1,538)	—	—

Net income (loss)	$(1,369)	$(2,152)	$566

IED:
Net sales	$9,157	$11,294	$9,936
Cost of sales	8,339	9,576	8,860

Gross profit	818	1,718	1,076
Total operating expenses	1,665	2,036	2,440

Loss from operations before income taxes	(847)	(318)	(1,364)
Benefit from income taxes	195	158	355

Loss from discontinued operations	(652)	(160)	(1,009)
Loss on sale of discontinued operations, net of tax	(1,977)	—	—

Net loss	$(2,629)	$(160)	$(1,009)

DSD:
Net sales	$20,011	$24,378	$28,826
Cost of sales	16,826	19,739	22,944

Gross profit	3,185	4,639	5,882
Total operating expenses	8,353	4,485	4,421

Income (loss) from operations before income taxes	(5,168)	154	1,461
Benefit from (provision for) income taxes	696	71	(529)

Income (loss) from discontinued operations	(4,472)	225	932
Loss on sale of discontinued operations, net of tax	—	—	—

Net income (loss)	$(4,472)	$225	$932

Total income (loss) from discontinued operations, net of tax	$(8,470)	$(2,087)	$489

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the assets and liabilities related to the discontinued operations of the commercial microelectronics, IED and DSD product lines classified as assets held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheets is as follows:

	September 27,	September 29,
	2008	2007

Assets held for sale (current):
Accounts receivable, net	$5,618	$7,674
Inventories	4,607	16,195
Deferred income taxes and prepaid expenses	2,443	1,462

Total	$12,668	$25,331

Assets held for sale (long-term):
Property, plant and equipment, net	$1,326	$2,973
Deferred income taxes	286	—
Goodwill	—	3,542
Intangible assets, net	—	2,477
Other assets	50	50

Total	$1,662	$9,042

Liabilities related to assets held for sale (current):
Accounts payable	$1,418	$5,176
Accrued expenses	856	1,119
Deferred revenue	53	117

Total	$2,327	$6,412

Liabilities related to assets held for sale (long-term):
Deferred income taxes	$32	$1,160
Other long-term liabilities	$69	$131

Total	$101	$1,291

14.	GEOGRAPHICAL INFORMATION

A significant portion of the Company’s net sales were shipped to foreign customers. Export sales as a percent of total net sales in fiscal 2008, 2007 and 2006 were 30%, 35% and 35%, respectively. A summary of net sales by geographic region is as follows (in thousands of dollars):

	2008	2007	2006

United States of America	$39,728	$33,899	$31,522
Europe and Middle East	8,457	9,279	8,313
Asia Pacific	6,544	7,473	7,391
Other	1,626	1,422	1,530

Total Net Sales	$56,355	$52,073	$48,756

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2008
	Year	Sep 27	Jun 28	Mar 29	Dec 29
	(In thousand of dollars, except per share data)

Net sales	$56,355	$14,855	$14,807	$14,605	$12,088
Gross profit	$22,897	$6,008	$6,450	$5,927	$4,512
Income (loss) from continuing operations before income taxes	$3,621	$(1,189)	$2,165	$1,973	$672
Income (loss) from continuing operations	$2,483	$(1,094)	$1,698	$1,323	$556
Loss from discontinued operations	(8,470)	(1,536)	(3,727)	(2,890)	(317)

Net income (loss)	$(5,987)	$(2,630)	$(2,029)	$(1,567)	$239

Income (loss) from continuing operations per common share:
Basic	$0.11	$(0.05)	$0.08	$0.06	$0.02

Diluted	$0.11	$(0.05)	$0.08	$0.06	$0.02

Loss from discontinued operations per common share:
Basic	$(0.38)	$(0.07)	$(0.17)	$(0.13)	$(0.01)

Diluted	$(0.38)	$(0.07)	$(0.17)	$(0.13)	$(0.01)

Net income (loss) per common share:
Basic	$(0.27)	$(0.12)	$(0.09)	$(0.07)	$0.01

Diluted	$(0.27)	$(0.12)	$(0.09)	$(0.07)	$0.01

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2007
	Year	Sep 29	Jun 30	Mar 31	Dec 30
	(In thousand of dollars, except per share data)

Net sales	$52,073	$15,101	$14,224	$11,945	$10,803
Gross profit	$22,365	$6,545	$6,119	$5,078	$4,623
Income from continuing operations before income taxes	$7,465	$2,685	$2,522	$1,240	$1,018
Income from continuing operations	$5,173	$1,989	$1,596	$848	$740
Income (loss) from discontinued operations	(2,087)	(1,662)	(210)	321	(536)

Net income	$3,086	$327	$1,386	$1,169	$204

Income from continuing operations per common share:
Basic	$0.22	$0.09	$0.07	$0.04	$0.03

Diluted	$0.21	$0.08	$0.07	$0.04	$0.03

Income (loss) from discontinued operations per common share:
Basic	$(0.09)	$(0.07)	$(0.01)	$0.01	$(0.02)

Diluted	$(0.09)	$(0.07)	$(0.01)	$0.01	$(0.02)

Net income per common share:
Basic	$0.13	$0.01	$0.06	$0.05	$0.01

Diluted	$0.13	$0.01	$0.06	$0.05	$0.01

Schedule II

White Electronic Designs Corporation and Subsidiaries
Valuation and Qualifying Accounts and Reserves

The following reserve related to continuing operations was deducted in the balance sheet from the asset to which applicable (in thousands of dollars):

		Charged/
	Balance at	(Credited) to			Balance
	Beginning	Costs and			at End
Fiscal Year Ended	of Period	Expenses	Other	Deductions	of Period

Accounts Receivable
September 27, 2008	$46	$28	$—	$—	$74
September 29, 2007	$52	$(5)	$—	$(1)	$46
September 30, 2006	$53	$(1)	$—	$—	$52

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 on Form 8-K filed May 6, 1998).
2.2		Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A on Form S-4 filed June 11, 1998, Registration No. 333-56565).
2.3		Second Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B on Form S-4/A, filed September 2, 1998, Registration No. 333-56565).
2.4		Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp., and Interface Data Systems, Inc. (incorporated herein by reference to Exhibit 2.1 on Form 8-K filed January 24, 2003).
2.5		Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corp., Panelview, Inc., Panelview Partners L.P., Randal Barber, Gaylene Barber, Marshall R. Moran, John Cochran, Greyson N. Barber, and Morgan D. Barber (incorporated herein by reference to Exhibit 10.29 on Form 10-Q, filed February 13, 2001).
2.6		Agreement and Plan of Merger dated September 26, 2006, by and between Interface Data Systems, Inc. and White Electronic Designs Corporation (incorporated herein by reference to Exhibit 2.6 on Form 10-Q filed February 8, 2007).
3.1		Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed December 24, 1998).
3.2		Amended and Restated By-Laws of White Electronic Designs Corporation dated December 5, 2007 (incorporated herein by reference to Form 8-K filed December 7, 2007).
4.1		Shareholder Rights Agreement, dated December 6, 1996 (incorporated herein by reference to Exhibit 5(b) on Form 8-K, filed December 19, 1996).
4.2		Amendment No. 1 to Rights Agreement, dated as of December 6, 1996 (incorporated herein by reference to Exhibit 4.3 on Form S-4, filed June 11, 1998, Registration No. 333-56565).
4.3		Amendment No. 2 to Rights Agreement, effective December 5, 2006 (incorporated herein by reference to Exhibit 4.3 on Form 10-K, filed December 14, 2006).
10.1		Agreement to be Bound by Registration Rights Agreements, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.1 on Form S-4, filed Jun 11, 1998, Registration No. 333-56565).
10	.2**	Agreement to be Bound by Severance Agreements and Employment Agreement, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.2 on Form S-4, filed June 11, 1998, Registration No. 333-56565).
10	.3**	White Electronic Designs Corporation 1994 Flexible Stock Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed May 9, 2001, Registration No. 333-60544).
10	.4**	Amendment to the Bowmar Instrument Corporation 1994 Flexible Stock Plan, effective May 7, 2001 (incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Shareholders).
10.5		White Electronic Designs Corporation Rule 10b5-1 Stock Purchase Plan, dated June 21, 2006 (incorporated by reference to Exhibit 10.3 on Form 10-Q, filed August 10, 2006).
10.6		Credit Agreement by and among White Electronic Designs Corporation, certain lenders named therein and JPMorgan Chase Bank, N.A., dated April 3, 2007 (incorporated by reference to Exhibit 10.2 on Form 10-Q, filed May 10, 2007).
10	.7*	First Modification Agreement to Revolving Line of Credit Agreement with JPMorgan Chase Bank, N.A., dated February 12, 2008.
10.8		Second Modification Agreement to Revolving Line of Credit Agreement with JPMorgan Chase Bank, N.A., dated August 5, 2008 (incorporated herein by reference to Exhibit 10.1 on Form 10-Q, filed August 7, 2008).
10	.9**	White Electronic Designs Corporation 2001 Director Stock Plan (incorporated herein by reference to Exhibit 99 on Form S-8, filed May 9, 2001, Registration No. 333-60536).

Exhibit
Number		Description

10	.10**	Amendment to Bowmar Instrument Corporation Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Appendix D to the Company’s definitive Proxy Statement in connection with the 2001 Annual Meeting of Shareholders).
10	.11**	White Electronic Designs Corporation Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 99 on Form S-8, filed May 9, 2001, Registration No. 333-60548).
10	.12**	White Electronic Designs Corporation 2000 Broad Based Employee Stock Option Plan (incorporated herein by reference to Exhibit 99 on Form S-8, filed May 9, 2001, Registration No. 333-60542).
10	.13***	Severance Agreement and Release of Claims, dated August 28, 2008, between White Electronic Designs Corporation and Hamid R. Shokrgozar (incorporated herein by reference to Exhibit 10.1 on Form 8-K, filed August 29, 2008).
10	.14**	Non-Qualified Stock Option Agreement between White Electronic Designs Corporation and Hamid Shokrgozar dated November 10, 1999 (incorporated herein by reference to Exhibit 10.42 on Form 10-K filed on December 23, 2002).
10.15		Industrial Real Estate Lease dated February 4, 1997 between Bowmar Instrument Corp., as tenant, and Allred Phoenix Properties, L.L.C., as landlord (incorporated herein by reference to Exhibit 10.5 on Form 10-K filed December 29, 2007).
10.16		First Amendment to certain Industrial Real Estate Lease dated February 4, 1997 between White Electronic Designs Corporation (as successor — in — interest of Bowmar Instrument Corp.) and Gus Enterprises — XII, L.L.C. (as successor — in — interest of Allred Phoenix Properties, L.L.C.) dated November 5, 2004 (incorporated herein by reference to Exhibit 10.21 on Form 10-K filed on December 16, 2004).
10	.17**	White Electronic Designs Corporation 2006 Director Restricted Stock Plan, effective March 24, 2006 (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement in connection with the 2006 Annual Meeting of Shareholders).
10	.18**	First Amendment to 2006 Director Restricted Stock Plan, effective August 24, 2006 (incorporated by reference to Exhibit 99.1 on Form 8-K, filed August 30, 2006).
10	.19**	Form of Restricted Stock Agreement to 2006 Director Restricted Stock Plan, effective August 24, 2006 (incorporated by reference to Exhibit 99.2 on Form 8-K, filed on August 30, 2006).
10	.20**	Change of Control Agreement between Dan V. Tarantine and White Electronic Designs Corporation, effective December 13, 2006 (incorporated herein by reference to Exhibit 10.26 on Form 10-K, filed December 14, 2006).
10	.21**	Change of Control Agreement between Roger A. Derse and White Electronic Designs Corporation, effective December 13, 2006 (incorporated herein by reference to Exhibit 10.27 on Form 10-K, filed December 14, 2006).
10	.22**	Form of Restricted Stock Units Award Agreement under the 1994 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.19 on Form 10-K, filed December 13, 2007).
10	.23**	Form of Performance Share Award Agreement under the 1994 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.20 on Form 10-K, filed December 13, 2007).
21	.1*	Subsidiaries of White Electronic Designs Corporation.
23	.1*	Consent of Grant Thornton LLP.
23	.2*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1##	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2##	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management compensatory contract, plan or arrangement.

##	Furnished herewith.