Form 10-K/A
period 2008-09-27
WHITE ELECTRONIC DESIGNS CORP
filed 2009-01-26
CIK 13606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(AMENDMENT NO. 1)

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
EXPLANATORY NOTE
     This Amendment No. 1 to the Annual Report on Form 10-K filed on December 11, 2008 (the “Original Annual Report”) is being filed in order to provide the information required to be provided in Part III. No attempt has been made to update, in this Amendment No. 1, the disclosure presented in the Original Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with filings with the U.S. Securities and Exchange Commission (“SEC”) subsequent to the date of filing of the Original Annual Report.

PART III
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11 EXECUTIVE COMPENSATION
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14 PRINCIPLE ACCOUNTANT FEES AND SERVICES
Exhibit Index
SIGNATURES
EX-10.24
EX-10.25
EX-31.1
EX-31.2

PART III
ITEM 10   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers
     The names, ages, positions and business experience of both of our executive officers are listed below. There are no family relationships between any of our directors and executive officers or any arrangement or understanding between any of our executive officers and any other person pursuant to which any executive officer was appointed to his office.

Name, Age and Title	Biographical Information
Roger A. Derse (58) Interim Office of the President, Vice President and Chief Financial Officer, Secretary and Treasurer
Roger A. Derse has been a member of the Interim Office of the President since August 2008 and our Vice President and Chief Financial Officer since March 2004. Mr. Derse has over 25 years experience in finance and accounting. He previously served as Consultant/Acting CFO for Vitron Manufacturing from 2002 through February 2004 and was Executive Vice President and Chief Operating and Financial Officer for Nanonics Corporation from 1998 to 2001. He was Chief Financial Officer for the White Microelectronics Division of Bowmar Instrument Corporation from 1993 to 1997. He began his finance career at Coopers & Lybrand, working in both audit and management consulting from 1980 to 1989. Mr. Derse holds a Bachelor of Science degree in Industrial Engineering from the University of Michigan, a Master’s degree in Accounting from the University of Arizona, and is a Certified Public Accountant.

Dan Tarantine (55) Interim Office of the President, Executive Vice President, Sales and Marketing
Dan Tarantine has been a member of the Interim Office of the President since August 2008 and our Executive Vice President, Sales and Marketing since June 2008. He served as our Executive Vice President, Corporate Strategic Development from July 2007 to June 2008, our Executive Vice President, Sales and Marketing from January 2003 to June 2007 and our Senior Vice President of Sales from August 1998 to January 2003. He previously served as our Senior Vice President Sales and Marketing from September 1991 to August 1998 and as Vice President of Marketing for White Microelectronics from February 1987 to September 1991. Mr. Tarantine holds a Bachelor of Science degree in Electrical Engineering from California State University, Northridge.

Board of Directors
     Biographical information concerning each member of our Board of Directors is set forth below.

Name and Age	Biographical Information
Jack A. Henry (65)
Jack A. Henry has served on our Board since January 2004 and currently serves as the Chairman of our Audit Committee and is a member of the Compensation and Operations Review Committees. He began his career with Arthur Andersen in 1966, and in 2000 retired as the managing partner of the Phoenix office. He then formed Sierra Blanca Ventures LLC, a private investment and advisory firm. He currently serves on the Boards of Directors of Grand Canyon University and several private companies. He has previously served on the Boards of Directors of four other public-reporting companies. Additionally, he serves as President of the Arizona Chapter of the National Association of Corporate Directors. Mr. Henry holds a Bachelor’s degree in Business Administration and a Master’s degree in Business Administration from the University of Michigan.

Name and Age	Biographical Information
Paul D. Quadros (62)
Paul D. Quadros has served on our Board since January 2004 and currently serves as the Chairman of the Compensation Committee and is a member of the Audit and Strategic Alternatives Committees. He is a co-founder and former Chairman of the Board of Corautus Genetics, a cardiovascular gene therapy company listed on the NASDAQ. In 1995, he co-founded GenStar Therapeutics and served as its President and Chief Executive Officer through a milestone partnering agreement with Baxter Healthcare in 1998. He also served as Chief Financial Officer of GenStar, a public-reporting corporation listed on the American Stock Exchange, from inception through 2003. Corautus was formed through the merger of GenStar with Vascular Genetics in 2003. He served as the Chairman of GenStar from 1998 and of the merged Corporation until 2004. From 1986 to 1995, he was a General Partner of Technology Funding, a venture capital fund. While at Technology Funding, Mr. Quadros assisted Crystallume, one of the companies that merged to form White Electronic Designs Corporation, with its IPO. He is currently Managing Partner of Tenex Greenhouse Ventures Ltd., a venture capital fund. He also serves as a director of several private companies. He was co-founder and served at various times from 1991-2001 as Chairman of the Board and Audit and Compensation Committee Chairman of Cardiac Science (NASDAQ: CSCX). Mr. Quadros holds a Bachelor of Arts degree in Finance from California State University, Fullerton and a Master’s degree in Business Administration from the Anderson School of Management at the University of California, Los Angeles.

Thomas M. Reahard (57)
Thomas M. Reahard has served on our Board since November 1995 and currently serves as the Lead Director and is a member of the Corporate Governance and Nominating, Compensation and Operations Review Committees. He has been the Chairman and Chief Executive Officer of Symmetry Software Corporation, a computer software development company, since 1984. He is the founder of Scottsdale.com and a cofounder of the Arizona Technology Council. Mr. Reahard holds a Bachelor of Science degree in Industrial Engineering from Cornell University and a Master’s of Science degree in Industrial Engineering from the University of Missouri.

Thomas J. Toy (53)
Thomas J. Toy has served on our Board since October 1998, and currently serves as the Chairman of our Corporate Governance and Nominating Committee and is a member of the Audit and Strategic Alternatives Committees. He is Managing Director of PacRim Venture Partners, a venture capital firm he co-founded in 1999, and a Partner at SmartForest Ventures, also a venture capital firm. Previously, he was a Partner at Technology Funding, a venture capital firm he worked for from 1987 to 1999. He also serves as Lead Director of UTStarcom, a manufacturer of wireless communications equipment, a Director of Solarfun Power Holdings, a producer of solar energy cells and modules, as well as a Director of several private companies. Mr. Toy holds a Bachelor of Arts degree and a Master’s degree in Management from Northwestern University.

Edward A. White (81)
Edward A. White has served on our Board since we were founded as Bowmar in September 1951. He is currently the Chairman of the Board and is a member of the Corporate Governance and Nominating and Operations Review Committees. He previously served as Vice Chairman of the Board from October 1998 to August 2008 and Chairman of the Board from September 1983 to October 1998. He founded us in September 1951 and served as our President and Chief Executive Officer from June 1980 to May 1986. Mr. White holds a Bachelor of Science degree in Engineering from Tufts University.

Meetings and Committees of the Board
     The Board met eighteen times during fiscal 2008. Each current director of the Corporation attended at least 75 percent of the total number of meetings of the Board and each committee on which each director served during fiscal 2008. All members of the Board are strongly encouraged to attend the Annual Meeting of Shareholders. All members of the Board were present at the 2008 Annual Meeting of Shareholders. The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee. In fiscal 2008, two special committees were formed and delegated to by the Board. The Operations Review Committee was created following the resignation of our former CEO and the Interim Office of the President reports to such committee. In addition, the Strategic Alternatives Committee was formed to evaluate all possible strategic alternatives.
     During fiscal 2008, the Audit Committee consisted of Jack A. Henry (Chairman), Paul D. Quadros and Thomas J. Toy. The Audit Committee met five times during fiscal 2008. The Board has determined that each member of the Audit Committee is independent as defined under applicable NASDAQ listing standards and Securities and Exchange Commission (“SEC”) rules and regulations, and each member also possesses the financial literacy requirements as set forth under NASDAQ listing standards. In addition, Jack A. Henry and Paul D. Quadros serve as the Audit Committee financial experts, as defined by SEC regulations, and possess the other financial sophistication requirements expected of such financial experts under the NASDAQ listing standards. The Audit Committee report is set forth below under the heading “Audit Committee Report.”
     The Audit Committee is responsible for reviewing the accounting principles, policies and practices followed by the Corporation in accounting for and reporting its financial results of operations, and for selecting and meeting with the Corporation’s independent registered public accounting firm. In particular, the Audit Committee serves to assist the Board in its oversight of (1) the integrity of the Corporation’s financial statements, accounting and financial reporting, (2) the Corporation’s compliance with legal and regulatory requirements, (3) the qualifications and independence of the Corporation’s independent auditor, (4) the performance of the Corporation’s internal reporting and audit functions and (5) the Corporation’s disclosure controls and procedures and system of internal controls regarding finance, accounting, legal compliance and ethics. The Audit Committee operates under a written Audit Committee Charter adopted by the Board. A copy of the Charter is available on our website at www.whiteedc.com.
     During fiscal 2008, the Compensation Committee consisted of Paul D. Quadros (Chairman), Thomas M. Reahard and Jack A. Henry. The Compensation Committee met three times during fiscal 2008. The Compensation Committee is responsible for reviewing the compensation arrangements in effect for the Corporation’s executive officers and for administering all of the Corporation’s stock plans. The Compensation Committee also reviews the performance of the Corporation’s executive management in achieving corporate goals and objectives and seeks to ensure that executive management members are compensated appropriately in a manner consistent with the Corporation’s business strategies, competitive practices and the requirements of applicable regulatory authorities. The report of the Compensation Committee is set forth below under the heading “Compensation Committee Report.” The Board has determined that each member of the Compensation Committee is independent as defined under applicable NASDAQ listing standards and SEC rules and regulations. The Compensation Committee operates under a written Charter which is available on our website at www.whiteedc.com.
     During fiscal 2008, the Corporate Governance and Nominating Committee consisted of Thomas J. Toy (Chairman), Thomas M. Reahard and Edward A. White. The Corporate Governance and Nominating Committee met two times during fiscal year 2008. The Board has determined that each of the members of the Corporate Governance and Nominating Committee is independent as defined under applicable NASDAQ listing standards and SEC rules and regulations. The Corporate Governance and Nominating Committee is responsible for identifying qualified individuals to become members of the Board and recommending Board nominees and nominees for each of the Board’s committees, recommending to the Board corporate governance principles and practices, and leading the Board in an annual review of its performance and the performance of the Board’s committees. The Committee will consider director nominee recommendations by shareholders, provided the names of such nominees, accompanied by relevant biographical information, are properly submitted in writing to the Secretary of the Corporation in accordance with the manner described for shareholder nominations in our upcoming 2009 proxy statement for our annual meeting of shareholders under the heading “Shareholder Proposals for 2010 Annual Meeting.” To be considered by the committee, each nominee, whether submitted by a shareholder or the Committee, must have a strong professional or other background with a reputation for integrity and responsibility. Each nominee must have experience relevant to the

Corporation’s business in such areas (among others) as manufacturing, microelectronics technology, military, research and development, finance or product marketing. The nominee must be able to commit sufficient time to appropriately prepare for, attend and participate in all Board and applicable Board committee meetings, as well as the annual meeting of shareholders, and must not have any conflicts of interest with the Corporation. The Corporate Governance and Nominating Committee will also require a certain number of director nominees to be independent as defined under the NASDAQ listing standards, and that at least one member of the Audit Committee be a financial expert. The Corporate Governance and Nominating Committee will seek recommendations from outside legal, accounting and other advisors in order to locate qualified nominees. All nominees, whether submitted by a shareholder or the Corporate Governance and Nominating Committee, will be evaluated in the same manner by the Corporate Governance and Nominating Committee, based upon their qualifications, experience, interpersonal and other relevant skills. The Corporate Governance and Nominating Committee operates under a written Charter which is available on our website at www.whiteedc.com.
     In August 2008, the Operations Review Committee was formed and consists of Edward A. White (Chairman), Jack A. Henry and Thomas M. Reahard. The Operations Review Committee met three times during fiscal year 2008. The Interim Office of the President reports to this committee.
     During fiscal 2008, the Strategic Alternatives Committee was formed and consists of Thomas J. Toy and Paul D. Quadros. This special committee met thirteen times during fiscal year 2008. The Strategic Alternatives Committee is giving due consideration and deliberation with respect to all opportunities that are available to the Company with the goal of identifying what it believes is the best strategy for the Company. The process involves a thorough review of strategic alternatives, including WEDC continuing as an independent public company, merging with or acquiring another public or private defense electronics company, or being acquired by a strategic or financial investor.
Director Compensation
     During fiscal 2008, each of the directors of the Corporation who were not also officers of the Corporation were paid (i) $8,000 per quarter, (ii) $1,000 for each quarterly Board meeting attended ($1,250 beginning August 2008), (iii) $500 for each special meeting (including committee meetings) and (iv) reimbursements for related travel expenses. Additional retainers were paid to directors acting as Vice Chairman, Lead Director, committee chairs and committee members. As Vice Chairman and member of the Compensation Committee, Mr. White received an additional $7,500 per quarter and $4,000 annually for supplemental medical benefits. Effective August 28, 2008 upon the resignation of our then Chairman Hamid R. Shokrgozar, Mr. White was elected to Chairman of the Board and began receiving $15,000 per month for his service in this capacity. As Lead Director and member of the Compensation Committee, Mr. Reahard received an additional $3,000 per quarter. As Audit Committee Chairman, Mr. Henry received an additional $3,750 per quarter. As Compensation Committee Chairman and Audit Committee member, Mr. Quadros received an additional $3,000 per quarter. As Audit Committee member, Mr. Toy received an additional $1,000 per quarter.
Compensation of Directors

					Pension Value
					and Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($) (1)	($) (2)	($) (3)	($)	($)	($) (4)	($)
Jack A. Henry	60,750	37,161	7,764	—	—	—	105,675
Paul D. Quadros	65,000	37,161	7,764	—	—	—	109,925
Thomas M. Reahard	57,500	37,161	7,764	—	—	—	102,425
Thomas J. Toy	55,000	37,161	7,764	—	—	—	99,925
Edward A. White	92,000	37,161	7,764	—	—	4,000	140,925

(1)	This column includes quarterly retainer and meeting fees paid during fiscal 2008.

(2)
This column reflects the compensation cost recognized for financial statement reporting purposes for the fiscal year ended September 27, 2008, in accordance with FAS 123(R), of restricted stock awards issued pursuant to the 2006 Director Restricted Stock Plan, and thus includes amounts from stock awards granted prior to fiscal 2008. For stock awards, fair value is calculated using the closing price on the grant date as if these awards were vested on the grant date. This fair value is then expensed over the vesting period. The amounts shown disregard estimated forfeitures related to service-based vesting conditions. No stock awards were forfeited by any of our non-employee directors during the fiscal year. The grant date fair value of the stock award granted on March 6, 2008 to each non-employee director re-elected on that date was $30,000. For information regarding the number of stock awards held by each non-employee director as of September 27, 2008, see the column “Restricted Stock Outstanding” in the table below. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be recognized by the non-employee directors.

(3)
This column reflects the compensation cost recognized for financial statement reporting purposes for the fiscal year ended September 27, 2008, in accordance with FAS 123(R), of stock option awards issued and thus includes amounts from outstanding stock option awards granted prior to fiscal 2008. There were no stock option grants to any of our directors in fiscal 2008. No stock options were forfeited by any of our directors during the fiscal year. For information regarding the number of stock options held by each director as of September 27, 2008, see the column “Stock Options Outstanding” in the table below. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be recognized by the non-employee directors.

(4)	Mr. White received $4,000 for supplemental medical benefits.
     Each of the below non-employee directors owned the following number of stock options and restricted shares as of September 27, 2008.

	Stock Options	Restricted Stock
Non-Employee Director	Outstanding	Outstanding
Jack A. Henry	45,000	15,000
Paul D. Quadros	45,000	15,000
Thomas M. Reahard	90,000	15,000
Thomas J. Toy	90,000	15,000
Edward A. White	75,000	15,000
     Effective March 24, 2006, the White Electronic Designs Corporation 2006 Director Restricted Stock Plan was approved by the shareholders. Under this Plan, each of the outside directors receives an annual grant of 7,500 shares at the Annual Meeting of Shareholders that vest ratably over a three-year period. The Corporation values these shares using the intrinsic method. The 37,500 shares granted on March 24, 2006 were valued at $5.81 per share, the 37,500 shares granted on March 7, 2007 were valued at $6.76 per share and the 37,500 shares granted on March 6, 2008 were valued at $4.00 per share, the closing price of our stock on the date of the grants.
Code of Ethics
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

Shareholder Communications with the Board
     The Board allows shareholders to send communications to the Board through its Corporate Governance and Nominating Committee. All such communications, except those related to shareholder proposals that will be discussed in our upcoming 2009 proxy statement for our annual meeting of shareholders under the heading “Shareholder Proposals for 2010 Annual Meeting,” must be sent to the Chairman of the Corporate Governance and Nominating Committee at the Corporation’s offices at 3601 East University Drive, Phoenix, Arizona 85034.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation’s directors and officers, and persons who own more than ten percent of a registered class of the Corporation’s equity securities, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of any equity securities of the Corporation.
     To the Corporation’s knowledge, based solely on review of the copies of such reports furnished to the Corporation, all officers, directors and beneficial owners of greater than ten percent of the Corporation’s equity securities, made all required filings under Section 16(a) on a timely basis, except that two Form 4s were untimely filed on December 18, 2007 for restricted stock that was awarded to Hamid R. Shokrgozar and Roger A. Derse on December 12, 2007 and two Form 4s were untimely filed on February 7, 2008 for stock options exercised by Edward A. White and Thomas M. Reahard on January 25, 2008.
ITEM 11   EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
  Overview and Compensation Philosophy
     Our philosophy is to provide compensation to our Named Executive Officers (as such term is defined in the section entitled “Executive Compensation” of this 10-K/A) in such a manner as to retain the best available personnel for positions of substantial responsibility within the Corporation, to provide incentives which reward performance and longevity and to promote the success of our business. As a goal, our Compensation Committee, with the assistance of a compensation consultant (as discussed further below in this Compensation Discussion and Analysis), has developed a compensation target of cash compensation to be in the 50th to 60th percentile and equity incentives to be in the 50th percentile as measured against public electronics companies within a specified revenue range (our “peer group”). Our peer group is discussed in more detail below in this Compensation Discussion and Analysis under the heading “Benchmarking and Compensation Evaluation.”
  Role of the Compensation Committee
     The Compensation Committee administers our executive compensation program and is comprised of three non-employee, independent members of the board of directors, each of whom is an “outside director” as defined by Section 162(m) of the Internal Revenue Code, as amended.
     The scope of authority of the Compensation Committee is to set salaries and bonuses of the Named Executive Officers and to award equity grants and other compensation to them as appropriate. The Compensation Committee has the authority to review and recommend compensation policies, review and approve compensation of our Named Executive Officers and administer our stock plans, including reviewing and approving equity-based awards to our Named Executive Officers.
     Our Compensation Committee has the authority to retain and terminate any compensation consultant to be used by us to assist in the evaluation of the compensation of the Named Executive Officers and has the sole authority to approve the fees and other retention terms of any consultant it hires. Our Compensation Committee also has authority to obtain advice and assistance from internal or external legal, accounting or other advisors.
  Role of Management in Executive Compensation Decisions
     Substantial changes in the senior management of our Company occurred during fiscal 2008. Hamid R. Shokrgozar, then our Chief Executive Officer, President and Chairman of the Board, resigned effective August 28, 2008. At that time, the board appointed Roger A. Derse, Vice President and Chief Financial Officer, and Dan Tarantine, Executive Vice President Sales and Marketing, to the Interim Office of the President.
     While consideration of executive compensation is an interactive process involving multiple parties, the principal role of Company management in decisions involving executive compensation is primarily to support the activities of the Compensation Committee. The Chief Financial Officer facilitates the coordination of human resource management, accounting and legal input to reach informed decisions. The Chief Financial Officer and Executive Vice President Sales and Marketing are also primarily responsible for developing a proposed annual business plan and presenting the plan to the Board of Directors. This annual plan, as approved by the Board, forms the basis for measurement of the performance of management in both our cash and performance share incentive plans. The Chief Financial Officer and Executive Vice President Sales and Marketing are also involved in making proposals to the Compensation Committee concerning potential changes in the compensation of senior management and potential changes in our overall compensation programs. The Compensation Committee considers, but is not bound to and does not always accept, management’s recommendations with respect to compensation. The Compensation Committee does not delegate its authority to Company management.
     The Chief Financial Officer and Executive Vice President Sales and Marketing attend some of the Compensation Committee meetings, but the Compensation Committee also regularly holds executive sessions not attended by any members of management.
  Executive Compensation Components
     The primary components of our executive compensation program are base salaries, bonus compensation based upon incentive goals and objectives, equity incentives, change in control and severance packages, and fringe benefits. Our compensation program is designed to balance the Company’s short-term and long-term performance goals.
  Base Salary
     The base salaries for our Named Executive Officers are, in general, established on the basis of skills, accomplishments, the scope of their job and prevailing market conditions. The salary for each Named Executive Officer is determined by evaluating the responsibilities of the position held and the experience and performance of the individual, with reference to the competitive marketplace for the executive talent, including a comparison to our peer group, as established from time to time with the assistance of compensation consultants.
     The Compensation Committee reviews executive salaries annually. Generally speaking, specific individual performance criteria are not established by the Compensation Committee for each Named Executive Officer and none were established for fiscal 2008. Rather, each Named Executive Officer is evaluated based on general individual performance over the past year, the scope of each officer’s duties and responsibilities, experience and expertise.
     For fiscal 2008, no adjustment was made to the base salary for Mr. Tarantine or Mr. Derse. However, as a result of the additional duties taken on in connection with their appointment to the Interim Office of the President, effective September 5, 2008, Mr. Tarantine and Mr. Derse each receive an additional $5,000 per month while acting in this capacity. Each Named Executive Officer’s base salary for fiscal 2008 is set forth in the “Salary” column of the Summary Compensation Table.
     For fiscal 2009, the Compensation Committee established the salaries using the criteria above. Mr. Tarantine’s annual salary will be $256,000 and Mr. Derse’s will be $240,500. In addition, they will each continue to receive an additional $5,000 per month while they serve in the Interim Office of the President, and each will receive a one-time bonus of $60,000 when a new Chief Executive Officer (principle executive officer) is hired and commences employment.
  Benchmarking and Compensation Evaluation
     In making its determinations with respect to executive compensation, the Compensation Committee has periodically engaged the services of a compensation consultant to provide the Corporation input on trends in executive compensation, obtain an outside perspective on our compensation practices and assist with our peer group benchmarking analysis. The Compensation Committee does not believe a formal annual peer group assessment by an independent third party is necessary unless factors indicate significant changes in executive compensation have taken place.
     In fiscal 2007, the Compensation Committee retained Compensia, Inc., an independent compensation consultant, to assist the Corporation in developing a long term compensation program for its senior executives and evaluate total executive compensation for fiscal 2007. A peer group, consisting of 14 public electronics companies with revenues similar to the Corporation’s was selected. More specifically, the peer group identified included the following companies: (i) California Micro Devices Corporation, (ii) Catalyst Semiconductor, Inc., (iii) DDI Corporation, (iv) Integrated Silicon Solution, Inc., (v) IntriCon Corporation, (vi) LaBarge, Inc., (vii) MIPS Technologies, Inc., (viii) Netlist, Inc., (ix) Planar Systems, Inc., (x) Staktek Holdings, Inc., (xi) STEC, Inc., (xii) Techwell, Inc., (xiii) Titan Global Holdings, Inc., and (xiv) Video Display Corporation. The peer group may change from year to year depending on changes in the marketplace and our business focus, but in fiscal 2008, no changes were made to this peer group.
     In fiscal 2007, the compensation of each Named Executive Officer was benchmarked to the peer group, as well as an analysis of each component of compensation. The benchmarking data indicated that our compensation is more weighted to base pay and less to incentive pay and equity as compared to the peer group. As part of the Compensation Committee’s evaluation, no changes were made to the base salaries of the Named Executive Officers for fiscal 2008; however, to move towards our target for cash and equity incentives to be in the 50th percentile as measured against our peer group, the Compensation Committee implemented the incentive plans as described below. As discussed above, in early fiscal 2009, certain adjustments were made to the cash compensation of Messrs. Derse and Tarantine to reflect, in part, increased duties in connection with the departure of our former CEO.
  Executive Incentive Plans for Fiscal 2008 and 2009
     Cash Incentive Bonus Awards. In connection with the evaluation program discussed above, in December 2007, our Compensation Committee determined and approved specific financial and operational performance goals for fiscal 2008 for possible cash incentive bonus awards for our Named Executive Officers. The achievement of certain minimum Earnings before Income Taxes, Depreciation and Amortization (“EBITDA”) amounts were not met. However, due to the significant changes in the business and senior management, the individual performances of Messrs. Derse and Tarantine, and the determination that it was in the best interests of the Corporation to retain such officers, the Compensation Committee approved a discretionary cash bonus of $30,000 for each of Messrs. Derse and Tarantine.
     For fiscal 2009, the Compensation Committee approved a new cash incentive bonus award for our Named Executive Officers. If the approved EBITDA amount is attained, the cash bonus awards for Messrs. Tarantine and Derse are expected to be approximately 20% of their base salary. If 90% of this EBITDA amount is attained, then the cash bonus awards for Messrs. Tarantine and Derse are expected to be approximately 10% of their base salary. If 110% of this EBITDA amount is attained, then the cash bonus awards for Messrs. Tarantine and Derse are expected to be approximately 30% of their base salary.
     Equity Incentive Awards. We currently utilize two forms of equity awards for the Named Executive Officers, consisting of restricted stock units (“RSUs”) and performance shares.
     In fiscal 2008, the Board of Directors granted and approved 25,000 RSUs for Mr. Derse. The RSUs will vest over a two-year period, with 50% of each RSU award vesting on the first-year anniversary of the date of grant and the remaining 50% of each RSU award vesting upon the end of the second-year anniversary of the date of grant. Upon a “Change in Control” of the Corporation (as such term is defined in his employment agreement) each RSU award will automatically and fully vest.
     In fiscal 2009, the Compensation Committee granted and approved 50,000 RSUs for Messrs. Derse and Tarantine. The RSUs will vest over a two-year period, with 50% of each RSU award vesting on the first-year anniversary of the date of grant and the remaining 50% of each RSU award vesting upon the end of the second-year anniversary of the date of grant. Upon a “Change in Control” of the Corporation (as such term is defined in each of their respective employment agreements) each RSU award will automatically and fully vest. In addition, given the similar positions of responsibility, Mr. Tarantine was granted an additional 25,000 RSUs to match Mr. Derse’s earlier award, of which 50% immediately vested. The remaining 50% will vest on the first-year anniversary of the date of grant.
     The performance share awards granted in fiscal 2008 were cancelled in fiscal 2009 due to the significant changes in the business and senior management. In fiscal 2009, a new performance share plan was approved by the Compensation Committee. If we achieve the approved annual EBITDA amount, then Messrs. Derse and Tarantine would each receive 18,750 performance shares. If we achieve 90% of annual EBITDA, then 12,500 shares would be awarded to each of Messrs. Derse and Tarantine. If we achieve 110% of annual EBITDA, then 25,000 shares would be awarded to each of Messrs. Derse and Tarantine. Upon a “Change in Control” of the Corporation (as such term is defined in each of their respective employment agreements) each performance share award will be automatically granted and fully vested regardless of the achievement of the EBITDA Target.
     Difficulty in achieving performance targets. As noted above, our performance targets for our cash bonus incentive awards and equity incentive awards for fiscal 2008 and 2009 were and are based on EBITDA targets set by the Compensation Committee. The EBITDA targets in fiscal 2008 were not met, in part due to the restructuring of the Corporation’s operational structure which resulted in discontinued operations. The Compensation Committee intended to set the fiscal 2008 and fiscal 2009 EBITDA targets at challenging levels to motivate high business performance and support attainment of longer-term financial objectives in light of our newly restructured business which will align management’s interests with the interests of our shareholders. The Compensation Committee ultimately believes that these EBITDA and other performance targets, individually or together, should be based on historic and estimated performance levels of the Corporation and we believe that while the current EBITDA targets are attainable, they are also challenging enough to require management to produce robust results to obtain them.
  Employment and Severance Agreements
     As a means of (i) providing certain assurances and motivation for current management, (ii) retaining effective management of the Corporation, and (iii) limiting distractions of management and the Board, the Compensation Committee negotiated, and the Board approved, new employment agreements with Messrs. Derse and Tarantine. The Compensation Committee also intended these new employment agreements to align executive and stockholder interests by enabling executives to consider corporate transactions that are in the best interests of the stockholders and other constituents of the Company without undue concern over whether the transactions may jeopardize the executives’ own employment. These agreements generally entail accelerated vesting of equity incentives and cash compensation. These agreements are discussed in more detail in the section entitled “Employment and Severance Agreements.” The potential payments that may arise from these change in control arrangements is discussed in the section entitled “Potential Payments Upon Termination of Employment or Change in Control.”
  Other Compensation
     The Named Executive Officers receive no benefits from the Corporation under defined pension or defined contribution plans other than the tax-qualified 401(k) Plan. During fiscal year 2008, Mr. Tarantine and Mr. Derse received a car allowance. The Named Executive Officers participate in benefit programs designed for all full time employees including medical, disability and life insurance.
  Tax Deductibility of Executive Compensation
     In fiscal 2008, the Compensation Committee considered the potential impact of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Section 162(m) disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1,000,000 in any taxable year for any of the Named Executive Officers named in a proxy statement, unless such compensation meets certain specifications under the Code. The Compensation Committee has studied the impact of Section 162(m) and believes that the compensation of our Named Executive Officers to date meets the requirements and is deductible for tax purposes. It is the Compensation Committee’s policy to qualify, to the extent reasonable, the Named Executive Officers’ compensation for deductibility under applicable tax law. However, if circumstances warrant, the Corporation may, in the future, pay compensation to the Named Executive Officers that may not be deductible.

Compensation Committee Report (1)
     The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis prepared by management and included in Amendment No. 1 to the Original Annual Report. In reliance on these reviews and discussions with management, the Compensation Committee recommended to the Board of Directors of the Corporation, and the Board of Directors has approved, that the Compensation Discussion and Analysis be included in Amendment No. 1 to the Original Annual Report for filing with the Securities and Exchange Commission.
     This report is submitted by the Compensation Committee.
Compensation Committee
Paul D. Quadros (Chairman)
Thomas M. Reahard
Jack A. Henry

(1)
Pursuant to Item 407(e)(5) of Regulation S-K promulgated by the Commission, this “Compensation Committee Report” shall not be deemed to be filed with the Commission for purposes of the Exchange Act, nor shall such report be deemed to be incorporated by reference in any past or future filing by the Corporation under the Securities Exchange Act of 1934 (“Exchange Act”) or the Securities Act of 1933, as amended, (“Securities Act”) unless the intention to do so is expressly indicated.

Additional Information on Executive Compensation
  Summary Compensation Table
     The following tables set forth information concerning compensation earned by, or paid for, services provided to us for the periods indicated to all persons serving as our principal executive officer or as principal financial officer during fiscal year 2008 (the “Named Executive Officers”). The Corporation has only two executive officers, so there are no other officers who were serving as executive officers at the end of fiscal year 2008 other than Messrs. Derse and Tarantine. Our former President and CEO, who resigned effective August 28, 2008, is also included in this table.
Summary Compensation Table

							Change in
							Pension Value
							and Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($) (1)	($) (1)	($)	($)	($) (2)	($)
Roger A. Derse, Interim Office of the President, Vice President and Chief Financial Officer	2008	225,116	30,000	104,465	24,992	—	—	13,684	398,257

Dan Tarantine, Interim Office of the President, Executive Vice President, Sales and Marketing	2008	240,616	30,000	23,200	—	—	—	16,647	310,463

Hamid R. Shokrgozar, former President and Chief Executive Officer	2008	469,241	—	489,969	477,485	—	—	1,820,589	3,257,284

(1)
These columns reflect the compensation cost recognized for financial statement reporting purposes for the fiscal year ended September 27, 2008, in accordance with FAS 123(R), of stock and option awards issued and thus includes amounts from outstanding stock and option awards granted prior to fiscal 2008. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements for the fiscal year ended September 27, 2008 as included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 11, 2008. The amounts shown disregard estimated forfeitures related to service-based vesting conditions. No stock or option awards were forfeited by any of our named executive officers during the fiscal year. The amounts shown for Mr. Shokrgozar represent the total compensation cost recognized for stock and option award modifications in connection with his severance agreement. Mr. Shokrgozar was granted 150,000 replacement stock options, 50,000 shares of restricted stock and 100,000 performance shares in fiscal 2008. Mr. Derse was granted 25,000 shares of restricted stock and 25,000 performance shares in fiscal 2008. Mr. Tarantine was granted 10,000 performance shares in fiscal 2008. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be recognized by the Named Executive Officers.

(2)
Amounts in this column consist of: (i) our contributions under our 401(k) plan as follows: Mr. Shokrgozar — $7,750; Mr. Derse — $2,544; and Mr. Tarantine — $5,528; (ii) life insurance premiums as follows: Mr. Shokrgozar — $1,590; Mr. Derse — $940; and Mr. Tarantine — $919; (iii) car allowance as follows: Mr. Shokrgozar — $18,196; Mr. Derse — $10,200; and Mr. Tarantine — $10,200; (iv) unused vacation payout for Mr. Shokrgozar — $74,110; (v) supplemental medical payment for Mr. Shokrgozar — $4,000; and (vi) a

$1,600,000 cash payment and $114,943 in other costs in connection with Mr. Shokrgozar’s severance agreement.
  Grants of Plan-Based Awards
     In fiscal 2008, Mr. Shokrgozar was granted 150,000 replacement stock options, 50,000 shares of restricted stock and 100,000 performance shares. Mr. Derse was granted 25,000 shares of restricted stock and 25,000 performance shares in fiscal 2008. Mr. Tarantine was granted 10,000 performance shares in fiscal 2008. However, as previously discussed in Equity Incentive Awards, Messrs. Derse’s and Tarantine’s performance shares granted in fiscal 2008 were cancelled in fiscal 2009.
  Employment and Severance Agreements
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
o
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

o	The vested stock options to acquire 150,000 shares granted on December 3, 1998 would terminate, if not exercised, on the 90th day following the termination date;

o	The vested stock options to acquire 150,000 shares granted on November 30, 2000 terminated on August 28, 2008;

o
The Company granted to Mr. Shokrgozar an option to acquire 150,000 shares of the Company’s Common Stock at an exercise price of $7.25 per share, an expiration date of November 30, 2010, and with such other terms as are contained in the Company’s standard form of option agreement;

o	The 50,000 shares of restricted stock granted to Mr. Shokrgozar pursuant to that certain Restricted Stock Units Award Agreement dated December 12, 2007 vested on September 5, 2008;

o	One-half (50,000 shares) of the performance shares granted to Mr. Shokrgozar pursuant to that certain Performance Share Award Agreement dated December 12, 2007 vested on September 5, 2008;

o
One-half (50,000 shares) of the performance shares granted to Mr. Shokrgozar pursuant to that certain Performance Share Award Agreement dated December 12, 2007 shall vest if the Company’s EBITDA for the fiscal year ended in 2009 equals or exceeds $9,960,000; and

o	Any other unvested right to receive Company stock terminated on August 28, 2008.
     On January 21, 2009, the Corporation entered into new employment agreements with Mr. Tarantine, our Executive Vice President, Sales and Marketing, and Mr. Derse, our Chief Financial Officer (both or either herein may be referred to as the “Executive”). There is no definitive term of employment under the agreement and the Executive’s employment may be terminated by either party at any time, subject to certain notice requirements and the termination payments and terms described below. The agreement provides for an annual base salary of $256,000 for Mr. Tarantine and $240,500 for Mr. Derse, which shall be reviewed by the Board of Directors of the Company and/or its Compensation Committee from time to time. The agreement also provides that the Executive may be eligible to participate in any annual bonus program that may be established and approved by the Board, all savings and retirement plans, practices, policies and programs of the Company which are made generally available to all other employees of the Company, a car allowance of $850 per month, at least five weeks of paid vacation time and reimbursement for all reasonable business expenses. In the event of a termination for cause, disability, death or voluntarily resignation other than for good reason, the Corporation is required to pay the Executive only his accrued but unused vacation and base salary to the date of termination. In the event of a termination without cause (or a resignation for good reason), the Corporation is required to pay any accrued but unused vacation, base salary through date of termination and the continuation of base salary for twelve months and Executive’s COBRA continuation premiums for up to twelve months. The agreement also provides that all unvested stock options, unvested restricted stock units and any other unvested equity-based awards or grants previously granted shall become fully vested. Additionally, all stock options, both vested and unvested, will remain fully exercisable until the tenth anniversary of the grant date of such option. These provisions are subject to and conditioned upon the Executive executing a general release and waiver and the Executive’s compliance with the Restrictive Covenants. The agreement also includes special provisions in the event of a “Change in Control” (as defined in the agreement). Specifically, all unvested stock options, unvested restricted stock units and any other unvested equity-based awards or grants previously granted shall become fully vested. In the event the Company terminates Executive’s employment without “Cause” (as defined in the agreement) or the Executive terminates his employment with “Good Reason” (as defined in the agreement) within one year following a Change in Control, the Executive will be entitled to any accrued but unused vacation, base salary through date of termination and the continuation of base salary for eighteen months and Executive’s COBRA continuation premiums for up to eighteen months. Additionally, all stock options, both vested and unvested, will remain fully exercisable until the tenth anniversary of the grant date of such option. This Agreement shall constitute the entire agreement among the parties with respect to the Executive’s employment and supersedes and is in full substitution for any and all prior understandings or agreements with respect to the Executive’s employment.

     Outstanding Equity Awards
Outstanding Equity Awards At 2008 Fiscal Year-End

	Option Awards						Stock Awards
				Equity					Equity	Equity Incentive
				Incentive Plan					Incentive Plan	Plan Awards:
				Awards:					Awards:	Market or
				Number of			Number of		Number of	Payout Value of
		Number of		Securities			Shares or	Market Value	Unearned	Unearned
		Securities		Underlying			Units of	of Shares or	Shares, Units or	Shares, Units or
		Underlying	Number of Securities	Unexercised	Option		Stock That	Units of Stock	Other Rights	Other Rights
		Unexercised	Underlying Unexercised	Unearned	Exercise	Option	Have Not	That Have Not	That Have Not	That Have Not
		Options	Options	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Grant Date	# Exercisable	(#) Unexercisable (1)	(#)	($)	Date	(#) (2)	($)	(#) (3)	($)
Roger A. Derse,	5/26/2004	50,000	—	—	6.38	5/26/2014	—	—	—	—
Interim Office of the	12/15/2004	10,000	—	—	6.45	12/15/2014	—	—	—	—
President, Vice	9/12/2006	20,000	20,000	—	4.70	9/12/2016	—	—	—	—
President and Chief	12/12/2007	—	—	—	—	—	—	—	25,000	130,500
Financial Officer	12/12/2007	—	—	—	—	—	25,000	130,500	—	—

Dan Tarantine,	12/3/1998	50,000	—	—	1.125	12/3/2008	—	—	—	—
Interim Office of the President,	11/10/1999	20,000	—	—	2.75	11/10/2009	—	—	—	—
Executive Vice	11/10/2000	15,000	—	—	10.625	11/10/2010	—	—	—	—
President, Sales and	5/16/2001	40,000	—	—	3.83	5/16/2011	—	—	—	—
Marketing	12/15/2004	50,000	—	—	6.45	12/15/2014	—	—	—	—
	12/12/2007	—	—	—	—	—	—	—	10,000	52,200

Hamid R. Shokrgozar,	12/3/1998	150,000	—	—	1.125	11/28/2008	—	—	—	—
former President and	11/10/1999	125,000	—	—	2.75	11/10/2009	—	—	—	—
Chief Executive	11/10/1999	125,000	—	—	2.75	11/10/2009	—	—	—	—
Officer	5/16/2001	150,000	—	—	3.83	5/16/2011	—	—	—	—
	12/15/2004	150,000	—	—	6.45	12/15/2014	—	—	—	—
	12/12/2007	—	—	—	—	—	—	—	50,000	261,000
	9/5/2008	150,000	—	—	7.25	11/30/2010	—	—	—	—

(1)
Options generally vest pro-rata over a four-year period beginning on the first anniversary of the date of grant. Mr. Derse’s options vest at the rate of 25% after the first year and ratably thereafter for 36 months.

(2)
Mr. Derse’s restricted stock units vest over two years, with 50% vesting on the first-year anniversary of the date of grant and the remaining 50% vesting upon the end of the second-year anniversary of the date of grant.

(3)	Performance shares vest pursuant to the plan outlined in the section entitled “Compensation Discussion and Analysis” under the subheading Executive Incentive Plans for Fiscal 2008 and 2009.

  Option Exercises and Stock Vested Table
     The following table shows the number of shares acquired by the exercise of stock options and the vesting of restricted stock and performance shares by each of the Named Executive Officers during fiscal 2008, along with the value realized on such exercises or at the time of such vesting as calculated based on the difference between the market price of our stock at exercise or vesting and the option exercise or grant price. None of the Named Executive Officers exercised option awards during fiscal 2008.
Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized On	Acquired on	Value Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)(2)	($)(1)	(#)(2)	($)
Roger A. Derse, Interim Office of the President, Vice President and Chief Financial Officer	—	—	—	—

Dan Tarantine, Interim Office of the President, Executive Vice President, Sales and Marketing	—	—	—	—

Hamid R. Shokrgozar, former President and Chief Executive Officer	—	—	100,000	515,000

(1)
If the officer executed a same-day-sale transaction, the value realized equals the difference between the per share exercise price of the option and the per share sales price upon sale, multiplied by the number of shares for which the option was exercised. If the employee executed an exercise and hold transaction, the value realized equals the difference between the per share exercise price of the option and the fair market value of a share of our common stock on such date of exercise, multiplied by the number of shares for which the option was exercised.

(2)
These awards for restricted stock and performance shares were vested pursuant to the Severance Agreement between Hamid R. Shokrgozar and the Company. See the subheading under Employment and Severance Agreements for further discussion.

Potential Payments upon Termination of Employment or Change in Control
     The tables below estimate certain payments that will be made to each of Messrs. Derse and Tarantine upon a termination of employment or change in control of the Corporation in the various circumstances listed. The table for each of these Named Executive Officers should be read together with the description of that officer’s new employment agreement in the section entitled Employment and Severance Agreements. Unless noted otherwise in the individual table, the major assumptions that are used in creating the tables are set forth directly below.
     Date of Termination. The tables assume that any triggering event (i.e., termination, resignation, change in control, death or disability) took place on January 21, 2009 with base salaries and incentive plans in effect on this date being used for purposes of any severance payout calculation. This date was selected to account for the new employment agreements entered into with each of our continuing Named Executive Officers.
     Price Per Share of Common Stock. Calculations requiring a per share stock price are made on the basis of the closing price of $3.80 per share of our common stock on the NASDAQ Global Market on January 21, 2009.
     Change in Control. No cash payment will be made solely because of a change in control. For each Named Executive Officer, the cash payments described under the heading “Termination Following a Change in Control”

require a double trigger of both a change in control and a termination without cause (or resignation with good reason). Messrs. Derse and Tarantine will receive the cash payments set forth below if such termination without cause (or resignation with good reason) occurs within one year of the effective date of a change in control.
     Equity Acceleration upon a Change in Control. All unvested stock options or other equity awards of Messrs. Derse and Tarantine vest automatically upon a change in control if he is employed by us on the date of the change in control. For purposes of the table under the heading “Change in Control,” it is assumed that all outstanding options (and other equity, as applicable) are accelerated upon a change in control.
     Medical and Other Benefits. The tables below do not include any amounts payable on termination that are generally available to all employees on a non-discriminatory basis. As described in the section entitled Employment and Severance Agreements, Messrs. Derse and Tarantine are entitled to the continuation of medical benefits for a period of eighteen months upon a termination without cause or resignation within one year following a change in control.
     Retirement. The tables do not include specific treatment of a normal retirement.
     The following table describes the potential payments upon a change in control of the Corporation for Roger A. Derse, a member of the Interim Office of the President and our Vice President and Chief Financial Officer.

			Termination		Termination for Cause,
	Termination		Following a		Disability, Death or
	Without		Change in	Change in	Voluntary Other Than for
Executive Benefits and Payments	Cause		Control	Control	Good Reason
Upon Termination	($)		($)	($)	($)
Cash Compensation:
Base Salary	240,500	(1)	360,750 (4)	—	—
Accrued, But Unused Vacation	21,773	(1)	21,773 (4)	—	21,773 (7)
Medical Benefits	10,404	(2)	15,606 (5)	—	—

Long-term Incentives:
Acceleration of Unvested Stock Options, Restricted Stock and Performance Shares	308,750	(3)	—	308,750 (6)	—

Total:	581,427		398,129	308,750	21,773

(1)
Mr. Derse’s severance payments following a termination without cause will include (i) any accrued but unused vacation, (ii) base salary through the date of termination (to the extent not theretofore paid) and (iii) the continuation of base salary for twelve months. The dollar value of Mr. Derse’s accrued but unused vacation as of January 21, 2009 was $21,773. Mr. Derse’s annual base salary is $240,500.

(2)
Mr. Derse’s severance payments following a termination without cause include COBRA continuation premiums up to 12 months, if he elects to continue the Company’s group health plans pursuant to his rights under COBRA. The monthly cost to the Corporation to furnish Mr. Derse with medical benefits is $867.

(3)
Mr. Derse’s severance payments following a termination without cause include the immediate vesting of all unvested stock options, unvested restricted stock units and any other unvested equity-based awards or grants previously granted. The amount shown represents the incremental difference between the market value and the cost of unvested options, restricted stock and performance shares for which vesting might be accelerated.

(4)
Mr. Derse’s severance payments following a termination without cause or for good reason within one year following a change in control of the Corporation will include (i) any accrued but unused vacation, (ii) base salary through the date of termination (to the extent not theretofore paid) and (iii) the continuation of base salary for eighteen months. The dollar value of Mr. Derse’s accrued but unused vacation as of January 21, 2009 was $21,773. Mr. Derse’s annual base salary is $240,500.

(5)
Mr. Derse’s severance payments following a termination without cause or for good reason within one year following a change in control of the Corporation include COBRA continuation premiums up to 18 months, if he elects to continue the Company’s group health plans pursuant to his rights under COBRA. The monthly cost to the Corporation to furnish Mr. Derse with medical benefits is $867.

(6)
Upon the occurrence of a change in control of the Corporation, all of Mr. Derse’s unvested stock options, unvested restricted stock units and any other unvested equity-based awards or grants previously granted will fully vest. The amount shown represents the incremental difference between the market value and the cost of unvested options, restricted stock and performance shares for which vesting might be accelerated.

(7)
Mr. Derse’s severance payments following a termination for cause, voluntarily for other than good reason or as a result of death or disability will include (i) any accrued but unused vacation and (ii) base salary through the date of termination (to the extent not theretofore paid). The dollar value of Mr. Derse’s accrued but unused vacation as of January 21, 2009 was $21,773.

     The following table describes the potential payments upon a change in control of the Corporation for Dan Tarantine, a member of the Interim Office of the President and our Executive Vice President, Sales and Marketing.

			Termination		Termination for Cause,
	Termination		Following a		Disability, Death or
	Without		Change in	Change in	Voluntary Other Than for
Executive Benefits and Payments	Cause		Control	Control	Good Reason
Upon Termination	($)		($)	($)	($)
Cash Compensation:
Base Salary	256,000	(1)	384,000 (4)	—	—
Accrued, But Unused Vacation	31,933	(1)	31,933 (4)	—	31,933 (7)
Medical Benefits	3,960	(2)	5,940 (5)	—	—

Long-term Incentives:
Acceleration of Unvested Stock Options, Restricted Stock and Performance Shares	308,750	(3)	—	308,750 (6)	—

Total:	600,643		421,873	308,750	31,933

(1)
Mr. Tarantine’s severance payments following a termination without cause will include (i) any accrued but unused vacation, (ii) base salary through the date of termination (to the extent not theretofore paid) and (iii) the continuation of base salary for twelve months. The dollar value of Mr. Tarantine’s accrued but unused vacation as of January 21, 2009 was $31,933. Mr. Tarantine’s annual base salary is $256,000.

(2)
Mr. Tarantine’s severance payments following a termination without cause include COBRA continuation premiums up to 12 months, if he elects to continue the Company’s group health plans pursuant to his rights under COBRA. The monthly cost to the Corporation to furnish Mr. Tarantine with medical benefits is $330.

(3)
Mr. Tarantine’s severance payments following a termination without cause include the immediate vesting of all unvested restricted stock units and any other unvested equity-based awards or grants previously granted. The amount shown represents the incremental difference between the market value and the cost of unvested restricted stock and performance shares for which vesting might be accelerated.

(4)
Mr. Tarantine’s severance payments following a termination without cause or for good reason within one year following a change in control of the Corporation will include (i) any accrued but unused vacation, (ii) base salary through the date of termination (to the extent not theretofore paid) and (iii) the continuation of base salary for eighteen months. The dollar value of Mr. Tarantine’s accrued but unused vacation as of January 21, 2009 was $31,933. Mr. Tarantine’s annual base salary is $256,000.

(5)
Mr. Tarantine’s severance payments following a termination without cause or for good reason within one year following a change in control of the Corporation include COBRA continuation premiums up to 18 months, if he elects to continue the Company’s group health plans pursuant to his rights under COBRA. The monthly cost to the Corporation to furnish Mr. Tarantine with medical benefits is $330.

(6)
Upon the occurrence of a change in control of the Corporation, all of Mr. Tarantine’s unvested restricted stock units and any other unvested equity-based awards or grants previously granted will fully vest. The amount shown represents the incremental difference between the market value and the cost of unvested restricted stock and performance shares for which vesting might be accelerated.

(7)
Mr. Tarantine’s severance payments following a termination for cause, voluntarily for other than good reason or as a result of death or disability will include (i) any accrued but unused vacation and (ii) base salary through the date of termination (to the extent not theretofore paid). The dollar value of Mr. Tarantine’s accrued but unused vacation as of January 21, 2009 was $31,933.

Compensation Committee Interlocks and Insider Participation
     None of the members of our Compensation Committee was an officer or employee of the Corporation at any time during or prior to the 2008 fiscal year. During fiscal 2008, no current executive officer of the Corporation served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board or Compensation Committee.
ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth the beneficial ownership of the Corporation’s Common Stock for (i) each of the Corporation’s current directors; (ii) each of the Corporation’s Named Executive Officers; (iii) each beneficial owner of more than five percent of the Common Stock; and (iv) all current directors and executive officers of the Corporation as a group. All such information reflects beneficial ownership as of January 15, 2009, as known by the Corporation. On such date, the number of shares of common stock outstanding was approximately 22,866,331.

	Amount and Nature of
Name and Address of Beneficial Owner(1)	Beneficial Ownership(2)		Percent of Class(3)

Roger A. Derse	97,500	(4)	*
Dan Tarantine	138,500	(5)	*
Jack A. Henry	61,000	(6)	*
Paul D. Quadros	57,500	(7)	*
Thomas M. Reahard	127,500	(8)	*
Thomas J. Toy	102,500	(9)	*
Edward A. White **	739,666	(10)	3.23

Executive Officers and Directors as a group (7 persons)	1,324,166		5.79

Dimensional Fund Advisors LP	1,991,613	(11)	8.71
Royce & Associates LLC	1,729,029	(12)	7.56
Signia Capital Management LLC	2,269,055	(13)	9.92
Wynnefield Partners Small Cap Value LP, et. al.	2,230,701	(14)	9.76

*	Represents less than 1% of the class.

**	Subject to a Rule 10b5-1 Plan.

(1)	Unless otherwise noted, the address of each listed shareholder is 3601 East University Drive, Phoenix, Arizona 85034.

(2)
Unless otherwise noted, the Corporation believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock that are beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days after January 15, 2009 upon the exercise of options or other such rights.

(3)
Each owner’s percentage ownership is determined by assuming that options held by such person (but not those held by any other person), which are exercisable within 60 days after January 15, 2009 have been exercised.

(4)
Shares beneficially owned by Mr. Derse include the following options that are currently exercisable or that will become exercisable within 60 days after January 15, 2009: options to purchase 60,000 shares of Common Stock granted under the Corporation’s 2000 Broad Based Non-Qualified Stock Plan and options to purchase 25,000 shares of Common Stock granted under the Corporation’s 1994 Employee Stock Option Plan.

(5)
Shares beneficially owned by Mr. Tarantine include the following options that are currently exercisable or that will become exercisable within 60 days after January 15, 2009: options to purchase 35,000 shares of Common Stock granted under the Corporation’s 1994 Flexible Stock Plan and options to purchase 90,000 shares of Common Stock granted under the Corporation’s 2000 Broad Based Non-Qualified Stock Plan.

(6)
Shares beneficially owned by Mr. Henry include the following options that are currently exercisable or that will become exercisable within 60 days after January 15, 2009: options to purchase 45,000 shares of Common Stock granted under the Corporation’s 2001 Directors Stock Option Plan. It also includes 5,000 shares of restricted stock granted under the Corporation’s 2006 Director Restricted Stock Plan that will vest within 60 days after January 15, 2009.

(7)
Shares beneficially owned by Mr. Quadros include the following options that are currently exercisable or that will become exercisable within 60 days after January 15, 2009: options to purchase 45,000 shares of Common Stock granted under the Corporation’s 2001 Directors Stock Option Plan. It also includes 5,000 shares of restricted stock granted under the Corporation’s 2006 Director Restricted Stock Plan that will vest within 60 days after January 15, 2009.

(8)
Shares beneficially owned by Mr. Reahard include the following options that are currently exercisable or that will become exercisable within 60 days after January 15, 2009: options to purchase 85,000 shares of Common Stock granted under the Corporation’s 2001 Directors Stock Option Plan. It also includes 5,000 shares of restricted stock granted under the Corporation’s 2006 Director Restricted Stock Plan that will vest within 60 days after January 15, 2009.

(9)
Shares beneficially owned by Mr. Toy include the following options that are currently exercisable or that will become exercisable within 60 days after January 15, 2009: options to purchase 85,000 shares of Common Stock granted under the Corporation’s 2001 Directors Stock Option Plan. It also includes 5,000 shares of restricted stock granted under the Corporation’s 2006 Director Restricted Stock Plan that will vest within 60 days after January 15, 2009.

(10)
Shares beneficially owned by Mr. White include the following options that are currently exercisable or that will become exercisable within 60 days after January 15, 2009: options to purchase 70,000 shares of Common Stock granted under the Corporation’s 2001 Directors Stock Option Plan. It also includes 5,000 shares of restricted stock granted under the Corporation’s 2006 Director Restricted Stock Plan that will vest within 60 days after January 15, 2009.

(11)
Shares beneficially owned by Dimensional Fund Advisors LP were determined based solely on our review of a Schedule 13G filed February 6, 2008 with the Securities and Exchange Commission. Dimensional Fund Advisors LP is located at 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(12)
Shares beneficially owned by Royce & Associates LLC were determined based solely on our review of a Schedule 13G filed February 1, 2008 with the Securities and Exchange Commission. Royce & Associates LLC is located at 1414 Avenue of the Americas, New York, NY 10019.

(13)
Shares beneficially owned by Signia Capital Management LLC were determined based solely on our review of a Schedule 13G filed September 10, 2008 with the Securities and Exchange Commission. Signia Capital Management LLC is located at 108 N Washington St, Suite 305, Spokane, WA 99201.

(14)
Shares beneficially owned by Wynnefield Partners Small Cap Value LP, et. al. were determined based solely on our review of a Schedule 13D/A filed December 19, 2008 with the Securities and Exchange Commission. Wynnefield Partners Small Cap Value LP, et al. is located at One Penn Plaza, Suite 4720, New York, NY 10119.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The Corporation has established policies and other procedures regarding approval of transactions between the Corporation and any employee, officer, director, and certain of their family members and other related persons, including those required to be reported under Item 404 of Regulation S-K. These policies and procedures are generally not in writing, but are evidenced by long standing principles set forth in our Code of Ethics and Business Conduct or adhered to by our Board. As set forth in the Audit Committee Charter, as and to the extent required under applicable federal securities laws and related rules and regulations, and/or the NASDAQ listing standards, related party transactions are to be reviewed and approved, if appropriate, by the Audit Committee. Generally speaking, we enter into such transactions only on terms that we believe are at least as favorable to our company as those that we could obtain from an unrelated third party.

     During the prior fiscal year, the Corporation was not involved in any transactions with related persons, which includes our directors, executive officers or shareholders known to us to beneficially own more than five percent of our outstanding Common Stock requiring disclosure under applicable securities regulations.
ITEM14   PRINCIPLE ACCOUNTANT FEES AND SERVICES
Audit Fees
     Grant Thornton LLP billed the Corporation $628,072 and $616,970 for professional audit services rendered during fiscal years 2008 and 2007, respectively. Fees for fiscal years 2008 and 2007 consisted of billings for the integrated audit of the Corporation’s consolidated financial statements and of its internal control over financial reporting, and the reviews of the interim financial statements included in the Corporation’s quarterly reports.
Audit-Related Fees
     During fiscal years 2008 and 2007, Grant Thornton LLP billed us $0 and $16,856, respectively, for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements that are not reported under Audit Fees above. These services included accounting consultations in connection with acquisitions, and consultations concerning financial accounting and reporting standards.
Tax Fees
     During fiscal years 2008 and 2007, Grant Thornton LLP billed us $0 and $15,328, respectively, for professional services relating to tax advice and tax planning. These services included assistance regarding mergers and acquisitions.
All Other Fees
     There were no other services performed for us by our principle accountants during fiscal years 2008 or 2007.
Summary of Fees Billed to the Corporation by Grant Thornton LLP:

	FY 2008	FY 2007
Audit Fees	$628,072	$616,970
Audit-Related Fees	—	16,856
Tax Fees	—	15,328
All Other Fees	—	—

Total Fees	$628,072	$649,154
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
     The Audit Committee is responsible for reviewing and pre-approving both audit and permissible non-audit services to be provided by the independent auditor. This pre-approval duty may be delegated to one or more designated members of the Audit Committee, provided that any pre-approval given by such delegate(s) must be reported to the Audit Committee at its next regularly scheduled meeting. The Audit Committee’s pre-approval policies and procedures are included within the Audit Committee Charter.
     The Audit Committee determined that the provision of the foregoing services and the related fees were compatible with maintaining Grant Thornton LLP’s independence from the Corporation. All of the fees identified above were approved by the Audit Committee pursuant to its pre-approval policies.

Audit Committee Report (1)
     The Audit Committee of the Board of Directors has furnished the following report on the Corporation’s audit procedures and its relationship with its independent registered public accounting firm for the twelve-month period ended September 27, 2008.
     The Audit Committee has reviewed and discussed with the Corporation’s management and Grant Thornton LLP the audited financial statements and the audit of the effectiveness of internal control over financial reporting of the Corporation contained in the Corporation’s Annual Report on Form 10-K for the Corporation’s 2008 fiscal year. The Audit Committee has also discussed with Grant Thornton LLP the matters required to be discussed by Auditing Standards No. 61, as amended (AICPA Professional Standards, Vol. 1, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Corporation’s financial statements.
     The Audit Committee has received and reviewed the written disclosures and the letter from Grant Thornton LLP required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees), and has discussed with Grant Thornton LLP its independence from the Corporation.
     Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Corporation’s Annual Report on Form 10-K for its 2008 fiscal year for filing with the SEC.
Audit Committee
Jack A. Henry (Chairman)
Paul D. Quadros
Thomas J. Toy

(1)
The Audit Committee Report does not constitute soliciting materials and should not be deemed filed or incorporated by reference into any other filing by the Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Corporation specifically incorporates these committee reports information by reference into a filing under such acts.

Exhibit Index

Exhibit
Number	Description

10.24* **	Employment Agreement, dated January 21, 2009, between White Electronic Designs Corporation and Roger A. Derse.

10.25* **	Employment Agreement, dated January 21, 2009, between White Electronic Designs Corporation and Dan V. Tarantine.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management compensatory contract, plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.
WHITE ELECTRONIC DESIGNS CORPORATION

/s/ Roger A. Derse	/s/ Dan Tarantine

Roger A. Derse	Dan Tarantine
Interim Office of the President, Vice President and	Interim Office of the President,
Chief Financial Officer, Secretary and Treasurer	Executive Vice President, Sales and Marketing

Date: January 26, 2009	Date: January 26, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

/s/ Edward A. White	/s/ Paul D. Quadros

Edward A. White	Paul D. Quadros
Chairman of the Board of Directors	Director

Date: January 26, 2009	Date: January 26, 2009

/s/ Thomas M. Reahard	/s/ Thomas J. Toy

Thomas M. Reahard	Thomas J. Toy
Lead Director	Director

Date: January 26, 2009	Date: January 26, 2009

/s/ Jack A. Henry

Jack A. Henry
Director

Date: January 26, 2009