Form 10-Q
period 2009-01-03
WHITE ELECTRONIC DESIGNS CORP
filed 2009-02-12
CIK 13606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 3, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares outstanding of the registrant’s common stock on February 9, 2009 was approximately 22,876,331.

WHITE ELECTRONIC DESIGNS CORPORATION
AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	January 3,	September 27,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$58,527	$52,604
Accounts receivable, less allowance for doubtful accounts of $63 and $74	8,363	10,508
Inventories	15,447	15,359
Prepaid expenses and other current assets	2,644	2,027
Deferred income taxes	2,948	2,962
Assets held for sale	9,570	12,668

Total Current Assets	97,499	96,128

Property, plant and equipment, net	10,260	10,137
Deferred income taxes	2,068	1,900
Goodwill	1,764	1,764
Other assets	67	67
Assets held for sale	1,678	1,662

Total Assets	$113,336	$111,658

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,967	$2,038
Accrued salaries and benefits	884	1,490
Other accrued expenses	1,262	1,260
Deferred revenue	4,126	4,016
Liabilities related to assets held for sale	2,071	2,327

Total Current Liabilities	11,310	11,131

Accrued pension liability	659	640
Other liabilities	949	948
Liabilities related to assets held for sale	54	101

Total Liabilities	12,972	12,820

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 25,320,702 and 25,048,639 shares issued	2,532	2,504
Treasury stock, 2,464,371 and 2,464,371 shares, at par	(247)	(247)
Additional paid-in capital	83,273	82,608
Retained earnings	15,065	14,241
Accumulated other comprehensive loss	(259)	(268)

Total Shareholders’ Equity	100,364	98,838

Total Liabilities and Shareholders’ Equity	$113,336	$111,658

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	January 3,	December 29,
	2009	2007
Net sales	$13,295	$12,088
Cost of sales	7,992	7,576

Gross profit	5,303	4,512

Operating expenses:
Selling, general and administrative	3,791	3,500
Research and development	1,116	909

Total operating expenses	4,907	4,409

Operating income	396	103
Interest income	247	569

Income from continuing operations before income taxes	643	672

Provision for income taxes	(150)	(116)

Income from continuing operations	493	556

Discontinued operations (Note 11):
Income (loss) from discontinued operations, net of tax	332	(317)

Net income	$825	$239

Income from continuing operations per common share:
Basic	$0.02	$0.02

Diluted	$0.02	$0.02

Income (loss) from discontinued operations per common share:
Basic	$0.01	$(0.01)

Diluted	$0.01	$(0.01)

Net income per common share:
Basic	$0.04	$0.01

Diluted	$0.04	$0.01

Weighted average number of common shares and equivalents:
Basic	22,754,984	22,712,950
Diluted	23,015,291	23,268,958

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	January 3,	December 29,
	2009	2007
OPERATING ACTIVITIES:
Income from continuing operations	$493	$556
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	643	571
Deferred income tax	(154)	(1,253)
Stock-based compensation expense related to employee stock awards	170	182
Tax benefit related to exercise of stock awards	243	12
Excess tax benefits from stock-based compensation	(188)	(1)
Pension costs	28	20

Net changes in balance sheet accounts:
Accounts receivable	2,145	(14)
Inventories	(88)	(978)
Prepaid expenses and other current assets	(617)	(153)
Accounts payable	843	899
Accrued expenses and deferred revenue	(494)	1,724
Other long-term liabilities	1	5

Net cash provided by operating activities	3,025	1,570

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(680)	(647)

Net cash used in investing activities	(680)	(647)

FINANCING ACTIVITIES:
Common stock issued for exercise of options and warrants	280	80
Repurchases of common stock	—	(3,159)
Excess tax benefits from stock-based compensation	188	1

Net cash provided by (used in) financing activities	468	(3,078)

Net change in cash and cash equivalents from continuing operations	2,813	(2,155)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	3,146	(1,574)
Net cash used in investing activities	(36)	(26)

Net change in cash and cash equivalents from discontinued operations	3,110	(1,600)

Net change in cash and cash equivalents	5,923	(3,755)
Cash and cash equivalents at beginning of period	52,604	48,652

Cash and cash equivalents at end of period	$58,527	$44,897

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Acquisition of property, plant and equipment in accounts payable	$86	$166

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. INTERIM FINANCIAL INFORMATION
Unless the context otherwise requires, the term “Company,” “we,” “us,” or “our” refers to White Electronic Designs Corporation. The consolidated balance sheet as of January 3, 2009, the consolidated statements of operations for the three months ended January 3, 2009 and December 29, 2007, and the consolidated statements of cash flows for the three months ended January 3, 2009 and December 29, 2007 have been prepared by the Company and are unaudited. The consolidated balance sheet as of September 27, 2008 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 27, 2008. The Company’s fiscal year end is the Saturday nearest to September 30th. It is the Company’s policy to adjust its annual calendar to include an additional week in the first quarter of its fiscal year when necessary. Such adjustment was required in fiscal 2009 and, as a result, the quarter ended January 3, 2009 includes fourteen (14) weeks of activity while the quarter ended December 29, 2007 includes thirteen (13) weeks of activity. The Company believes that this additional week of activity in fiscal 2009 did not have a material impact on its quarterly results of operations.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008. The results of operations for the three months ended January 3, 2009 are not necessarily indicative of the operating results for the full year.
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as net sales and expenses reported for the periods presented. The most significant estimates relate to revenue recognition, inventory obsolescence, bad debts, long-lived assets, stock-based compensation, income taxes and the gain or loss on sale of discontinued operations. The Company regularly assesses these estimates and, while actual results may differ, management believes that the estimates are reasonable.
On March 28, 2008, the Board of Directors authorized the disposal of the Interface Electronics Division (“IED”) and the commercial microelectronic product lines. On September 26, 2008, the Board of Directors authorized the disposal of the Display Systems Division (“DSD”). These decisions resulted from an effort to streamline the Company’s businesses to focus on product lines where the Company has superior technical knowledge, specialized manufacturing capabilities and an ongoing commitment to research and development. With the streamlining of our business operations, we are now reporting one segment – Defense Electronics. As a result of this decision to dispose of these product lines, we have accounted for them as discontinued operations for all periods presented in the accompanying consolidated financial statements and the assets and liabilities of the discontinued operations are classified as assets and liabilities held for sale.
2. EARNINGS PER SHARE
Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS No. 128”), requires the presentation of basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by giving effect to all potential dilutive common shares that were outstanding during the period unless they are antidilutive. Potential dilutive common shares consist of the incremental common shares that would be issued upon exercise of stock awards.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

	Three Months Ended
	January 3, 2009			December 29, 2007
	Income from	Income from		Income from	Loss from
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net Income	Operations	Operations	Net Income
Basic EPS
Income (loss) — (numerator)	$493,000	$332,000	$825,000	$556,000	$(317,000)	$239,000

Weighted average common shares outstanding — (denominator)	22,754,984	22,754,984	22,754,984	22,712,950	22,712,950	22,712,950

Earnings (loss) per share — Basic	$0.02	$0.01	$0.04	$0.02	$(0.01)	$0.01

Diluted EPS
Income (loss) — (numerator)	$493,000	$332,000	$825,000	$556,000	$(317,000)	$239,000

Weighted average common shares outstanding	22,754,984	22,754,984	22,754,984	22,712,950	22,712,950	22,712,950
Dilutive effect of stock options and restricted stock	260,307	260,307	260,307	556,008	—	556,008

Total diluted shares — (denominator)	23,015,291	23,015,291	23,015,291	23,268,958	22,712,950	23,268,958

Earnings (loss) per share — Diluted	$0.02	$0.01	$0.04	$0.02	$(0.01)	$0.01
Shares excluded from the calculation of diluted earnings per share were 1,450,830 and 931,389 for the three months ended January 3, 2009 and December 29, 2007, respectively, as the exercise price was greater than the average share price for the period. For the three months ended December 29, 2007, the effect of common stock equivalents (556,008) is not included in the diluted loss per share calculation for Loss from Discontinued Operations as their inclusion would be anti-dilutive.
3. STOCK-BASED COMPENSATION
For the three months ended January 3, 2009, the Company recorded compensation expense of $170,000 and cash flows from financing activities of $188,000, which reduced cash flows from operating activities by the same amount. For the three months ended December 29, 2007, the Company recorded compensation expense of $182,000 and cash flows from financing activities of $1,000, which reduced cash flows from operating activities by the same amount. The compensation cost for share-based payment awards is included in selling, general and administrative expenses on our consolidated statements of operations.
Stock Options
Executives and other key employees have been granted options to purchase common shares under stock option plans adopted during the period from 1992 through 2001. The option exercise price equals the fair market value of the Company’s common shares on the day of the grant. The vesting periods of our stock option awards generally range from three to four years. Options generally vest ratably over the period and have a maximum term of ten years.
The Company accounts for its options in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense in the financial statements for all share-based payment awards made to employees and directors based on estimated fair values. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been granted in prior periods. SFAS 123(R) also requires that excess tax benefits (i.e. tax benefits resulting from share-based compensation deductions in excess of amounts reported for financial reporting purposes) be reflected as financing cash inflows instead of operating cash inflows on our consolidated statements of cash flows.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the Company’s stock option activity for the three months ended January 3, 2009 follows (in thousands, except per share amounts):

		Options Outstanding
			Weighted Average
	Options Available	Options	Exercise Price
	for Grant	Outstanding	Per Share
As of September 27, 2008	723	2,051	$4.84
Granted	—	—	—
Other Grants (1)	(125)	—	—
Exercised	—	(247)	1.13
Expired	6	(6)	4.84
Forfeited	3	(3)	5.75

As of January 3, 2009	607	1,795	$5.35

Weighted average fair value of all options granted during the period — $ 0 (no grants)

(1)	Certain shares were granted from the 1994 Employee Stock Option Plan as restricted stock during the period. These grants serve to decrease the number of shares available for grant, but are not presented as stock option activity. Refer to the section “Restricted Stock” for more information.
The total pretax intrinsic value of options exercised during the three months ended January 3, 2009 was $659,701.
The following table summarizes significant ranges of outstanding and exercisable options as of January 3, 2009 (in thousands, except years and per share amounts):

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-	Weighted-
		Average	Average			Average	Average
		Remaining	Exercise	Aggregate		Remaining	Exercise	Aggregate
Range of	Number	Contractual	Price per	Intrinsic	Number	Contractual	Price per	Intrinsic
Exercise Prices	Outstanding	Life (in Years)	Share	Value	Exercisable	Life (in Years)	Share	Value
1.6001 - 3.2000	339	0.81	$2.70		339		$2.70
3.2001 - 4.8000	529	3.56	4.01		470		3.92
4.8001 - 6.4000	247	5.54	5.64		225		5.71
6.4001 - 8.0000	515	4.41	6.98		515		6.98
8.0001 - 9.6000	85	4.31	8.66		85		8.66
9.6001 - 11.2000	78	1.79	10.59		78		10.59
11.2001 - 12.8000	2	4.65	12.19		2		12.19

	1,795	3.52	$5.35	$330	1,714	3.30	$5.38	$330

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.67 on January 2, 2009, the last day of trading in the fiscal quarter, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date. The total number of in-the-money options exercisable as of January 3, 2009 was 343,811. As of September 27, 2008, 1,951,751 outstanding options were exercisable and the weighted average exercise price was $4.85.
As of January 3, 2009, total compensation cost related to unvested stock options not yet recognized was $0.2 million pre-tax, which is expected to be recognized over the next three years.
We recognize compensation expense using the straight-line method for stock option awards that vest ratably over the vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
There were no stock option grants during the three months ended January 3, 2009. The fair value of each option granted during the three months ended December 29, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three Months Ended
December 29,
2007
Weighted average expected stock price volatility	42%
Weighted average expected option life (years)	8.2
Risk-free interest rate	3.9%
Expected dividends	—
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
Restricted Stock
Effective March 24, 2006, the White Electronic Designs Corporation 2006 Director Restricted Stock Plan was approved by the shareholders. Under this plan, non-employee directors receive an annual grant of 7,500 shares at the Annual Meeting of Shareholders that vest ratably over a three year period. The Company values these shares at fair value. The 37,500 shares granted on March 6, 2008 and March 7, 2007 were valued at $4.00 and $6.76 per share, respectively, the closing price of the stock on the respective dates of grant.
In addition, on December 12, 2007, the Compensation Committee determined and approved an Equity Incentive Program for certain executive officers, namely Hamid Shokrgozar, our former President, Chairman and Chief Executive Officer; Roger Derse, a member of the Interim Office of the President and Vice President, Chief Financial Officer, Secretary and Treasurer and Dan Tarantine, a member of the Interim Office of the President and Executive Vice President, Sales and Marketing (the “Executive Officers”), consisting of two types of equity compensation, restricted stock units (“RSUs”) and performance shares (discussed separately under “Performance Shares” below).
In fiscal 2008, the Board of Directors granted and approved 50,000 RSUs for Mr. Shokrgozar and 25,000 RSUs for Mr. Derse. The RSUs vest over a two-year period, with 50% of each RSU award vesting on the first-year anniversary of the date of grant and the remaining 50% of each RSU award vesting upon the second-year anniversary of the date of grant. The Company values these shares at fair value. The 75,000 shares granted on December 12, 2007 were valued at $4.64, the closing price of the stock on the date of grant. Pursuant to the severance agreement between the Company and Mr. Shokrgozar, 100% of Mr. Shokrgozar’s RSUs were vested as of September 27, 2008.
In fiscal 2009, the Compensation Committee granted and approved 50,000 RSUs for each of Messrs. Derse and Tarantine. The RSUs will vest over a two-year period, with 50% of each RSU award vesting on the first-year anniversary of the date of grant and the remaining 50% of each RSU award vesting upon the end of the second-year anniversary of the date of grant. Upon a “Change in Control” of the Company (as such term is defined in each of their respective employment agreements) each RSU award will automatically and fully vest. In addition, given the similar positions of responsibility, Mr. Tarantine was granted an additional 25,000 RSUs to match Mr. Derse’s earlier award, of which 50% immediately vested. The remaining 50% will vest on the first-year anniversary of the date of grant. The Company values these shares at fair value. The 100,000 shares granted on December 10, 2008 were valued at $3.27 and the 25,000 shares granted on December 12, 2008 were valued at $3.39, the closing prices of the stock on the respective dates of grant.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes RSU activity for the three months ended January 3, 2009 (in thousands, except per share amounts):

		Weighted-
	Number of	Average
	Restricted	Grant-Date
	Stock Units	Fair Value
Outstanding on September 27, 2008	100	$5.08
Granted	125	3.29
Vested / Issued	(25)	4.02
Forfeited	—	—

Outstanding on January 3, 2009	200	$4.10

As of January 3, 2009, there was $0.6 million pre-tax of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over the next three years.
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
The Company did not achieve 90% of the Performance Share Target in fiscal 2008. Pursuant to the severance agreement between the Company and Mr. Shokrgozar, 50% of Mr. Shokrgozar’s performance shares were vested as of September 27, 2008. Additionally, in January 2009, the performance shares granted to Mr. Derse and Mr. Tarantine were cancelled due to the significant changes in the business and senior management. A new performance share plan was approved on January 21, 2009 for fiscal year 2009 by the Compensation Committee. If the Company achieves the approved annual EBITDA amount, then Messrs. Derse and Tarantine will each receive 18,750 performance shares. If the Company achieves 90% of annual EBITDA, then 12,500 shares will be awarded to each of Messrs. Derse and Tarantine. If the Company achieves 110% of annual EBITDA, then 25,000 shares will be awarded to each. Upon a “Change in Control” of the Company (as such term is defined in each of their respective employment agreements) each performance share award will be automatically granted and fully vested regardless of the achievement of the EBITDA target.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes performance share activity for the three months ended January 3, 2009 (in thousands, except per share amounts):

Weighted-
	Number of	Average
	Performance	Grant-Date
	Shares	Fair Value
Outstanding on September 27, 2008	85	$4.64
Granted	—	—
Vested / Issued	—	—
Forfeited	—	—

Outstanding on January 3, 2009	85	$4.64

As of January 3, 2009, there was $0.1 million pre-tax of total compensation expense related to non-vested performance share awards not yet recognized, which is expected to be recognized over the next year if certain performance criteria of the Company are met.
4. INVENTORIES
Inventories consisted of the following (in thousands):

	January 3,	September 27,
	2009	2008
Raw materials	$10,782	$10,129
Work-in-process	3,694	4,380
Finished goods	971	850

Total inventories	$15,447	$15,359

Raw materials included $3.3 million at January 3, 2009 and $3.4 million at September 27, 2008 for which the Company had received advance payment from customers. These advance payments are recorded as deferred revenue until the finished goods are delivered.
5. PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment consisted of the following (in thousands):

	January 3,	September 27,
	2009	2008
Land	$247	$247
Buildings and improvements	909	828
Machinery and equipment	13,056	12,987
Furniture and fixtures	3,975	3,792
Leasehold improvements	6,814	6,735
Construction in progress	681	331

Total, at cost	25,682	24,920
Less accumulated depreciation	(15,422)	(14,783)

Property, plant, and equipment, net	$10,260	$10,137

Depreciation expense was $0.6 million for both the three months ended January 3, 2009 and December 29, 2007.
6. GOODWILL
Goodwill recorded was $1.8 million both at January 3, 2009 and September 27, 2008.
The Company does not believe a triggering event requiring it to conduct an interim impairment test had occurred as of January 3, 2009. The Company performed its annual impairment test in the fourth quarter of fiscal 2008, which resulted in no impairment charge. However, the recent drop in the Company’s stock price, while consistent with the

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
overall market and its industry, has caused its market capitalization to be significantly below its book value. If this condition continues, it could imply that its goodwill may not be recoverable, thereby requiring an interim impairment test that may result in a non-cash write-down of this asset, which could have a material adverse impact on its consolidated financial statements.
7. OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following major categories (in thousands):

	January 3,	September 27,
	2009	2008
Sales commissions	395	469
Warranty reserve	46	42
Other accruals	821	749

Total other accrued expenses	$1,262	$1,260

The Company estimates potential warranty obligations for its products based on annual product sales and historical customer product return data. Based on this data, the Company records estimated warranty reserves and expense needed to account for the estimated cost of product returns.
The following table summarizes activity in the warranty reserve (in thousands):

	Three Months Ended
	January 3,	December 29,
	2009	2007
Warranty reserve, beginning of period	$42	$61
Provision for warranty claims	10	6
Warranty claims charged against the reserve	(6)	(30)

Warranty reserve, end of period	$46	$37

8. CREDIT FACILITY
On April 3, 2007, the Company entered into a $30.0 million revolving line of credit agreement with JPMorgan Chase Bank, N.A. (“Revolving Line of Credit Agreement”). Borrowings under the revolving line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” A commitment fee of 0.125% is charged on the unused portion of the line. The line expires on March 31, 2009. On August 5, 2008, we entered into a Second Modification Agreement to our Revolving Line of Credit Agreement (the “Amendment to the Credit Agreement”). The primary purpose of the Amendment to the Credit Agreement was to amend the definition of “Net Income,” which is used in one of our financial covenants, to provide that the impact of any extraordinary non-cash gains or losses, determined in accordance with GAAP and any non-cash goodwill impairments or non-cash gains or losses on sale of discontinued operations are excluded from the determination of “Net Income.” The Company is in compliance with all debt covenant requirements contained in the Revolving Line of Credit Agreement. As of January 3, 2009, there were no borrowings against the revolving line of credit, and the Company has not borrowed against any credit facility since April 2003.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. PENSION PLAN
The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. The following table summarizes the components of net periodic benefit cost recognized (in thousands):

	Three Months Ended
	January 3,	December 29,
	2009	2007
Service cost	$10	$13
Interest cost	39	31
Expected return on plan assets	(30)	(33)
Amortization of unrecognized prior service cost	9	9

Total net periodic benefit cost	$28	$20

There were no contributions to the pension plan during the three months ended January 3, 2009. Given the downturn in the market value of plan assets, we expect to contribute between $0.3 million and $0.4 million to the pension plan in fiscal 2009, depending on the performance of the market during the remainder of the fiscal year.
10. INCOME TAXES
The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to the incremental impact of state income taxes offset by a reduction for the research and development tax credit currently available for federal and state income tax purposes. The Company’s effective tax rate was 23% and 17% for the three months ended January 3, 2009 and December 29, 2007, respectively. The increase in the effective rate is primarily due to the true-up of our tax reserves in the first quarter of fiscal 2008 being greater than the benefit recorded for the reinstatement of the research and development credit in the first quarter of fiscal 2009. The research and development credit expired on December 31, 2007, and was retroactively reinstated on October 3, 2008. The credit will now expire on December 31, 2009. In accordance with the provisions of SFAS 109, Accounting for Income Taxes (“SFAS 109”), we recorded a benefit of $72,000 in the first quarter of fiscal 2009 for this reinstatement back to January 1, 2008.
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) on September 30, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
As of January 3, 2009, the Company had unrecognized tax benefits of $465,000, $370,000 of which would favorably impact the Company’s effective tax rate if subsequently recognized. As of September 27, 2008, the Company had unrecognized tax benefits of $424,000, $331,000 of which would favorably impact the Company’s effective tax rate if subsequently recognized. The Company does not anticipate a significant change in the total amount of unrecognized tax benefits during the next twelve months.
The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 3, 2009, the Company has accrued $30,000 of interest related to uncertain tax positions. As of September 27, 2008, the Company had accrued $27,000 of interest related to uncertain tax positions.
The Company and its subsidiaries are subject to the following significant taxing jurisdictions: U.S. federal, Arizona, Indiana, Ohio and Oregon. The statute of limitations for a particular tax year for examination by the Internal Revenue Service is three years, and three to four years for the states of Arizona, Indiana, Ohio and Oregon. Accordingly, there are multiple years open to examination.
11. DISCONTINUED OPERATIONS
On March 28, 2008, the Board of Directors authorized the disposal of IED and the commercial microelectronic product lines. On September 26, 2008, the Board of Directors authorized the disposal of DSD. These decisions resulted from an effort to streamline the Company’s businesses to focus on product lines where the Company has superior technical knowledge, specialized manufacturing capabilities and an ongoing commitment to research and

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
development. We believe this course of action will increase shareholder value and allow us to focus on growing our business both organically and through other alternatives, including potential acquisitions. As a result of our decision to dispose of these businesses, we have accounted for them as discontinued operations in the accompanying consolidated financial statements. We ceased depreciation of discontinued operations upon committing to the disposal plans.
The discontinued operations generated $6.5 million in revenues in the first quarter fiscal 2009 compared to $11.2 million in the first quarter of fiscal 2008. Gross profit for the first quarter of fiscal 2009 was $1.8 million, or 29%, compared to $1.8 million, or 16%, in the first quarter of fiscal 2008. Income from discontinued operations was $0.3 million in the first quarter of fiscal 2009 compared to a loss of $0.3 million in the first quarter of fiscal 2008. The increase in income was due to the decrease in operating expenses as savings were realized from the reductions in force and other cost saving measures implemented.
At January 3, 2009, we were actively marketing the DSD and IED businesses and our commercial microelectronic product lines. DSD operates in a leased facility. Quarterly lease expense for this facility is $0.2 million and the lease commitment continues through January 2010. The Company owns the IED building and land and expects to recover the carrying amount from the proceeds of a sale.
Income (loss) from discontinued operations consists of direct revenues and direct expenses of commercial microelectronics product lines and the IED and DSD businesses. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results included in discontinued operations in the accompanying consolidated statements of operations is as follows:

	Three Months Ended
	January 3,	December 29,
	2009	2007
Net sales	$6,459	$11,230
Cost of sales	4,614	9,419

Gross profit	1,845	1,811

Total operating expenses	1,425	2,224

Income (loss) from operations before income taxes	420	(413)
Benefit from (provision for) income taxes	(88)	96

Net income (loss)	$332	$(317)

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the assets and liabilities related to the discontinued operations of the commercial microelectronics, IED and DSD product lines classified as assets held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheets is as follows:

	January 3,	September 27,
	2009	2008
Assets held for sale (current):
Accounts receivable, net	$3,655	$5,618
Inventories	3,770	4,607
Deferred income taxes and prepaid expenses	2,145	2,443

Total	$9,570	$12,668

Assets held for sale (long-term):
Property, plant and equipment, net	$1,362	$1,326
Deferred income taxes	268	286
Other assets	48	50

Total	$1,678	$1,662

Liabilities related to assets held for sale (current):
Accounts payable	$1,249	$1,418
Accrued expenses	806	856
Deferred revenue	16	53

Total	$2,071	$2,327

Liabilities related to assets held for sale (long-term):
Deferred income taxes	$2	$32
Other long-term liabilities	52	69

Total	$54	$101

12. GEOGRAPHICAL INFORMATION
A significant portion of the Company’s net sales were shipped to foreign customers. Export sales as a percentage of total net sales for the three months ended January 3, 2009 and December 29, 2007 were 32% and 31%, respectively.
A summary of net sales by geographic region follows (in thousands):

	Three Months Ended
	January 3,	December 29,
	2009	2007
United States	$9,085	$8,321
Europe and Middle East	1,624	2,190
Asia Pacific	2,438	1,223
Other	148	354

Net sales	$13,295	$12,088

13. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for the Company’s fiscal year 2009 beginning September 28, 2008. Delayed application by up to one year is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis (at least annually). Additional disclosures may be required regarding the inputs used to develop the

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
measurements and the effect of certain of the measurements on changes in net assets from period to period. Adoption of SFAS No. 157 has not had an impact on the Company’s financial condition or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under this standard, entities are provided with an option to report selected financial assets and liabilities at fair value. Eligible financial instruments include, but are not limited to, held-to-maturity and available-for-sale investment securities, and financial liabilities (i.e., debt obligations). Entities are permitted to elect the fair value option on an instrument-by-instrument basis; once the election is made, it is irrevocable. SFAS No. 159 is effective for the Company’s fiscal year 2009 beginning September 28, 2008. The Company does not currently have an application for this statement.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, which is the Company’s fiscal year 2010 beginning October 4, 2009, and will impact the accounting for noncontrolling interests after that date. The Company does not currently have an application for this statement.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), enhancing disclosure requirements for derivative instruments and hedging activities. Affected entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging (“SFAS No. 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This standard is intended to improve upon the existing disclosure framework in SFAS No. 133. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which is the Company’s fiscal year 2010 beginning October 4, 2009. It encourages retrospective application to

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
comparative disclosure for earlier periods presented. The Company does not currently have an application for this statement.
In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which is the Company’s fiscal year 2010 beginning October 4, 2009. The guidance in this FSP for determining the useful life of a recognized intangible shall be applied prospectively to intangible assets acquired after the effective date.
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
In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. FAS 132(R)-1”). FSP No. FAS 132(R)-1 amends Statement 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. More specifically, required disclosures will provide information on how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets and significant concentrations of risk within plan assets. This FSP is effective for fiscal years ending after December 15, 2009, which is the Company’s fiscal year 2010 beginning October 4, 2009. Earlier application is permitted. The Company has not yet adopted FSP No. FAS 132(R)-1.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations regarding the three month period ended January 3, 2009 compared to the three month period ended December 29, 2007 should be read in conjunction with our unaudited consolidated financial statements and related notes for the same periods included elsewhere in this report and our audited consolidated financial statements and related notes for the fiscal year ended September 27, 2008 included in our most recent Annual Report on Form 10-K.
Note Regarding Forward-Looking Statements and Associated Risks
This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” including financial projections regarding future events and our future results that are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995, as amended, provides a “safe harbor” for such forward-looking statements which we intend to comply with. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases regarding expectations, generally identify forward-looking statements.
We intend to qualify both our written and/or oral forward-looking statements made from time to time in connection with filings with the Securities and Exchange Commission or in public news releases for protection under the safe harbors discussed above. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they are based largely on management’s expectations and because they are estimates, such statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Form 10-Q, including those set forth in the Notes to the Unaudited Consolidated Financial Statements, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the sections entitled “Risk Factors” in this Form 10-Q and our most recent Annual Report on Form 10-K describe factors that could contribute to or cause actual results to differ materially from our expectations. Some factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, but are not limited to, the following:
•	the loss of one or more principal customers or delays or cancellations of orders due to the impact of adverse business conditions on one or more principle customers;

•	the inability to procure required components and raw materials;

•	any downturn in the defense, aerospace, semiconductor or other markets in which we operate, which could cause a decline in selling unit prices or volume;

•	reductions in military spending or changes in the acquisition requirements for military products;

•	the inability to develop, introduce and sell new products or the inability to develop new manufacturing technologies;

•	the failure of customers to accept our anti-tamper processing or the development of improved anti-tamper processing by competitors;

•	the inability to locate appropriate purchase candidates for our discontinued operations being held for sale and/or to negotiate an appropriate sales price;

•	the ability to locate appropriate acquisition candidates, negotiate an appropriate purchase price, obtain the necessary financing and integrate into our business the people, operations, and products from acquired businesses, or implement other strategic alternatives;

•	changes or restrictions in the practices, rules and regulations relating to sales in international markets; and/or

•	changes resulting from severe economic downturns that affect our customers, suppliers and lenders.
In addition, new factors, other than those identified in this Form 10-Q or our most recent Annual Report on Form 10-K, may emerge from time to time and it is not possible for management to predict all such factors, nor can we assess the impact of each factor on our business or the extent to which any one factor, or combination of factors, may cause actual results to differ materially from forward-looking statements. We do not undertake, and we specifically disclaim, any obligation to publicly update or revise any forward-looking statement contained in this Form 10-Q or in any document incorporated herein by reference, whether as a result of new information, future events or otherwise, except as required by applicable law.
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
Executive Summary
Continuing Operations
Our net sales for the first quarter ended January 3, 2009 increased $1.2 million to $13.3 million, compared to $12.1 million for the first quarter ended December 29, 2007. The increase in sales was due to the timing of customer demand and an overall increase in business.
Income from continuing operations for the three months ended January 3, 2009 was $0.5 million, or $0.02 per diluted share, compared to income of $0.6 million, or $0.02 per diluted share, for the same period in fiscal 2008. The slight decrease was primarily due to increased operating expenses and lower interest income more than offsetting the increase in sales and gross profit.
Including the income in connection with the disposal of the product lines discussed below, net income for the three months ended January 3, 2009 was $0.8 million, or $0.04 per diluted share, compared to net income of $0.2 million, or $0.01 per diluted share, for the same period in fiscal 2008.
A key indicator of our future sales is the amount of new orders received compared to current net sales, known as the book-to-bill ratio. During the first quarter ended January 3, 2009, we received new orders of $19.5 million which equates to a book-to-bill ratio of 1.47:1.0. We continue to experience positive bookings and expect a book-to-bill ratio greater than 1.0:1.0 for the remainder of the fiscal year. Anti-tamper (“AT”) bookings for the quarter were $6.1 million. Backlog as of January 3, 2009 was $44.8 million.
Our gross margins during the three months ended January 3, 2009 increased to 40% from 37% in the same period of fiscal year 2008. The increase for the three month period was primarily due to a higher margin product mix and lower yields on new products introduced in the first quarter of fiscal 2008. Our gross margin historically has been a blend of margins derived from custom and standard microelectronic components and electromechanical assemblies.

We have traditionally experienced a range of margins between 40% and 43% depending on the custom versus standard concentration. As we move vertical from a component only house to a business including military grade circuit card assemblies, which are more price sensitive, we expect overall margins to center around 40%.
Discontinued Operations
On March 28, 2008, the Board of Directors authorized the disposal of the Interface Electronics Division (“IED”) and the commercial microelectronic product lines. On September 26, 2008, the Board of Directors authorized the disposal of the Display Systems Division (“DSD”). These decisions resulted from an effort to streamline the Company’s businesses to focus on product lines where the Company has superior technical knowledge, specialized manufacturing capabilities and an ongoing commitment to research and development. We believe this course of action will increase shareholder value and allow us to focus on growing our business both organically and through other alternatives, including potential acquisitions. As a result of our decision to dispose of these product lines, we have accounted for them as discontinued operations for all periods presented in the accompanying unaudited consolidated financial statements and the assets and liabilities of the discontinued operations are classified as assets and liabilities held for sale.
Our discontinued operations generated $6.5 million in revenues in the first quarter of fiscal 2009 compared to $11.2 million in the first quarter of fiscal 2008. The decrease in revenue of $4.7 million, or 42%, was primarily due to the loss of programs from two large tablet PC customers and decreased demand in our commercial microelectronics product line as customers are finding alternative suppliers. Gross profit for the first quarter of fiscal 2009 was $1.8 million, or 29%, compared to $1.8 million, or 16%, for the first quarter of fiscal 2008. The increase in gross margin was a result of the change in product mix as much of the reduced sales level was of lower gross margin product and process improvements which improved gross margins on certain products. Income from discontinued operations was $0.3 million in the first quarter of fiscal 2009 compared to a loss of $0.3 million in the first quarter of fiscal 2008. The increase in income was due to the decrease in operating expenses as savings were realized from the reductions in force and other cost saving measures implemented.
We currently expect to complete the disposal of our IED and commercial product lines by the end of the second quarter of fiscal 2009 and DSD by the end of fiscal 2009.
Including the income in connection with the disposal of the product lines discussed above, net income for the first quarter of fiscal 2009 was $0.8 million, or $0.04 per diluted share, compared to net income of $0.2 million, or $0.01 per diluted share, for the first quarter of fiscal 2008.
Business Outlook
As part of our renewed focus on defense electronics, we have developed a plan that builds on our core competencies and expands our reach into the defense and aerospace market. The plan focuses on expanding revenue opportunities in three key areas: Aircraft, Missiles and Ordnance and Net Centric Operations. Programs that require secure communications, improve guidance of munitions to minimize collateral damage and enhance fighter safety will be addressed by our GPS based products enhanced by our AT technology. We additionally expect to expand our circuit card assembly work with natural additions of radio frequency (“RF”) and solid state technology. We are committed to technology and supporting programs that demand cyber security and information assurance in defense platforms. We believe that these areas within the broad defense market are those that will provide stable growth going forward.
Shareholder Agreement
On February 4, 2009, we entered into an agreement with Wynnefield Capital, Inc. and its affiliates, and Caiman Partners L.P. and its affiliates (“Shareholder Group”). Under the terms of the agreement, we have expanded our Board of Directors (“Board”) from five to seven members and appointed two new directors, Brian Kahn, founder and investment manager of Caiman Partners L.P., and Melvin L. Keating, former President and Chief Executive Officer of Alliance Semiconductor Corp. Mr. Kahn will join the Strategic Alternatives Committee, the

Compensation Committee and the Corporate Governance and Nominating Committee. Mr. Keating will join the Audit and Operations Review Committees.
The agreement also provides that at our 2009 Annual Meeting of Shareholders (“2009 Annual Meeting”), the Board will seek shareholder approval to amend our Articles of Incorporation to enable shareholders representing more than 50% of our outstanding shares to amend our Bylaws. We will also amend the Bylaws to provide that shareholders representing at least 30% of our outstanding shares may call a special meeting of our shareholders. Additionally, our Compensation Committee has agreed to continue to examine and consider the use of performance-based criteria with respect to future equity awards and grants.
In connection with this agreement, the Shareholder Group has agreed to terminate its proxy solicitation, withdraw its proposed slate of director nominees at the 2009 Annual Meeting, and vote all of its shares in favor of all of the Board’s director nominees at the 2009 Annual Meeting. The Shareholder Group also agreed to certain standstill provisions until the 2010 Annual Meeting of Shareholders. The Shareholder Group will also file an amendment to its Schedule 13D terminating its status as a group which it filed on February 11, 2009. The agreement also permits each of the members of the Shareholder Group to acquire up to 9.9% of the then outstanding shares of our Common Stock. Lastly, the agreement provides that we will reimburse the Shareholder Group for actual expenses incurred up to $250,000 in connection with the activities relating to the matters in the agreement. Combined with our estimated costs of $0.5 million for legal, outside service and board fees in connection with this agreement, we expect our second quarter general and administrative expenses to be higher by approximately $0.8 million.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include the following items:
Revenue Recognition
We sell defense electronic products primarily to military prime contractors and the contract manufacturers who work for them. A portion of our products are also sold through distributors or resellers. We recognize revenue on product sales when persuasive evidence of an arrangement with the customer exists, title to the product has passed to the customer (usually occurring at time of shipment), the sales price is fixed or determinable, and collectibility of the related billing is reasonably assured. Advance payments from customers are deferred and recognized when the related products are shipped. Revenue relating to products sold to distributors or resellers who either have return rights or where we have a history of accepting product returns are deferred and recognized when the distributor or reseller sells the product to the end customer. We also provide limited design services pursuant to related customer purchase orders and generally recognize the associated revenue as such services are performed. However, it may be deferred until certain elements are completed. We may from time to time enter into certain arrangements that contain multiple elements such as performing limited design services accompanied with follow-on manufacturing of related products. We allocate revenue to the elements based on relative fair value, and recognize revenue for each element when there is evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Arrangements with multiple elements that are not considered separate units of accounting require deferral of revenue until certain other elements have been delivered or the services have been performed. The amount of the revenue recognized is impacted by our judgment as to whether an arrangement includes multiple elements and whether the elements are considered separate units of accounting, as well as management’s judgments regarding the fair values of the elements used to determine relative fair values.
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
Defined Benefit Plan
We maintain a pension plan for eligible union employees at our Fort Wayne, Indiana facility. To account for the cost of this plan, we make estimates concerning the expected long-term rate of return on plan assets and discount rates to be used to calculate future benefit obligations. Changes in the expected long-term rate of return on plan assets affect the amount of investment income expected to be earned in the future. We base our related estimates using historical data on the rate of return from equities and fixed income investments, as well as projections for future returns on such investments. If the actual returns on plan assets do not equal the estimated amounts, we may have to fund future benefit obligations with additional contributions to the plan. Changes in the discount rate affect the value of the plan’s future benefit obligations. A lower discount rate increases the liabilities of the plan because it raises the value of future benefit obligations. This will also cause an increase in pension expense recognized. We use published bond yields to estimate the discount rate used for calculating the value of future benefit obligations.
Goodwill
We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill to be tested for impairment on an annual basis (and more frequently in certain circumstances) and written down when impaired. Goodwill recorded was $1.8 million both at January 3, 2009 and September 27, 2008.
We do not believe a triggering event requiring us to conduct an interim impairment test had occurred as of January 3, 2009. We performed our annual impairment test in the fourth quarter of fiscal 2008, which resulted in no impairment charge. However, the recent drop in our stock price, while consistent with the overall market and our industry, has caused our market capitalization to be significantly below our book value. If this condition continues, it could imply that our goodwill may not be recoverable, thereby requiring an interim impairment test that may result in a non-cash write-down of this asset, which could have a material adverse impact on our consolidated financial statements.
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
We also follow FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for the Company on September 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is 50 percent likely of being realized upon ultimate settlement.
Results of Operations
The following table sets forth certain financial data expressed as a percentage of net sales:

	Three Months Ended
	January 3,	December 29,
	2009	2007
Net sales	100.0%	100.0%
Cost of sales	60.1%	62.7%

Gross profit	39.9%	37.3%

Operating expenses:
Selling, general and administrative	28.6%	28.9%
Research and development	8.4%	7.5%

Total operating expenses	37.0%	36.4%

Operating income	2.9%	0.9%
Interest income	1.9%	4.7%

Income from continuing operations before income taxes	4.8%	5.6%
Provision for income taxes	(1.1%)	(1.0%)

Income from continuing operations	3.7%	4.6%

Discontinued operations
Income (loss) from discontinued operations, net of tax	2.5%	(2.6%)

Net income	6.2%	2.0%

Three Months ended January 3, 2009 compared to the Three Months ended December 29, 2007
Net Sales
Net sales were $13.3 million for the three months ended January 3, 2009, an increase of $1.2 million, or 10%, from $12.1 million for the three months ended December 29, 2007. The increase was due to the timing of customer demand and an overall increase in business.
During the three months ended January 3, 2009, Arrow Electronics, Inc. (“Arrow Electronics”) accounted for $1.7 million, or 13%, of total net sales. During the three months ended December 29, 2007, Arrow Electronics accounted for $2.2 million, or 19%, of total net sales.
The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, military sales have historically been strongest during our fiscal fourth quarter.
Gross Profit
Gross profit was $5.3 million for the three months ended January 3, 2009, an increase of $0.8 million, or 18%, from $4.5 million for the three months ended December 29, 2007. The increase in gross profit was primarily the result of both higher sales and a favorable product mix. For the three months ended January 3, 2009, gross margin as a percentage of net sales was 40%, compared to 37% for the three months ended December 29, 2007.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $3.8 million for the three months ended January 3, 2009, an increase of $0.3 million, or 9%, from $3.5 million for the three months ended December 29, 2007. The increase was the result of an increase in general and administrative expenses of $0.5 million offset by a decrease in selling expenses of $0.2 million. General and administrative expenses increased primarily due to higher outside service costs and board fees in connection with the preliminary proxy filed by certain shareholders, increased audit and tax fees associated with accounting for our discontinued operations and higher payroll costs due to our annual raises and increased headcount in information technology as we are implementing a major system upgrade. Selling expenses decreased primarily due to lower commissionable sales, a decrease in headcount and lower travel expenses.
Selling, general and administrative expenses as a percentage of net sales remained at 29% for the three months ended January 3, 2009, consistent with the 29% for the three months ended December 29, 2007. Due to the costs incurred in connection with the shareholder agreement, we expect selling, general and administrative expenses to be $0.8 million higher in the second quarter of fiscal 2009. Additionally, due to the addition of two board members, we expect selling, general and administrative expenses to average 28% to 30% in the future.
Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $1.1 million for the three months ended January 3, 2009, an increase of $0.2 million, or 22%, from $0.9 million for the three months ended December 29, 2007, primarily due to an increase in product development costs. We are committed to the research and development of new and existing products. Historically, research and development expenses have averaged 6% to 7% of net sales.
Ongoing product development projects include new product designs for various types of memory products including DDR II, DDR III, FLASH and microprocessors and ball grid arrays using these semiconductors; continuing development of anti-tamper technology; and advanced custom designs for use in defense markets.

Interest Income
Interest income consists of interest earned on our cash balances invested primarily in money market accounts. Interest income was $0.2 million for three months ended January 3, 2009, a decrease of $0.4 million, or 67%, from $0.6 million for the three months ended December 29, 2007. The decrease is due to lower interest rates, offset slightly by a higher average invested balance.
Income Taxes
We recorded income tax expense of $0.2 million for the three months ended January 3, 2009, compared to income tax expense of $0.1 million for the three months ended December 29, 2007. The Company’s effective tax rate was 23% for the three months ended January 3, 2009 and 17% for the three months ended December 29, 2007. The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to the incremental impact of state income taxes offset by reductions for the manufacturers’ deduction and research and experimentation tax credits currently available for federal and state income tax purposes.
The increase in the effective rate for the first quarter of fiscal 2009 when compared to the first quarter of 2008 is primarily due to the true-up of our tax reserves in the first quarter of fiscal 2008 being greater than the benefit recorded for the reinstatement of the research and development credit. The research and development credit expired on December 31, 2007, and was retroactively reinstated on October 3, 2008. The credit will now expire on December 31, 2009. In accordance with the provisions of SFAS 109, we recorded a benefit of $72,000 in the first quarter of fiscal 2009 for this reinstatement back to January 1, 2008.
Discontinued Operations
As a result of our decision to dispose of the IED, DSD and commercial microelectronics product lines, we have accounted for these operations as discontinued operations. We also ceased depreciation of discontinued operations upon committing to the disposal plans. All prior periods have been reclassified to conform to the current period presentation.
Income from discontinued operations consists of direct revenues and direct expenses of the commercial microelectronics, IED and DSD product lines. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results included in discontinued operations in the accompanying consolidated statements of operations is as follows:

	Three Months Ended
	January 3,	December 29,
	2009	2007
Net sales	$6,459	$11,230
Cost of sales	4,614	9,419

Gross profit	1,845	1,811

Total operating expenses	1,425	2,224

Income (loss) from operations before income taxes	420	(413)
Benefit from (provision for) income taxes	(88)	96

Net income (loss)	$332	$(317)

The total income from discontinued operations, net of tax, for the three months ended January 3, 2009 was $0.3 million compared to a loss of $0.3 million for the three months ended December 29, 2007.
Sales for discontinued operations decreased primarily due to the loss of programs from two large tablet PC customers at DSD and decreased demand in our commercial microelectronics product line as customers are finding alternate suppliers. Gross profit increased due to a more profitable product mix and lower operating costs. Operating expenses decreased due to the reductions in force and other cost saving measures implemented.

Liquidity and Capital Resources
Cash and cash equivalents as of January 3, 2009 totaled $58.5 million and are primarily invested in money market accounts. During the three months ended January 3, 2009, $3.0 million was provided by operating activities compared to cash provided by operating activities of $1.6 million in the prior year period. The increase is primarily the result of the decrease in accounts receivable and increase in accounts payable, partially offset by the increase in prepaid expenses and other current assets and the decrease in accrued expenses and deferred revenue. Depreciation totaled $0.6 million in the first quarter of fiscal 2009, consistent with the prior year period. We expect depreciation to remain consistent over the next few quarters.
Purchases of property, plant and equipment during the three months ended January 3, 2009 totaled $0.8 million, with $0.1 million remaining in accounts payable at quarter-end.
Accounts receivable decreased $2.1 million from the end of fiscal year 2008, primarily due to the timing of invoices and receipts. Days sales outstanding at January 3, 2009 was 57 days, lower than the 68 days at September 27, 2008. Our days sales outstanding typically approximates 66 days.
Inventories increased $0.1 million from the end of fiscal 2008. Inventory of $15.4 million as of January 3, 2009 represented 176 days of inventory on hand, more than the 168 days on hand at September 27, 2008. The levels of inventory fluctuate based on changes in expected production requirements, the fulfillment of orders and availability of raw materials. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to buy larger amounts of inventory and to hold it for longer periods of time. This trend may increase our days of inventory on hand. We expect to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our cash balances and operating cash flows.
Prepaid expenses and other current assets increased $0.6 million from the end of fiscal 2008. This increase was primarily due to prepayment of income taxes and insurance.
Accounts payable increased $0.8 million from the end of fiscal 2008, primarily due to the timing of cash disbursements.
Deferred revenue at January 3, 2009 was $4.1 million, an increase of $0.1 million, from $4.0 million at the end of fiscal 2008 and included approximately $3.3 million of advance payments from customers.
Accrued salaries and benefits were $0.6 million lower at January 3, 2009 compared to the end of fiscal 2008 primarily due to lower accrued payroll.
During the quarter ended December 29, 2007, we repurchased 622,780 shares at a total cost of $3.2 million, inclusive of commissions and fees. This completed the repurchase of all the 1,175,642 shares authorized under our second repurchase program.
On April 8, 2008, we announced our third repurchase program to acquire up to an additional 10%, or approximately 2.2 million shares, of our then outstanding common stock. The timing and amount of any repurchases under the program will depend on market conditions and corporate and regulatory considerations. No repurchases were made during the quarter ended January 3, 2009. The duration of the program is twenty-four months and any purchases will be funded from our cash balances and operating cash flows.
On April 3, 2007, the Company entered into a $30.0 million revolving line of credit agreement with JPMorgan Chase Bank, N.A. (“Revolving Line of Credit Agreement”). Borrowings, if any, under the revolving line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 1.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” A commitment fee of 0.125% is charged on the unused portion of the line. The line expires on March 31, 2009. On August 5, 2008, we entered into a Second Modification Agreement to our Revolving Line of Credit Agreement (the “Amendment to the Credit Agreement”). The primary purpose of the Amendment to the Credit Agreement was to amend the definition of “Net Income,” which is used in one of our financial covenants, to provide that the impact of any extraordinary non-cash gains or losses, determined in accordance with GAAP, and any non-cash goodwill impairments or non-cash gains or losses on sale of discontinued operations are excluded from the determination of “Net Income.” We are in compliance with all debt covenant requirements contained in our Revolving Line of Credit Agreement. As of January 3, 2009, there were no borrowings against the revolving line of credit, and we have not borrowed against any credit facility since April 2003.
We believe that our existing sources of liquidity, including expected cash flows from operating activities, existing cash balances, existing credit facilities and other financing sources, will satisfy our expected cash requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
Contractual Obligations
We have entered into certain long-term contractual obligations that will require various payments over future periods as follows (in thousands):

	Payments Due by Period as of January 3, 2009
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases (1)	$5,994	$865	$1,768	$1,848	$1,513
Pension funding (2)	—	—	—	—	—

Total Contractual Obligations	$5,994	$865	$1,768	$1,848	$1,513

(1)	We also have the following obligations related to discontinued operations: Total - $740, Less than 1 Year — $688, 1-3 Years — $52.

(2)	We are committed to meeting the annual minimum funding requirements relating to our pension plan, which covers 29 active employees at our Fort Wayne, Indiana facility. No contributions were made to the pension plan in the first three months of fiscal 2009. We do not expect minimum funding requirements to be material. We may also make contributions to the pension plan in excess of the minimum funding requirements during any year. Given the downturn in the market value of plan assets, we expect to contribute between $0.3 million and $0.4 million to the pension plan in fiscal 2009, depending on the performance of the market during the remainder of the fiscal year.
Contingencies
See Part II. Item 1. “Legal Proceedings” for an update on our current contingencies.
Recently Enacted Accounting Pronouncements
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements”, Note 13, “Recent Accounting Pronouncements” for an update on recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that we are not generally subject to any material forms of market risk, such as foreign currency exchange risk (our sales to foreign customers and purchases from foreign suppliers are denominated in U.S. dollars) or commodity price risk.
We may, in the future, be subject to interest rate risk as a result of our revolving line of credit. In this regard, we may be specifically subject to changes in the “prime rate” based on Federal Reserve actions and fluctuations in the

LIBOR. As of January 3, 2009, we had no borrowings on our revolving line of credit with JPMorgan Chase Bank, N.A. In the event we borrow against our revolving line of credit, the interest charged on these borrowings would be at the lower of the bank’s “prime rate” or the LIBOR plus 1.5%. During the three months ended January 3, 2009, the bank’s “prime rate” averaged 4.06% and was 3.25% as of January 3, 2009. From September 27, 2008 to January 3, 2009, the bank’s “prime rate” decreased 1.75%. As of January 3, 2009, the LIBOR was 2.38%. In the event we begin borrowing against our revolving line of credit, quarterly interest expense (at 3.25%) would be $8,125 for every $1.0 million borrowed. A hypothetical interest rate increase of 1% would increase interest expense by $2,500 per $1.0 million borrowed on a quarterly basis. We believe that moderate interest rate increases would not have a material adverse impact on our consolidated results of operations or financial position.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Attached as exhibits to this Form 10-Q are certifications of our Chief Financial Officer (“CFO”) and Executive Vice President, Sales and Marketing, both of whom make up the Interim Office of the President, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the evaluation process.
We have evaluated, under the supervision and with the participation of management, including our CFO and Executive Vice President, Sales and Marketing, the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our management, including our CFO and Executive Vice President, Sales and Marketing, concluded that as of January 3, 2009 our disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management, including our CFO and Executive Vice President, Sales and Marketing, has also concluded that our disclosure controls are designed to ensure such information is accumulated and communicated to our management, including our CFO and Executive Vice President, Sales and Marketing, as appropriate, to allow timely decisions regarding required disclosure. Furthermore, our disclosure controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.
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
ITEM 1A. RISK FACTORS
We refer you to “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ending September 27, 2008, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the sub-section entitled “Note Regarding Forward-Looking Statements and Associated Risks” in Management’s Discussion and

Analysis of Financial Condition and Results of Operation (“MD&A”) of this quarterly report on Form 10-Q. MD&A and the consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Below we set forth material updates to the risk factors contained in “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K:
Our goodwill has been impaired and may become impaired in the future.
We have goodwill and intangible assets resulting from our acquisitions. At least annually, we evaluate the goodwill for impairment based on the fair value of the related reporting units. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company. These changes have in the past, and may in the future, result in an impairment that would require a material non-cash charge to our results of operations. In particular, the recent drop in our stock price, while consistent with the overall market and our industry, has caused our market capitalization to be significantly below our book value. If this condition continues, it could imply that our goodwill may not be recoverable, thereby requiring an interim impairment test that may result in a non-cash write-down of this asset, which could have a material adverse impact on our consolidated financial statements.
We have a concentrated customer base and, as a result, our net sales could decline significantly if we lose a major customer.
A large portion of our net sales has been derived from sales to a small number of our customers. Our five largest customers accounted for 40% of our net sales during the first three months of fiscal 2009 and 43% of our net sales in fiscal 2008. Our customers are not subject to any minimum purchase requirements and can discontinue the purchase of our products at any time. In the event one or more of our major customers reduces, delays or cancels orders with us, and we are not able to sell our services and products to new customers at comparable levels, our net sales could decline significantly, which could adversely affect our financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our results of operations.

ITEM 6. EXHIBITS
Exhibits
3.1	Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed on December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation dated December 5, 2007 (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed December 7, 2007).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1##	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2##	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

##	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

/s/ Roger A. Derse Roger A. Derse
Interim Office of the President,
Vice President and Chief Financial Officer

Date: February 12, 2009

/s/ Dan Tarantine Dan Tarantine
Interim Office of the President,
Executive Vice President, Sales and Marketing

Date: February 12, 2009