Form 10-Q
period 2009-04-04
WHITE ELECTRONIC DESIGNS CORP
filed 2009-05-14
CIK 13606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 4, 2009
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
(602) 437-1520
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The number of shares outstanding of the registrant’s common stock on May 11, 2009 was approximately 22,917,208.

WHITE ELECTRONIC DESIGNS CORPORATION
AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	April 4,	September 27,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$57,057	$52,604
Accounts receivable, less allowance for doubtful accounts of $198 and $74	15,080	10,508
Inventories	17,498	15,359
Prepaid expenses and other current assets	3,453	2,027
Deferred income taxes	3,120	2,962
Assets held for sale	2,950	12,668

Total Current Assets	99,158	96,128

Property, plant and equipment, net	10,516	10,137
Deferred income taxes	2,145	1,900
Goodwill	1,764	1,764
Other assets	67	67
Assets held for sale	1,009	1,662

Total Assets	$114,659	$111,658

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,248	$2,038
Accrued salaries and benefits	1,473	1,490
Other accrued expenses	1,989	1,260
Deferred revenue	3,793	4,016
Liabilities related to assets held for sale	789	2,327

Total Current Liabilities	12,292	11,131

Accrued pension liability	696	640
Other liabilities	986	948
Liabilities related to assets held for sale	—	101

Total Liabilities	13,974	12,820

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 25,378,202 and 25,048,639 shares issued	2,538	2,504
Treasury stock, 2,464,371 and 2,464,371 shares, at par	(247)	(247)
Additional paid-in capital	83,435	82,608
Retained earnings	15,203	14,241
Accumulated other comprehensive loss	(244)	(268)

Total Shareholders’ Equity	100,685	98,838

Total Liabilities and Shareholders’ Equity	$114,659	$111,658

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	April 4,	March 29,	April 4,	March 29,
	2009	2008	2009	2008
Net sales	$17,120	$14,605	$30,415	$26,693
Cost of sales	9,827	8,678	17,819	16,254

Gross profit	7,293	5,927	12,596	10,439

Operating expenses:
Selling, general and administrative	4,647	3,559	8,438	7,059
Research and development	970	851	2,086	1,760

Total operating expenses	5,617	4,410	10,524	8,819

Operating income	1,676	1,517	2,072	1,620
Interest income	59	456	306	1,025

Income from continuing operations before income taxes	1,735	1,973	2,378	2,645

Provision for income taxes	(582)	(650)	(732)	(766)

Income from continuing operations	1,153	1,323	1,646	1,879

Discontinued operations (Note 11):
Loss from discontinued operations, net of tax	(341)	(657)	(8)	(974)
Loss on sale of discontinued operations, net of tax	(676)	(2,233)	(676)	(2,233)

Loss from discontinued operations	(1,017)	(2,890)	(684)	(3,207)

Net income (loss)	$136	$(1,567)	$962	$(1,328)

Income from continuing operations per common share:
Basic	$0.05	$0.06	$0.07	$0.08

Diluted	$0.05	$0.06	$0.07	$0.08

Loss from discontinued operations per common share:
Basic	$(0.04)	$(0.13)	$(0.03)	$(0.14)

Diluted	$(0.04)	$(0.13)	$(0.03)	$(0.14)

Net income (loss) per common share:
Basic	$0.01	$(0.07)	$0.04	$(0.06)

Diluted	$0.01	$(0.07)	$0.04	$(0.06)

Weighted average number of common shares and equivalents:
Basic	22,883,282	22,421,828	22,816,757	22,567,389
Diluted	23,109,986	22,806,187	23,106,852	22,992,778
The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	April 4,	March 29,
	2009	2008
OPERATING ACTIVITIES:
Income from continuing operations	$1,646	$1,879
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation	1,316	1,182
Deferred income tax	(403)	(1,811)
Loss on disposition of property, plant, and equipment	—	5
Stock-based compensation expense related to employee stock awards	292	398
Tax benefit related to exercise of stock awards	251	57
Excess tax benefits from stock-based compensation	(207)	(2)
Pension costs	80	(52)

Net changes in balance sheet accounts:
Accounts receivable	(4,572)	698
Inventories	(2,139)	(749)
Prepaid expenses and other current assets	(1,426)	(965)
Accounts payable	1,883	868
Accrued expenses and deferred revenue	489	510
Other long-term liabilities	38	13

Net cash (used in) provided by operating activities	(2,752)	2,031

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(1,360)	(1,919)

Net cash used in investing activities	(1,360)	(1,919)

FINANCING ACTIVITIES:
Common stock issued for exercise of options and restricted stock	318	107
Repurchases of common stock	—	(3,159)
Excess tax benefits from stock-based compensation	207	2

Net cash provided by (used in) financing activities	525	(3,050)

Net change in cash and cash equivalents from continuing operations	(3,587)	(2,938)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	5,754	193
Net cash provided by (used in) investing activities	2,286	(133)

Net change in cash and cash equivalents from discontinued operations	8,040	60

Net change in cash and cash equivalents	4,453	(2,878)
Cash and cash equivalents at beginning of period	52,604	48,652

Cash and cash equivalents at end of period	$57,057	$45,774

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Acquisition of property, plant and equipment in accounts payable	$327	$297
The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. INTERIM FINANCIAL INFORMATION
Unless the context otherwise requires, the term “Company,” “we,” “us,” or “our” refers to White Electronic Designs Corporation. The consolidated balance sheet as of April 4, 2009, the consolidated statements of operations for the three and six months ended April 4, 2009 and March 29, 2008, and the consolidated statements of cash flows for the six months ended April 4, 2009 and March 29, 2008 have been prepared by the Company and are unaudited. The consolidated balance sheet as of September 27, 2008 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 27, 2008. Prior to fiscal 2009, the Company’s fiscal year end was the Saturday nearest to September 30th. On March 5, 2009, the Board of Directors adopted and approved an amendment to the Company’s Amended and Restated Bylaws fixing the fiscal year end on September 30th.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008. The results of operations for the three and six months ended April 4, 2009 are not necessarily indicative of the operating results for the full year.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as net sales and expenses reported for the periods presented. The most significant estimates relate to revenue recognition, inventory obsolescence, bad debts, long-lived assets, stock-based compensation, income taxes and the gain or loss on the sale of discontinued operations. The Company regularly assesses these estimates and, while actual results may differ, management believes that the estimates are reasonable.
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
In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	April 4, 2009			March 29, 2008
	Income from	Loss from		Income from	Loss from
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net Income	Operations	Operations	Net Loss
Basic EPS
Income (loss) — (numerator)	$1,153,000	$(1,017,000)	$136,000	$1,323,000	$(2,890,000)	$(1,567,000)

Weighted average common shares outstanding — (denominator)	22,883,282	22,883,282	22,883,282	22,421,828	22,421,828	22,421,828

Earnings (loss) per share — Basic	$0.05	$(0.04)	$0.01	$0.06	$(0.13)	$(0.07)

Diluted EPS
Income (loss) — (numerator)	$1,153,000	$(1,017,000)	$136,000	$1,323,000	$(2,890,000)	$(1,567,000)

Weighted average common shares outstanding	22,883,282	22,883,282	22,883,282	22,421,828	22,421,828	22,421,828
Dilutive effect of stock options and restricted stock	226,704	—	226,704	384,359	—	—

Total diluted shares — (denominator)	23,109,986	22,883,282	23,109,986	22,806,187	22,421,828	22,421,828

Earnings (loss) per share — Diluted	$0.05	$(0.04)	$0.01	$0.06	$(0.13)	$(0.07)
Shares excluded from the calculation of diluted earnings per share were 1,015,471 and 1,135,659 for the three months ended April 4, 2009 and March 29, 2008, respectively, as the exercise price was greater than the average share price for the period. For the three months ended April 4, 2009, the effect of common stock equivalents (226,704) is not included in the diluted loss per share calculation for Loss from Discontinued Operations as their inclusion would be anti-dilutive. For the three months ended March 29, 2008, the effect of common stock equivalents (384,359) is not included in the diluted loss per share calculation for Loss from Discontinued Operations and Net Loss as their inclusion would be anti-dilutive.

	Six Months Ended
	April 4, 2009			March 29, 2008
	Income from	Loss from		Income from	Loss from
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net Income	Operations	Operations	Net Loss
Basic EPS
Income (loss) — (numerator)	$1,646,000	$(684,000)	$962,000	$1,879,000	$(3,207,000)	$(1,328,000)

Weighted average common shares outstanding — (denominator)	22,816,757	22,816,757	22,816,757	22,567,389	22,567,389	22,567,389

Earnings (loss) per share — Basic	$0.07	$(0.03)	$0.04	$0.08	$(0.14)	$(0.06)

Diluted EPS
Income (loss) — (numerator)	$1,646,000	$(684,000)	$962,000	$1,879,000	$(3,207,000)	$(1,328,000)

Weighted average common shares outstanding	22,816,757	22,816,757	22,816,757	22,567,389	22,567,389	22,567,389
Dilutive effect of stock options and restricted stock	290,095	—	290,095	425,389	—	—

Total diluted shares — (denominator)	23,106,852	22,816,757	23,106,852	22,992,778	22,567,389	22,567,389

Earnings (loss) per share — Diluted	$0.07	$(0.03)	$0.04	$0.08	$(0.14)	$(0.06)
Shares excluded from the calculation of diluted earnings per share were 1,015,471 and 995,659 for the six months ended April 4, 2009 and March 29, 2008, respectively, as the exercise price was greater than the average share price for the period. For the six months ended April 4, 2009, the effect of common stock equivalents (290,095) is not included in the diluted loss per share calculation for Loss from Discontinued Operations as their inclusion would be anti-dilutive. For the six months ended March 29, 2008, the effect of common stock equivalents (425,389) is not included in the diluted loss per share calculation for Loss from Discontinued Operations and Net Loss as their inclusion would be anti-dilutive.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. STOCK-BASED COMPENSATION
The Company accounts for its share-based awards in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense in the financial statements for all share-based payment awards made to employees and directors based on estimated fair values. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been granted in prior periods. For the three and six months ended April 4, 2009, the Company recorded compensation expense of $122,000 and $292,000, respectively. For the three and six months ended March 29, 2008, the Company recorded compensation expense of $182,000 and $398,000, respectively. The compensation cost for share-based payment awards is included in selling, general and administrative expenses on our consolidated statements of operations.
SFAS 123(R) also requires that excess tax benefits (i.e. tax benefits resulting from share-based compensation deductions in excess of amounts reported for financial reporting purposes) be reflected as financing cash inflows instead of operating cash inflows on our consolidated statements of cash flows. The Company reported cash flows from financing activities of $19,000 and $207,000, respectively, for the three and six months ended April 4, 2009 and $1,000 and $2,000, respectively, for the three and six month periods ended March 29, 2008.
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
A summary of the Company’s stock option activity for the three months ended April 4, 2009 follows (in thousands, except per share amounts):

		Options Outstanding
			Weighted Average
	Options Available	Options	Exercise Price
	for Grant	Outstanding	Per Share
As of January 3, 2009	607	1,795	$5.35
Granted	—	—	—
Other Grants (1)	(38)	—	—
Exercised	—	(20)	1.88
Expired	2	(2)	5.75
Forfeited	20	(20)	4.88
Other Forfeitures (1)	35	—	—

As of April 4, 2009	626	1,753	$5.40

Weighted average fair value of all options granted during the period — $ 0 (no grants)

(1)	Certain performance shares were granted from the 1994 Employee Stock Option Plan during the period. In addition, certain performance shares granted from the 1994 Employee Stock Option Plan in a prior period were forfeited. This activity serves to increase or decrease the number of shares available for grant, but is not presented as stock option activity. Refer to the section “Performance Shares” for more information.
A summary of the Company’s stock option activity for the six months ended April 4, 2009 follows (in thousands, except per share amounts):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Options Outstanding
			Weighted Average
	Options Available	Options	Exercise Price
	for Grant	Outstanding	Per Share
As of September 27, 2008	723	2,051	$4.84
Granted	—	—	—
Other Grants (1)	(163)	—	—
Exercised	—	(267)	1.19
Expired	8	(8)	5.04
Forfeited	23	(23)	5.00
Other Forfeitures (1)	35	—	—

As of April 4, 2009	626	1,753	$5.40

Weighted average fair value of all options granted during the period — $ 0 (no grants)

(1)	Certain restricted stock and performance shares were granted from the 1994 Employee Stock Option Plan during the period. In addition, certain performance shares granted from the 1994 Employee Stock Option Plan in a prior period were forfeited. This activity serves to increase or decrease the number of shares available for grant, but is not presented as stock option activity. Refer to the sections “Restricted Stock” and “Performance Shares” for more information.
The total pretax intrinsic value of options exercised during the three and six months ended April 4, 2009 was $39,550 and $699,251, respectively.
The following table summarizes significant ranges of outstanding and exercisable options as of April 4, 2009 (in thousands, except years and per share amounts):

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-	Weighted-
		Average	Average			Average	Average
		Remaining	Exercise	Aggregate		Remaining	Exercise	Aggregate
Range of	Number	Contractual	Price per	Intrinsic	Number	Contractual	Price per	Intrinsic
Exercise Prices	Outstanding	Life (in Years)	Share	Value	Exercisable	Life (in Years)	Share	Value
1.6001 - 3.2000	319	0.60	$2.75		319		$2.75
3.2001 - 4.8000	525	3.22	4.00		477		3.93
4.8001 - 6.4000	229	4.20	5.69		226		5.70
6.4001 - 8.0000	515	4.14	6.98		515		6.98
8.0001 - 9.6000	85	3.87	8.66		85		8.66
9.6001 - 11.2000	78	1.54	10.59		78		10.59
11.2001 - 12.8000	2	4.40	12.19		2		12.19

	1,753	3.10	$5.40	$538	1,702	2.96	$5.42	$538

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.09 on April 3, 2009, the last day of trading in the fiscal quarter, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date. The total number of in-the-money options exercisable as of April 4, 2009 was 737,711. As of September 27, 2008, 1,951,751 outstanding options were exercisable and the weighted average exercise price was $4.85.
As of April 4, 2009, total compensation cost related to unvested stock options not yet recognized was $0.1 million pre-tax, which is expected to be recognized over the next three years.
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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
There were no stock option grants during the three months ended April 4, 2009. The fair value of each option granted during the three months ended March 29, 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three Months Ended
March 29,
2008
Weighted average expected stock price volatility	42%
Weighted average expected option life (years)	8.0
Risk-free interest rate	3.0%
Expected dividends	—
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
In addition, on December 12, 2007, the Compensation Committee determined and approved an Equity Incentive Program for certain executive officers, namely Hamid Shokrgozar, our former President, Chairman and Chief Executive Officer, Roger Derse, a member of the Interim Office of the President and Vice President, Chief Financial Officer, Secretary and Treasurer and Dan Tarantine, a member of the Interim Office of the President and Executive Vice President, Sales and Marketing (the “Executive Officers”), consisting of two types of equity compensation, restricted stock units (“RSUs”) and performance shares (discussed separately under “Performance Shares” below).
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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes RSU activity for the three months ended April 4, 2009 (in thousands, except per share amounts):

		Weighted-
	Number of	Average
	Restricted	Grant-Date
	Stock Units	Fair Value
Outstanding on January 3, 2009	200	$4.10
Granted	30	4.01
Vested / Issued	(37)	5.52
Forfeited	—	—

Outstanding on April 4, 2009	193	$3.80

The following table summarizes RSU activity for the six months ended April 4, 2009 (in thousands, except per share amounts):

		Weighted-
	Number of	Average
	Restricted	Grant-Date
	Stock Units	Fair Value
Outstanding on September 27, 2008	100	$5.08
Granted	155	3.43
Vested / Issued	(62)	4.92
Forfeited	—	—

Outstanding on April 4, 2009	193	$3.80

As of April 4, 2009, there was $0.6 million pre-tax of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over the next three years.
Performance Shares
As mentioned above, on December 12, 2007, the Compensation Committee granted and approved certain performance share awards. The performance share awards vest over a two-year period, subject to certain performance criteria of the Company. If the Company achieved an annual EBITDA amount that was 20% greater than the fiscal year 2008 base case set by the Compensation Committee, based on a fiscal year 2008 forecast approved by the Board of Directors (the “Performance Share Target”), then each Executive Officer would vest in an award as follows: (i) Mr. Shokrgozar — 100,000 performance shares, (ii) Mr. Derse — 25,000 performance shares, and (iii) Mr. Tarantine — 10,000 performance shares. If the Company achieved 90% of the Performance Share Target, then 50% of such performance share awards applicable to each Executive Officer would vest. Under this Equity Incentive Program, in the event that no performance shares vested in fiscal 2008, the Executive Officers have the same opportunity to achieve the performance criteria in fiscal 2009; provided, however, if the Company achieved 90% of the Performance Share Target in fiscal 2008 and 50% of such performance share awards were vested, then, the Company must achieve 100% of the Performance Share Target in fiscal 2009 to vest in the remaining 50% of each performance share award to each Executive Officer. Upon a “Change in Control” of the Company (as such term is defined in the 1994 Flexible Stock Plan), each performance share award will automatically and fully vest regardless of the achievement of the Performance Share Target. The Company valued these shares at fair value. The 135,000 shares granted on December 12, 2007 were valued at $4.64 per share, the closing price of the stock on the date of grant.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company did not achieve 90% of the Performance Share Target in fiscal 2008. Pursuant to the severance agreement between the Company and Mr. Shokrgozar, 50% of Mr. Shokrgozar’s performance shares were vested as of September 27, 2008. Additionally, in January 2009, the performance shares granted to Mr. Derse and Mr. Tarantine were cancelled due to the significant changes in the business and senior management. A new performance share grant was approved on January 21, 2009 for the fiscal year 2009 by the Compensation Committee. If the Company achieves the approved annual EBITDA amount in fiscal 2009, then Messrs. Derse and Tarantine will each receive 18,750 performance shares. If the Company achieves 90% of annual EBITDA, then 12,500 shares will be awarded to each of Messrs. Derse and Tarantine. If the Company achieves 110% of annual EBITDA, then 25,000 shares will be awarded to each. Upon a “Change in Control” of the Company (as such term is defined in each of their respective employment agreements) each performance share award will be automatically granted and fully vested regardless of the achievement of the EBITDA target. The 37,500 shares granted on January 21, 2009 were valued at $3.80 per share, the closing price of the stock on the date of grant.
The following table summarizes performance share activity for the three months ended April 4, 2009 (in thousands, except per share amounts):

		Weighted-
	Number of	Average
	Performance	Grant-Date
	Shares	Fair Value
Outstanding on January 3, 2009	85	$4.64
Granted	38	3.80
Vested / Issued	—	—
Forfeited	(35)	4.64

Outstanding on April 4, 2009	88	$4.28

The following table summarizes performance share activity for the six months ended April 4, 2009 (in thousands, except per share amounts):

		Weighted-
	Number of	Average
	Performance	Grant-Date
	Shares	Fair Value
Outstanding on September 27, 2008	85	$4.64
Granted	38	3.80
Vested / Issued	—	—
Forfeited	(35)	4.64

Outstanding on April 4, 2009	88	$4.28

As of April 4, 2009, there was $0.1 million pre-tax of total compensation expense related to non-vested performance share awards not yet recognized, which is expected to be recognized over the next six months if certain performance criteria of the Company are met.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. INVENTORIES
Inventories consisted of the following (in thousands):

	April 4,	September 27,
	2009	2008
Raw materials	$11,711	$10,129
Work-in-process	4,426	4,380
Finished goods	1,361	850

Total inventories	$17,498	$15,359

Raw materials included $3.3 million at April 4, 2009 and $3.4 million at September 27, 2008 for which the Company had received advance payment from customers. These advance payments are recorded as deferred revenue until the finished goods are delivered.
5. PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment consisted of the following (in thousands):

	April 4,	September 27,
	2009	2008
Land	$247	$247
Buildings and improvements	914	828
Machinery and equipment	13,452	12,987
Furniture and fixtures	4,238	3,792
Leasehold improvements	6,814	6,735
Construction in progress	948	331

Total, at cost	26,613	24,920
Less accumulated depreciation	(16,097)	(14,783)

Property, plant, and equipment, net	$10,516	$10,137

Construction in progress typically represents either assets received but not yet in service or leasehold improvements not yet completed. Depreciation expense was $0.7 million and $0.6 million for the three months ended April 4, 2009 and March 29, 2008, respectively. Depreciation expense was $1.3 million and $1.2 million for the six months ended April 4, 2009 and March 29, 2008, respectively.
6. GOODWILL
Goodwill recorded was $1.8 million both at April 4, 2009 and September 27, 2008.
The Company does not believe a triggering event requiring it to conduct an interim impairment test had occurred as of April 4, 2009. The Company performed its annual impairment test in the fourth quarter of fiscal 2008, which resulted in no impairment charge. However, the recent drop in the Company’s stock price, while consistent with the overall market and its industry, has caused its market capitalization to be below its book value. If this condition continues, it could imply that the Company’s goodwill may not be recoverable, thereby requiring an interim impairment test that may result in a non-cash write-down of this asset, which could have a material adverse impact on its consolidated financial statements.
7. OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following major categories (in thousands):

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	April 4,	September 27,
	2009	2008
Sales commissions	704	469
Warranty reserve	348	42
Other accruals	937	749

Total other accrued expenses	$1,989	$1,260

The Company estimates potential warranty obligations for its products based on annual product sales and historical customer product return data. Based on this data, the Company records estimated warranty reserves and expense needed to account for the estimated cost of product returns.
The following table summarizes activity in the warranty reserve (in thousands):

	Six Months Ended
	April 4,	March 29,
	2009	2008
Warranty reserve, beginning of period	$42	$61
Provision for warranty claims	12	13
Reclassification from discontinued to continuing operations (see Note 11)	310	—
Warranty claims charged against the reserve	(16)	(34)

Warranty reserve, end of period	$348	$40

8. CREDIT FACILITY
On March 31, 2009, the Company entered into a Third Modification Agreement to its $30.0 million revolving line of credit agreement with JPMorgan Chase Bank, N.A. (“Revolving Line of Credit Agreement”). The amendment reduces the line from $30.0 million to $10.0 million and makes certain other adjustments to the interest rates charged in connection with borrowings under the line of credit, the commitment fee charged on the unused portion of the line and certain financial covenants and certain restricted payments. The borrowings, if any, under the revolving line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 2.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” A commitment fee of 0.5% is charged on the unused portion of the line. The revolving line of credit expires on March 31, 2011. The Company is in compliance with all debt covenant requirements contained in the Revolving Line of Credit Agreement. As of April 4, 2009, there were no borrowings against the revolving line of credit, and the Company has not borrowed against any credit facility since April 2003.
9. PENSION PLAN
The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. The following table summarizes the components of net periodic benefit cost recognized (in thousands):

	Three Months Ended		Six Months Ended
	April 4,	March 29,	April 4,	March 29,
	2009	2008	2009	2008
Service cost	$18	$26	$28	$39
Interest cost	74	66	113	97
Expected return on plan assets	(56)	(69)	(86)	(102)
Amortization of unrecognized prior service cost	16	9	25	18

Total net periodic benefit cost	$52	$32	$80	$52

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
There were no contributions to the pension plan during the six months ended April 4, 2009. Contributions to the pension plan were $0.1 million during the six months ended March 29, 2008. Given the downturn in the market value of plan assets, we contributed $0.5 million to the pension plan in the third quarter of fiscal 2009.
10. INCOME TAXES
The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to the incremental impact of state income taxes offset by a reduction for the research and development tax credit and manufacturer’s deduction currently available for federal and state income tax purposes. The Company’s effective tax rate was 34% and 33% for the three months ended April 4, 2009 and March 29, 2008, respectively. The increase in the effective rate is primarily due to a decrease in the Company’s manufacturer’s deduction as a result of lower taxable income in fiscal 2009.
The Company’s effective tax rate was 31% and 29% for the six months ended April 4, 2009 and March 29, 2008, respectively. The increase in the effective rate is primarily due to the true-up of our tax reserves in the first quarter of fiscal 2008 being greater than the benefit recorded for the reinstatement of the research and development credit in the first quarter of fiscal 2009, as well as a decrease in the Company’s manufacturer’s deduction as a result of lower taxable income in fiscal 2009. The research and development credit expired on December 31, 2007, but was retroactively reinstated on October 3, 2008. The credit will now expire on December 31, 2009. In accordance with the provisions of SFAS 109, Accounting for Income Taxes (“SFAS 109”), we recorded a benefit of $72,000 in the first quarter of fiscal 2009 for this reinstatement back to January 1, 2008.
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
As of April 4, 2009, the Company had unrecognized tax benefits of $474,000, $378,000 of which would favorably impact the Company’s effective tax rate if subsequently recognized. As of September 27, 2008, the Company had unrecognized tax benefits of $424,000, $331,000 of which would favorably impact the Company’s effective tax rate if subsequently recognized. The Company does not anticipate a significant change in the total amount of unrecognized tax benefits during the next twelve months.
The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of April 4, 2009, the Company has accrued $32,000 of interest related to uncertain tax positions. As of September 27, 2008, the Company had accrued $27,000 of interest related to uncertain tax positions.
The Company and its subsidiaries are subject to the following significant taxing jurisdictions: U.S. federal, Arizona, Indiana, Ohio and Oregon. The statute of limitations for a particular tax year for examination by the Internal Revenue Service is three years, and three to four years for the states of Arizona, Indiana, Ohio and Oregon. Accordingly, there are multiple years open to examination.
11. DISCONTINUED OPERATIONS
On March 28, 2008, the Board of Directors authorized the disposal of IED and the commercial microelectronic product lines. On September 26, 2008, the Board of Directors authorized the disposal of DSD. These decisions resulted from an effort to streamline the Company’s businesses to focus on product lines where the Company has superior technical knowledge, specialized manufacturing capabilities and an ongoing commitment to research and development. The Company believes this course of action will increase shareholder value and allow it to focus on growing its business. As a result of its decision to dispose of these businesses, the Company has accounted for them as discontinued operations in the accompanying consolidated financial statements. It ceased depreciation of discontinued operations upon committing to the disposal plans.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On April 3, 2009, the Company completed the sale of DSD to the U.S. subsidiary of VIA optronics GmbH (“VIA”), a German company. The Company sold the operating assets of DSD, primarily consisting of inventory, equipment and intellectual property, for approximately $2.3 million. Other non-operating net assets of approximately $0.9 million, consisting primarily of accounts receivable and residual liabilities, were retained to be settled in the normal course of business. These non-operating net assets are included as part of continuing operations. During the second quarter of fiscal 2009, the Company also completed the disposition of its commercial microelectronic product lines. The Company recorded a loss of $0.7 million, net of tax, on these disposals.
The discontinued operations generated $5.1 million in revenues in the second quarter of fiscal 2009 compared to $11.7 million in the second quarter of fiscal 2008. Gross profit for the second quarter of fiscal 2009 was $0.9 million, or 17%, compared to $2.0 million, or 17%, in the second quarter of fiscal 2008. Loss from discontinued operations was $0.3 million in the second quarter of fiscal 2009 compared to a loss of $0.7 million in the second quarter of fiscal 2008. The decrease in loss was due to the decrease in gross profit being offset by the decrease in operating expenses as savings were realized from the reductions in force and other cost saving measures implemented and a tax benefit realized.
For the six months ended April 4, 2009, discontinued operations generated $11.5 million in revenue compared to $22.9 million for the six months ended March 29, 2008. This decrease was primarily due to the decline in the DSD and commercial microelectronic product lines sales. Gross profit for the first six months of fiscal 2009 was $2.7 million compared to $3.8 million for the respective period in fiscal 2008. Loss from discontinued operations was $8,000 for the six months ended April 4, 2009, compared to $1.0 million for the six months ended March 29, 2008. The lower loss was due to the decrease in operating expenses, driven by the savings realized from the reductions in force and other cost saving measures, and a tax benefit realized in fiscal 2009 which more than offset the decrease in gross profit. The loss on sale of discontinued operations, net of tax, was $0.7 million for the first six months of fiscal 2009, compared to $2.2 million for the first six months of fiscal 2008. The decrease was due to the final disposition of DSD and the commercial microelectronic product lines in fiscal 2009 being less than the write-off of customer relationships and existing technology intangibles, as well as inventory in fiscal 2008.
At April 4, 2009, we were actively marketing the IED business. The Company owns the IED building and land and expects to recover the carrying amount from the disposition proceeds.
Loss from discontinued operations consists of direct revenues and direct expenses of the commercial microelectronics product lines, the IED and the DSD businesses. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results included in discontinued operations in the accompanying consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	April 4,	March 29,	April 4,	March 29,
	2009	2008	2009	2008
Net sales	$5,064	$11,692	$11,522	$22,922
Cost of sales	4,207	9,729	8,821	19,148

Gross profit	857	1,963	2,701	3,774

Total operating expenses	1,420	2,363	2,844	4,587

Loss from operations, before income taxes	(563)	(400)	(143)	(813)
Benefit from (provision for) income taxes	222	(257)	135	(161)

Loss from discontinued operations	(341)	(657)	(8)	(974)
Loss on sale of discontinued operations, net of tax	(676)	(2,233)	(676)	(2,233)

Net loss	$(1,017)	$(2,890)	$(684)	$(3,207)

A summary of the assets and liabilities related to the discontinued operations classified as assets held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheets is as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	April 4,	September 27,
	2009	2008
Assets held for sale (current):
Accounts receivable, net	$1,691	$5,618
Inventories	961	4,607
Deferred income taxes and prepaid expenses	298	2,443

Total	$2,950	$12,668

Assets held for sale (long-term):
Property, plant and equipment, net	$756	$1,326
Deferred income taxes	253	286
Other assets	—	50

Total	$1,009	$1,662

Liabilities related to assets held for sale (current):
Accounts payable	$246	$1,418
Accrued expenses	505	856
Deferred revenue	38	53

Total	$789	$2,327

Liabilities related to assets held for sale (long-term):
Deferred income taxes	$—	$32
Other long-term liabilities	—	69

Total	$—	$101

12. GEOGRAPHICAL INFORMATION
A significant portion of the Company’s net sales were shipped to foreign customers. Export sales as a percentage of total net sales for the three months ended April 4, 2009 and March 29, 2008 were 39% and 34%, respectively. For the six month periods, foreign sales as a percentage of total net sales were 36% and 33%, respectively.
A summary of net sales by geographic region follows (in thousands):

	Three Months Ended		Six Months Ended
	April 4,	March 29,	April 4,	March 29,
	2009	2008	2009	2008
United States	$10,493	$9,617	$19,578	$17,938
Europe and Middle East	4,873	2,527	6,497	4,716
Asia Pacific	1,351	1,941	3,789	3,165
Other	403	520	551	874

Net sales	$17,120	$14,605	$30,415	$26,693

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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. Changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008, which is the Company’s fiscal year 2010 beginning October 1, 2009, and will apply prospectively to business combinations completed on or after that date.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to noncontrolling interests will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, which is the Company’s fiscal year 2010 beginning October 1, 2009, and will impact the accounting for noncontrolling interests after that date. The Company does not currently have an application for this statement.
In December 2007, the Emerging Issues Task Force (“EITF”) reached a consensus (the “Consensus”) on EITF Issue No. 07-01, Accounting for Collaborative Arrangements, which prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other applicable accounting literature. The Consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The Consensus is effective for fiscal years beginning after December 15, 2008, which is the Company’s fiscal year 2010 beginning October 1, 2009. The Company does not currently have an application for this statement.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which enhances disclosure requirements for derivative instruments and hedging activities. Affected entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging (“SFAS No. 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This standard is intended to improve upon the existing disclosure framework in SFAS No. 133. SFAS No. 161 is effective for fiscal years and interim periods beginning after

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 15, 2008, which is the Company’s fiscal year 2010 beginning October 1, 2009. It encourages retrospective application to comparative disclosure for earlier periods presented. The Company does not currently have an application for this statement.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which is the Company’s fiscal year 2010 beginning October 1, 2009. The guidance in FSP 142-3 for determining the useful life of a recognized intangible shall be applied prospectively to intangible assets acquired after the effective date.
In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which is the Company’s fiscal year 2010 beginning October 1, 2009. Retrospective application to all periods presented is required. The Company does not currently have an application for this statement.
In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. FAS 132(R)-1”). FSP No. FAS 132(R)-1 amends Statement 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. More specifically, required disclosures will provide information on how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets and significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, which is the Company’s fiscal year 2010 beginning October 1, 2009. Earlier application is permitted. The Company has not yet adopted FSP No. FAS 132(R)-1.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations regarding the three and six month periods ended April 4, 2009 compared to the three and six month periods ended March 29, 2008 should be read in conjunction with our unaudited consolidated financial statements and related notes for the same periods included elsewhere in this report and our audited consolidated financial statements and related notes for the fiscal year ended September 27, 2008 included in our most recent Annual Report on Form 10-K.
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
We intend to qualify both our written and/or oral forward-looking statements made from time to time in connection with our filings with the Securities and Exchange Commission or in public news releases for protection under the safe harbors discussed above. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they are based largely on management’s expectations and because they are estimates, such statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Form 10-Q, including those set forth in the Notes to the Unaudited Consolidated Financial Statements, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the sections entitled “Risk Factors” in this Form 10-Q and our most recent Annual Report on Form 10-K describe factors that could contribute to or cause actual results to differ materially from our expectations. Some factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, but are not limited to, the following:
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
Overview of Business
We are a defense electronics manufacturer and supplier that designs, develops and manufactures innovative electronic components and systems for inclusion in high technology products for the defense and aerospace markets. Our defense electronics solutions include advanced semiconductor and state of the art multi-chip packaged components, integrated circuit card assemblies with anti-tamper (“AT”) components and electromechanical assemblies, as well as our proprietary process for applying AT protection to mission critical semiconductor components. Our customers, which include military prime contractors and the contract manufacturers who work for them in the United States, Europe and Asia, outsource many of their defense electronic components and systems to us as a result of the combination of our design, development and manufacturing expertise.
Executive Summary
Continuing Operations
Our net sales for the second quarter ended April 4, 2009 increased $2.5 million to $17.1 million, compared to $14.6 million for the second quarter ended March 29, 2008. During the first six months of fiscal 2009, net sales increased $3.7 million to $30.4 million from $26.7 million during the first six months of fiscal 2008. The increase in sales was due to the increase in sales of modules and integrated circuit cards with AT components.
Income from continuing operations for the three months ended April 4, 2009 was $1.2 million, or $0.05 per diluted share, compared to income of $1.3 million, or $0.06 per diluted share, for the same period in fiscal 2008. The slight decrease was primarily due to increased operating expenses and lower interest income, which more than offset the increase in sales and gross profit. Our results were negatively impacted by $0.7 million of expenses associated with our recent discontinued proxy contest and shareholder agreement and the dramatic decrease in interest rates. Income from continuing operations for the six months ended April 4, 2009 was $1.6 million, or $0.07 per diluted share, compared to $1.9 million, or $0.08 per diluted share, for the first half of fiscal 2008. The decrease was also due to increased operating expenses and lower interest income, which more than offset the increase in sales and gross profit.
Including the loss in connection with the disposal of the product lines discussed below, net income for the three months ended April 4, 2009 was $0.1 million, or $0.01 per diluted share, compared to a net loss of $1.6 million, or $(0.07) per diluted share, for the same period in fiscal 2008. For the six months ended April 4, 2009, net income was $1.0 million, or $0.04 per diluted share, compared to a net loss of $1.3 million, or $(0.06) per diluted share, for the first half of fiscal 2008.
A key indicator of our future sales is the amount of new orders received compared to current net sales, known as the book-to-bill ratio. During the second quarter ended April 4, 2009, we received new orders of $17.5 million which equates to a book-to-bill ratio of 1.02:1.0. For the first six months of fiscal 2009, we received new orders of $37.0 million, which equates to a book-to-bill ratio of 1.22:1.0. We continue to experience positive bookings and expect a book-to-bill ratio greater than 1.0:1 for the remainder of the fiscal year. Total AT bookings for the quarter, including bookings for integrated circuit cards with AT components, were $9.3 million. Backlog as of April 4, 2009 was $45.1 million, compared to $44.8 million at the end of the previous quarter.
Our gross margins from continuing operations during the three months ended April 4, 2009 increased to 43% from 41% in the same period of fiscal 2008. Gross margins during the six months ended April 4, 2009 increased to 41% from 39% when compared to the same period of fiscal 2008. The increase for the three and six month periods was primarily due to a higher margin product mix and better absorption of our fixed costs due to increased production. Our gross margin historically has been a blend of margins derived from custom and standard microelectronic components and electromechanical assemblies. We have traditionally experienced a range of margins between 40% and 43% depending on the custom versus standard concentration. As we move vertical from a component only house to a business including military grade circuit card assemblies, which may be more price sensitive, we expect overall margins to center around 40%.
Discontinued Operations
On March 28, 2008, the Board of Directors authorized the disposal of the Interface Electronics Division (“IED”) and the commercial microelectronic product lines. On September 26, 2008, the Board of Directors authorized the disposal of the Display Systems Division (“DSD”). These decisions resulted from an effort to streamline the Company’s businesses to focus on product lines where the Company has superior technical knowledge, specialized manufacturing capabilities and an ongoing commitment to research and development. We believe this course of action has and will increase shareholder value and allow us to focus on growing our business. As a result of our decision to dispose of these product lines, we have accounted for them as discontinued operations for all periods presented in the accompanying unaudited consolidated financial statements and the assets and liabilities of the discontinued operations are classified as assets and liabilities held for sale.
On April 3, 2009, we completed the sale of DSD to the U.S. subsidiary of VIA optronics GmbH (“VIA”), a German company. We sold the operating assets of DSD, primarily consisting of inventory, equipment and intellectual property, for approximately $2.3 million. Other non-operating net assets of approximately $0.9 million, consisting primarily of accounts receivable and residual current liabilities, were retained to be settled in the normal course of business. These non-operating net assets are included as part of continuing operations. During the second quarter of fiscal 2009, we also concluded the disposition of our commercial microelectronic product lines. We recorded a loss of $0.7 million, net of tax, on these disposals.
Our discontinued operations generated $5.1 million in revenues in the second quarter of fiscal 2009 compared to $11.7 million in the second quarter of fiscal 2008. The decrease in revenue of $6.6 million, or 56%, was primarily due to the loss of programs from two large tablet PC customers and decreased demand in our commercial microelectronics product line as customers are finding alternative suppliers. Gross profit for the second quarter of fiscal 2009 was $0.9 million, or 17%, compared to $2.0 million, or 17%, for the second quarter of fiscal 2008. Loss from discontinued operations was $0.3 million in the second quarter of fiscal 2009 compared to a loss of $0.7 million in the second quarter of fiscal 2008. The decrease in loss was due to the decrease in gross profit being offset by the decrease in operating expenses as savings were realized from the reductions in force and other cost saving measures implemented, and a tax benefit realized.
For the six months ended April 4, 2009, discontinued operations generated $11.5 million in revenue compared to $22.9 million for the six months ended March 29, 2008. This was primarily due to the decline in sales for the DSD and commercial microelectronic product lines. Gross profit for the first six months of fiscal 2009 was $2.7 million, compared to $3.8 million for the respective period in fiscal 2008. Loss from discontinued operations was $8,000 for the six months ended April 4, 2009, compared to $1.0 million for the six months ended March 29, 2008. The lower loss was due to the decrease in operating expenses, driven by the savings realized from the reductions in force and other cost savings measures, and a tax benefit realized in fiscal 2009 which more than offset the decrease in gross profit. The loss on sale of discontinued operations, net of tax, was $0.7 million for the first six months of fiscal 2009, compared to $2.2 million for the first six months of fiscal 2008. The decrease was due to the final disposition of DSD and the commercial microelectronic product lines in fiscal 2009 being less than the write-off of customer relationships and existing technology intangibles, as well as inventory in fiscal 2008.
We currently expect to complete the disposal of IED by the end of fiscal 2009.

Business Outlook
As part of our renewed focus on defense electronics only, we have developed a plan that builds on our core competencies and expands our reach into the defense and aerospace market. The plan focuses on expanding revenue opportunities in three key areas: Aircraft, Missiles and Ordnance and Net Centric Operations. Programs that require secure communications, guidance of munitions to minimize collateral damage and enhance war fighter safety will be addressed by our GPS based products enhanced by our AT technology. We additionally expect to expand our integrated circuit card assembly product offerings with the addition of radio frequency. Additionally, there are significant opportunities in solid state technology which replaces mechanical storage devices. We are committed to technology and supporting programs that demand cyber security and information assurance in defense platforms. We believe that these areas within the broad defense market are those that will provide stable growth going forward.
Shareholder Agreement
On February 4, 2009, we entered into an agreement with Wynnefield Capital, Inc. and its affiliates, and Caiman Partners L.P. and its affiliates (“Shareholder Group”). Under the terms of the agreement, we have expanded our Board of Directors from five to seven members and appointed two new directors: Brian Kahn and Melvin L. Keating. Mr. Kahn joined the Strategic Alternatives Committee, the Compensation Committee and the Corporate Governance and Nominating Committee. Mr. Keating joined the Audit and Operations Review Committees.
In accordance with the agreement, the Board of Directors sought shareholder approval at our 2009 Annual Meeting of Shareholders (“2009 Annual Meeting”) to amend our Articles of Incorporation to enable shareholders representing more than 50% of our outstanding shares to amend our Bylaws. In connection with this agreement, the Shareholder Group terminated its proxy solicitation, withdrew its proposed slate of director nominees and agreed to vote all of its shares in favor of all of the Board of Director’s director nominees at the 2009 Annual Meeting. The Shareholder Group also agreed to certain standstill provisions until the 2010 Annual Meeting of Shareholders. The Shareholder Group filed an amendment to its Schedule 13D terminating its status as a group on February 11, 2009. The agreement also permits each of the members of the Shareholder Group to acquire up to 9.9% of the then outstanding shares of our Common Stock. Lastly, the agreement provided that we reimburse the Shareholder Group for actual expenses incurred up to $250,000 in connection with the activities relating to the matters in the agreement. Combined with our costs for legal and other outside services in connection with this agreement, our third quarter general and administrative expenses increased approximately $0.7 million.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of our unaudited consolidated financial statements include the following items:
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
Defined Benefit Plan
We maintain a pension plan for eligible union employees at our Fort Wayne, Indiana facility. To account for the cost of this plan, we make estimates concerning the expected long-term rate of return on plan assets and discount rates to be used to calculate future benefit obligations. Changes in the expected long-term rate of return on plan assets affect the amount of investment income expected to be earned in the future. We base our related estimates using historical data on the rate of return from equities and fixed income investments, as well as projections for future returns on such investments. If the actual returns on plan assets do not equal the estimated amounts, we may have to fund future benefit obligations with additional contributions to the plan. Changes in the discount rate affect the value of the plan’s future benefit obligations. A lower discount rate increases the liabilities of the plan because it raises the value of future benefit obligations. This will also cause an increase in pension expense recognized. We use published bond yields to estimate the discount rate used for calculating the value of future benefit obligations. Due to the decrease in the market value of the plan’s assets, we contributed $0.5 million to the plan in the third quarter of fiscal 2009.
Goodwill
We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill to be tested for impairment on an annual basis (and more frequently in certain circumstances) and written down when impaired. Goodwill recorded was $1.8 million both at April 4, 2009 and September 27, 2008.
We do not believe a triggering event requiring us to conduct an interim impairment test had occurred as of April 4, 2009. We performed our annual impairment test in the fourth quarter of fiscal 2008, which resulted in no impairment charge. However, the recent drop in our stock price, while consistent with the overall market and our industry, has caused our market capitalization to be below our book value. If this condition continues, it could imply that our goodwill may not be recoverable, thereby requiring an interim impairment test that may result in a non-cash write-down of this asset, which could have a material adverse impact on our unaudited consolidated financial statements.

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
Results of Operations
The following table sets forth certain financial data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	April 4,	March 29,	April 4,	March 29,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.4%	59.4%	58.6%	60.9%

Gross profit	42.6%	40.6%	41.4%	39.1%

Operating expenses:
Selling, general and administrative	27.1%	24.4%	27.7%	26.4%
Research and development	5.7%	5.8%	6.9%	6.6%

Total operating expenses	32.8%	30.2%	34.6%	33.0%

Operating income	9.8%	10.4%	6.8%	6.1%
Interest income	0.3%	3.1%	1.0%	3.8%

Income from continuing operations before income taxes	10.1%	13.5%	7.8%	9.9%
Provision for income taxes	(3.4%)	(4.4%)	(2.4%)	(2.9%)

Income from continuing operations	6.7%	9.1%	5.4%	7.0%

Discontinued operations
Loss from discontinued operations, net of tax	(2.0%)	(4.5%)	(0.0%)	(3.6%)
Loss on sale of discontinued operations, net of tax	(3.9%)	(15.3%)	(2.2%)	(8.4%)

Loss from discontinued operations	(5.9%)	(19.8%)	(2.2%)	(12.0%)

Net income (loss)	0.8%	(10.7%)	3.2%	(5.0%)

Three Months ended April 4, 2009 compared to the Three Months ended March 29, 2008
Net Sales
Net sales were $17.1 million for the three months ended April 4, 2009, an increase of $2.5 million, or 17%, from $14.6 million for the three months ended March 29, 2008. The increase was primarily due to the increase in sales of military grade circuit card assemblies and modules.
During the three months ended April 4, 2009, Utexam Logistics Ltd accounted for $3.6 million, or 21%, of total net sales. During the three months ended March 29, 2008, Arrow Electronics, Inc. and L3 Communications each accounted for $1.6 million, or 11%, of total net sales.
The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, military sales have historically been strongest during our fiscal fourth quarter.
Gross Profit
Gross profit was $7.3 million for the three months ended April 4, 2009, an increase of $1.4 million, or 24%, from $5.9 million for the three months ended March 29, 2008. The increase in gross profit was primarily the result of higher sales, a favorable product mix and better absorption of our fixed costs due to increased production. For the three months ended April 4, 2009, gross margin as a percentage of net sales was 43%, compared to 41% for the three months ended March 29, 2008.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $4.6 million for the three months ended April 4, 2009, an increase of $1.0 million, or 28%, from $3.6 million for the three months ended March 29, 2008. The increase was the result of an increase in general and administrative expenses of $1.0 million, primarily due to $0.7 million of legal and outside service costs in connection with the recent discontinued proxy contest and shareholder agreement, and higher salary expense.
Selling, general and administrative expenses as a percentage of net sales increased to 27% for the three months ended April 4, 2009 from 24% for the three months ended March 29, 2008, primarily due to the costs incurred in connection with the shareholder agreement. We expect selling, general and administrative expenses to average 27% to 29% in the future.
Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $1.0 million for the three months ended April 4, 2009, an increase of $0.1 million, or 11%, from $0.9 million for the three months ended March 29, 2008, primarily due to an increase in product development costs and headcount. We are committed to the research and development of new and existing products. We expect research and development expenses to average approximately 7% of net sales.
Ongoing product development projects include new product designs for various types of memory products including DDR II, DDR III, FLASH and microprocessors and ball grid arrays using these semiconductors; continuing development of AT technology; and advanced custom designs for use in defense markets.
Interest Income
Interest income consists of interest earned on our cash balances invested primarily in money market accounts. Interest income was $0.1 million for three months ended April 4, 2009, a decrease of $0.4 million, or 80%, from $0.5 million for the three months ended March 29, 2008. The decrease is due to lower interest rates, offset slightly by a higher average invested balance. We expect interest income to remain lower in fiscal 2009 due to macroeconomic conditions.

Income Taxes
We recorded income tax expense of $0.6 million for the three months ended April 4, 2009, compared to income tax expense of $0.7 million for the three months ended March 29, 2008. The Company’s effective tax rate was 34% for the three months ended April 4, 2009 and 33% for the three months ended March 29, 2008. The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to the incremental impact of state income taxes offset by reductions for the manufacturers’ deduction and research and experimentation tax credits currently available for federal and state income tax purposes.
The increase in the effective rate for the second quarter of fiscal 2009 when compared to the second quarter of 2008 is primarily due to a decrease in the manufacturer’s deduction as a result of lower taxable income in fiscal 2009. We expect our effective tax rate to be approximately 33% for fiscal 2009.
Discontinued Operations
As a result of our decision to dispose of the IED, DSD and commercial microelectronics product lines, we have accounted for these operations as discontinued operations. We also ceased depreciation of discontinued operations upon committing to the disposal plans. All prior periods have been reclassified to conform to the current period presentation.
Loss from discontinued operations consists of direct revenues and direct expenses of the commercial microelectronics, IED and DSD product lines. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results included in discontinued operations in the accompanying unaudited consolidated statements of operations is as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008
Net sales	$5,064	$11,692
Cost of sales	4,207	9,729

Gross profit	857	1,963

Total operating expenses	1,420	2,363

Loss from operations, before income taxes	(563)	(400)
Benefit from (provision for) income taxes	222	(257)

Loss from discontinued operations	(341)	(657)
Loss on sale of discontinued operations, net of tax	(676)	(2,233)

Net loss	$(1,017)	$(2,890)

The total loss from discontinued operations, net of tax, for the three months ended April 4, 2009 was $1.0 million compared to a loss of $2.9 million for the three months ended March 29, 2008. Sales for discontinued operations decreased primarily due to the loss of programs from two large tablet PC customers at DSD and decreased demand in our commercial microelectronics product line as customers are finding alternate suppliers. Gross profit decreased due to lower net sales. Operating expenses decreased due to the reductions in force and other cost saving measures implemented. The decrease in the loss on sale of discontinued operations, net of tax, was due to the loss in fiscal 2009 being less than the write-off of the customer relationships and existing technology intangibles and inventory in fiscal 2008.

Six Months ended April 4, 2009 compared to the Six Months ended March 29, 2008
Net Sales
Net sales were $30.4 million for the six months ended April 4, 2009, an increase of $3.7 million, or 14%, from $26.7 million for the six months ended March 29, 2008. The increase was due to the increase in sales of military grade circuit card assemblies and modules.
During the six months ended April 4, 2009, Utexam Logistics Ltd accounted for $3.6 million, or 12%, and Arrow Electronics, Inc. accounted for $3.2 million, or 11%, of total net sales. During the six months ended March 29, 2008, Arrow Electronics, Inc. accounted for $3.9 million, or 15%, of total net sales.
The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, military sales have historically been strongest during our fiscal fourth quarter.
Gross Profit
Gross profit was $12.6 million for the six months ended April 4, 2009, an increase of $2.2 million, or 21%, from $10.4 million for the six months ended March 29, 2008. The increase in gross profit was primarily the result of higher sales, a favorable product mix and better absorption of our fixed costs due to increased production. For the six months ended April 4, 2009, gross margin as a percentage of net sales was 41%, compared to 39% for the six months ended March 29, 2008.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $8.4 million for the six months ended April 4, 2009, an increase of $1.3 million, or 18%, from $7.1 million for the six months ended March 29, 2008. The increase was the result of an increase in general and administrative expenses of $1.5 million offset by a decrease in selling expenses of $0.2 million. General and administrative expenses increased primarily due to the $0.7 million of legal and outside service costs in connection with the shareholder agreement, increased audit and tax fees associated with accounting for our discontinued operations and higher salary expense. Selling expenses decreased primarily due to a decrease in headcount and lower travel expenses, offset partially by higher commissionable sales.
Selling, general and administrative expenses as a percentage of net sales was 28% for the six months ended April 4, 2009, compared to 26% for the six months ended March 29, 2008, primarily due to the costs incurred in connection with the shareholder agreement. We expect selling, general and administrative expenses to average 27% to 29% in the future.
Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $2.1 million for the six months ended April 4, 2009, an increase of $0.3 million, or 17%, from $1.8 million for the six months ended March 29, 2008, primarily due to an increase in product development costs and headcount. We are committed to the research and development of new and existing products. Historically, research and development expenses have averaged 6% to 7% of net sales.
Ongoing product development projects include new product designs for various types of memory products including DDR II, DDR III, FLASH and microprocessors and ball grid arrays using these semiconductors; continuing development of AT technology; and advanced custom designs for use in defense markets.

Interest Income
Interest income consists of interest earned on our cash balances invested primarily in money market accounts. Interest income was $0.3 million for the six months ended April 4, 2009, a decrease of $0.7 million, or 70%, from $1.0 million for the six months ended March 29, 2008. The decrease is due to lower interest rates, offset slightly by a higher average invested balance.
Income Taxes
We recorded income tax expense of $0.7 million for the six months ended April 4, 2009, compared to income tax expense of $0.8 million for the six months ended March 29, 2008. The Company’s effective tax rate was 31% for the six months ended April 4, 2009 and 29% for the six months ended March 29, 2008. The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to the incremental impact of state income taxes offset by reductions for the manufacturers’ deduction and research and experimentation tax credits currently available for federal and state income tax purposes.
The increase in the effective rate for the first six months of fiscal 2009 when compared to the same period in fiscal 2008 is primarily due to the decrease in our manufacturer’s deduction as a result of lower taxable income in fiscal 2009 and the true-up of our tax reserves in the first quarter of fiscal 2008 being greater than the benefit recorded for the reinstatement of the research and development credit. The research and development credit expired on December 31, 2007, but was retroactively reinstated on October 3, 2008. The credit will now expire on December 31, 2009. In accordance with the provisions of SFAS 109, we recorded a benefit of $72,000 in the first quarter of fiscal 2009 for this reinstatement back to January 1, 2008.
Discontinued Operations
As a result of our decision to dispose of the IED, DSD and commercial microelectronics product lines, we have accounted for these operations as discontinued operations. We also ceased depreciation of discontinued operations upon committing to the disposal plans. All prior periods have been reclassified to conform to the current period presentation.
Loss from discontinued operations consists of direct revenues and direct expenses of the commercial microelectronics, IED and DSD product lines. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results included in discontinued operations in the accompanying unaudited consolidated statements of operations is as follows:

	Six Months Ended
	April 4,	March 29,
	2009	2008
Net sales	$11,522	$22,922
Cost of sales	8,821	19,148

Gross profit	2,701	3,774

Total operating expenses	2,844	4,587

Loss from operations, before income taxes	(143)	(813)
Benefit from (provision for) income taxes	135	(161)

Loss from discontinued operations	(8)	(974)
Loss on sale of discontinued operations, net of tax	(676)	(2,233)

Net loss	$(684)	$(3,207)

The total loss from discontinued operations, net of tax, for the six months ended April 4, 2009 was $0.7 million compared to a loss of $3.2 million for the six months ended March 29, 2008. Sales for discontinued operations decreased primarily due to the loss of programs from two large tablet PC customers at DSD and decreased demand in our commercial microelectronics product line as customers are finding alternate suppliers. Gross profit decreased due to lower sales, partially offset by lower operating costs. Operating expenses decreased due to the reductions in force and other cost saving measures implemented. The decrease in the loss on sale of discontinued operations, net of tax, was due to the loss in fiscal 2009 being less than the write-off of the customer relationships and existing technology intangibles and inventory in fiscal 2008.
Liquidity and Capital Resources
Cash and cash equivalents as of April 4, 2009 totaled $57.1 million and are primarily invested in money market accounts. During the six months ended April 4, 2009, $2.8 million was used in operating activities, compared to cash provided by operating activities of $2.0 million in the prior year period. This is primarily the result of the increase in accounts receivable, inventory and prepaid expenses and other current assets, offset by the increase in accounts payable. Depreciation totaled $1.3 million in the first six months of fiscal 2009, compared to $1.2 million in the prior year period. We expect depreciation to remain consistent over the next few quarters.
Purchases of property, plant and equipment during the six months ended April 4, 2009 totaled $1.4 million, with $0.3 million remaining in accounts payable at quarter-end.
Accounts receivable increased $4.6 million from the end of fiscal year 2008, primarily due to the timing of invoices and receipts (a higher percentage of sales were in the last month of the quarter), as well as the reclassification of the retained DSD accounts receivable of $1.4 million. Days sales outstanding at April 4, 2009 was 90 days, higher than the 68 days at September 27, 2008. This increase was affected by the higher percentage of sales in the last month of the quarter and the reclassification of DSD’s accounts receivable. Our days sales outstanding typically approximates 66 days. We expect our days sales outstanding to return to more typical levels by the end of the fiscal year.
Inventories increased $2.1 million from the end of fiscal 2008. Inventory of $17.5 million as of April 4, 2009 represented 179 days of inventory on hand, more than the 168 days on hand at September 27, 2008. This increase is primarily in preparation for our increased production in the coming quarters. The levels of inventory fluctuate based on changes in expected production requirements, the fulfillment of orders and availability of raw materials. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to buy larger amounts of inventory and to hold it for longer periods of time. This trend may increase our days of inventory on hand. We expect to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our cash balances and operating cash flows.
Prepaid expenses and other current assets increased $1.4 million from the end of fiscal 2008. This increase was primarily due to prepayment of service contracts and insurance.
Accounts payable increased $1.9 million from the end of fiscal 2008, primarily due to the timing of cash disbursements and the reclassification of the retained DSD accounts payable of $0.7 million.
Deferred revenue at April 4, 2009 was $3.8 million, a decrease of $0.2 million, from $4.0 million at the end of fiscal 2008 and included approximately $3.3 million of advance payments from customers.
Accrued salaries and benefits totaled $1.5 million at April 4, 2009, unchanged when compared to the end of fiscal 2008.
On April 8, 2008, we announced our third stock repurchase program to acquire up to an additional 10%, or approximately 2.2 million shares, of our then outstanding common stock. The timing and amount of any repurchases under the program will depend on market conditions and corporate and regulatory considerations. No repurchases were made during the quarter ended April 4, 2009. The duration of the program is twenty-four months and any purchases will be funded from our cash balances and operating cash flows.
On March 31, 2009, the Company entered into a Third Modification Agreement to its $30.0 million revolving line of credit agreement with JPMorgan Chase Bank, N.A. (“Revolving Line of Credit Agreement”). The amendment reduces the line from $30.0 million to $10.0 million and makes certain other adjustments to the interest rates charged in connection with borrowings under the line of credit, the commitment fee charged on the unused portion of the line and certain financial covenants and certain restricted payments. The borrowings, if any, under the Revolving Line of Credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 2.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” A commitment fee of 0.5% is charged on the unused portion of the line. The Revolving Line of Credit expires on March 31, 2011. We are in compliance with all debt covenant requirements contained in our Revolving Line of Credit Agreement. As of April 4, 2009, there were no borrowings against the Revolving Line of Credit, and we have not borrowed against any credit facility since April 2003.
We believe that our existing sources of liquidity, including expected cash flows from operating activities, existing cash balances, existing credit facilities and other financing sources, will satisfy our expected cash requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
Contractual Obligations
We have entered into certain long-term contractual obligations that will require various payments over future periods as follows (in thousands):

	Payments Due by Period as of April 4, 2009
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases (1)	$5,784	$874	$1,776	$1,860	$1,274
Pension funding (2)	—	—	—	—	—

Total Contractual Obligations	$5,784	$874	$1,776	$1,860	$1,274

(1)	We also have the following obligations related to discontinued operations: Total - $32, Less than 1 Year — $31, 1-3 Years — $1.

(2)	We are committed to meeting the annual minimum funding requirements relating to our pension plan, which covers 30 active employees at our Fort Wayne, Indiana facility. No contributions were made to the pension plan in the first six months of fiscal 2009. We do not expect minimum funding requirements to be material. We may also make contributions to the pension plan in excess of the minimum funding requirements during any year. Given the downturn in the market value of plan assets, we contributed $0.5 million to the pension plan in the third quarter of fiscal 2009.
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
We may, in the future, be subject to interest rate risk as a result of our revolving line of credit. In this regard, we may be specifically subject to changes in the “prime rate” based on Federal Reserve actions and fluctuations in the LIBOR. As of April 4, 2009, we had no borrowings on our revolving line of credit with JPMorgan Chase Bank, N.A. In the event we borrow against our revolving line of credit, the interest charged on these borrowings would be at the lower of the bank’s “prime rate” or the LIBOR plus 2.5%. During the three months ended April 4, 2009, the bank’s “prime rate” averaged 3.25% and was 3.25% as of April 4, 2009. From September 27, 2008 to April 4, 2009, the bank’s “prime rate” decreased 1.75%. As of April 4, 2009, the LIBOR was 0.48%. In the event we begin borrowing against our revolving line of credit, quarterly interest expense (at 2.98%) would be $7,450 for every $1.0 million borrowed. A hypothetical interest rate increase of 1% would increase interest expense by $2,500 per $1.0 million borrowed on a quarterly basis. We believe that moderate interest rate increases would not have a material adverse impact on our unaudited consolidated results of operations or financial position.
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
We have evaluated, under the supervision and with the participation of management, including our CFO and Executive Vice President, Sales and Marketing, the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our management, including our CFO and Executive Vice President, Sales and Marketing, concluded that as of April 4, 2009 our disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management, including our CFO and Executive Vice President, Sales and Marketing, has also concluded that our disclosure controls are designed to ensure such information is accumulated and communicated to our management, including our CFO and Executive Vice President, Sales and Marketing, as appropriate, to allow timely decisions regarding required disclosure. Furthermore, our disclosure controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with GAAP in the United States.
Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are subject to claims and litigation incident to our business. There are currently no such pending proceedings to which we are a party that we believe will have a material adverse effect on our unaudited consolidated results of operations, liquidity, or financial condition.
ITEM 1A. RISK FACTORS
We refer you to “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ending September 27, 2008, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the sub-section entitled “Note Regarding Forward-Looking Statements and Associated Risks” in Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) of this quarterly report on Form 10-Q. MD&A and the unaudited consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
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
A large portion of our net sales has been derived from sales to a small number of our customers. Our five largest customers accounted for 42% of our net sales during the first six months of fiscal 2009 and 43% of our net sales in fiscal 2008. Our customers are not subject to any minimum purchase requirements and can discontinue the purchase of our products at any time. In the event one or more of our major customers reduces, delays or cancels orders with us, and we are not able to sell our services and products to new customers at comparable levels, our net sales could decline significantly, which could adversely affect our financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our results of operations.
ITEM 5. OTHER INFORMATION
On January 21, 2009, we entered into new employment agreements with Mr. Derse, Interim Office of the President, Vice President and Chief Financial Officer and Mr. Tarantine, Interim Office of the President, Executive Vice President, Sales and Marketing (both or either may be referred to as the “Executive”). There is no definitive term of employment under the agreement and the Executive’s employment may be terminated by either party at any time, subject to certain notice requirements and the termination payments and terms described below. These employment agreements provide for an annual base salary of $240,500 for Mr. Derse and $256,000 for Mr. Tarantine, which shall be reviewed by the Board and/or its Compensation Committee from time to time. These employment agreements also provide that the Executive may be eligible to participate in any annual bonus program that may be established and approved by the Board, all savings and retirement plans, practices, policies and programs of the Company which are made generally available to all other employees of the Company, a car allowance of $850 per month, at least five weeks of paid vacation time and reimbursement for all reasonable business expenses. In the event of a termination for cause, disability, death or voluntarily resignation other than for good reason, we are required to pay the Executive only his accrued but unused vacation and base salary to the date of termination. In the event of a termination without cause (or a resignation for good reason), we are required to pay any accrued but unused vacation, base salary through date of termination and the continuation of base salary for twelve months and Executive’s COBRA continuation premiums for up to twelve months. These employment agreements also provide that all unvested stock options, unvested restricted stock units and any other unvested equity-based awards or grants previously granted shall become fully vested. Additionally, all stock options, both vested and unvested, will remain fully exercisable until the tenth anniversary of the grant date of such option. These provisions are subject to and conditioned upon the Executive executing a general release and waiver and the Executive’s compliance with certain restrictive covenants contained in these employment agreements. These employment agreements also include special provisions in the event of a “Change in Control” (as defined in the agreement). Specifically, all unvested stock options, unvested restricted stock units and any other unvested equity-based awards or grants previously granted shall become fully vested. In the event the Company terminates Executive’s employment without “Cause” (as defined in the agreement) or the Executive terminates his employment with “Good Reason” (as defined in the agreement) within one year following a Change in Control, the Executive will be entitled to any accrued but unused vacation, base salary through date of termination and the continuation of base salary for eighteen months and Executive’s COBRA continuation premiums for up to eighteen months. Additionally, all stock options, both vested and unvested, will remain fully exercisable until the tenth anniversary of the grant date of such option.

ITEM 6. EXHIBITS
Exhibits

3.1	Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Exhibit 3.1 on Form 10-K filed on December 24, 1998).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation dated March 5, 2009 (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed March 11, 2009).

10.1	Employment Agreement dated January 21, 2009, between White Electronic Designs Corporation and Roger A. Derse (incorporated herein by reference to Exhibit 10.24 on Form 10-K/A filed January 26, 2009).

10.2	Employment Agreement dated January 21, 2009, between White Electronic Designs Corporation and Dan V. Tarantine (incorporated herein by reference to Exhibit 10.25 on Form 10-K/A filed January 26, 2009).

10.3	Shareholder Agreement dated February 4, 2009, by and among White Electronic Designs Corporation, Wynnefield Partners Small Cap Value, L.P. (and its affiliates), Caiman Partners, L.P. (and its affiliates), Kahn Capital Management LLC, Jack A. Henry, Paul D. Quadros, Thomas M. Reahard, Thomas J. Toy and Edward A. White (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed February 11, 2009).

10.4	Third Modification Agreement to Revolving Line of Credit Agreement with JPMorgan Chase Bank, N.A., dated March 31, 2009 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed April 7, 2009).

10.5	Asset Purchase Agreement dated April 3, 2009, by and among White Electronic Designs Corporation, Panelview, Incorporated and VIA optronics GmbH and VIA optronics, LLC (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed April 8, 2009).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1##	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2##	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

##	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

/s/ Roger A. Derse Roger A. Derse
Interim Office of the President,
Vice President and Chief Financial Officer

Date: May 14, 2009

/s/ Dan Tarantine Dan Tarantine
Interim Office of the President,
Executive Vice President, Sales and Marketing

Date: May 14, 2009