Form 10-Q
period 2009-07-04
WHITE ELECTRONIC DESIGNS CORP
filed 2009-08-12
CIK 13606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 4, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _______________.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the registrant’s common stock on August 7, 2009 was approximately 22,940,196.

WHITE ELECTRONIC DESIGNS CORPORATION
AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	July 4,	September 27,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$58,758	$52,604
Accounts receivable, less allowance for doubtful accounts of $186 and $74	12,607	10,508
Inventories	17,571	15,359
Prepaid expenses and other current assets	2,334	2,027
Deferred income taxes	4,293	2,962
Assets held for sale	2,605	12,668

Total Current Assets	98,168	96,128

Property, plant and equipment, net	10,696	10,137
Deferred income taxes	1,164	1,900
Goodwill	1,764	1,764
Other assets	67	67
Assets held for sale	722	1,662

Total Assets	$112,581	$111,658

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,649	$2,038
Accrued salaries and benefits	1,562	1,490
Other accrued expenses	1,836	1,260
Deferred revenue	2,665	4,016
Liabilities related to assets held for sale	699	2,327

Total Current Liabilities	10,411	11,131

Accrued pension liability	224	640
Other liabilities	849	948
Liabilities related to assets held for sale	—	101

Total Liabilities	11,484	12,820

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 25,404,367 and 25,048,639 shares issued	2,540	2,504
Treasury stock, 2,464,371 and 2,464,371 shares, at par	(247)	(247)
Additional paid-in capital	83,608	82,608
Retained earnings	15,427	14,241
Accumulated other comprehensive loss	(231)	(268)

Total Shareholders’ Equity	101,097	98,838

Total Liabilities and Shareholders’ Equity	$112,581	$111,658

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Net sales	$16,620	$14,807	$47,035	$41,500
Cost of sales	10,472	8,357	28,291	24,611

Gross profit	6,148	6,450	18,744	16,889

Operating expenses:
Selling, general and administrative	4,433	3,556	12,871	10,615
Research and development	1,019	971	3,105	2,731

Total operating expenses	5,452	4,527	15,976	13,346

Operating income	696	1,923	2,768	3,543
Interest income	61	242	367	1,267

Income from continuing operations before income taxes	757	2,165	3,135	4,810

Provision for income taxes	(407)	(467)	(1,139)	(1,233)

Income from continuing operations	350	1,698	1,996	3,577

Discontinued operations (Note 11):
Loss from discontinued operations, net of tax	(62)	(2,942)	(70)	(3,916)
Loss on sale of discontinued operations, net of tax	(64)	(785)	(740)	(3,018)

Loss from discontinued operations	(126)	(3,727)	(810)	(6,934)

Net income (loss)	$224	$(2,029)	$1,186	$(3,357)

Income from continuing operations per common share:
Basic	$0.02	$0.08	$0.09	$0.16

Diluted	$0.02	$0.07	$0.09	$0.16

Loss from discontinued operations per common share:
Basic	$(0.01)	$(0.17)	$(0.04)	$(0.31)

Diluted	$(0.01)	$(0.16)	$(0.04)	$(0.30)

Net income (loss) per common share:
Basic	$0.01	$(0.09)	$0.05	$(0.15)

Diluted	$0.01	$(0.09)	$0.05	$(0.15)

Weighted average number of common shares and equivalents:
Basic	22,920,939	22,440,431	22,850,616	22,525,069
Diluted	23,039,639	22,756,198	23,138,611	22,866,801
The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	July 4,	June 28,
	2009	2008
OPERATING ACTIVITIES:
Income from continuing operations	$1,996	$3,577
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation	2,033	1,811
Deferred income tax	(595)	(1,088)
Loss on disposition of property, plant, and equipment	5	5
Stock-based compensation expense related to employee stock awards	520	578
Tax benefit related to stock awards	155	58
Excess tax benefits from stock-based compensation	(222)	(2)
Pension costs	(379)	(25)
Net changes in balance sheet accounts:
Accounts receivable	(2,099)	853
Inventories	(2,212)	(1,841)
Prepaid expenses and other current assets	(307)	(1,842)
Accounts payable	1,342	403
Accrued expenses and deferred revenue	(703)	(66)
Other long-term liabilities	(99)	(144)

Net cash (used in) provided by operating activities	(565)	2,277

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,301)	(2,267)
Proceeds from sale of property, plant and equipment	3	—

Net cash used in investing activities	(2,298)	(2,267)

FINANCING ACTIVITIES:
Common stock issued for exercise of options and restricted stock	361	113
Repurchases of common stock	—	(3,221)
Excess tax benefits from stock-based compensation	222	2

Net cash provided by (used in) financing activities	583	(3,106)

Net change in cash and cash equivalents from continuing operations	(2,280)	(3,096)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	5,891	4,441
Net cash provided by (used in) investing activities	2,543	(181)

Net change in cash and cash equivalents from discontinued operations	8,434	4,260

Net change in cash and cash equivalents	6,154	1,164
Cash and cash equivalents at beginning of period	52,604	48,652

Cash and cash equivalents at end of period	$58,758	$49,816

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Acquisition of property, plant and equipment in accounts payable	$269	$142
The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. INTERIM FINANCIAL INFORMATION
Unless the context otherwise requires, the term “Company,” “we,” “us,” or “our” refers to White Electronic Designs Corporation. The consolidated balance sheet as of July 4, 2009, the consolidated statements of operations for the three and nine months ended July 4, 2009 and June 28, 2008, and the consolidated statements of cash flows for the nine months ended July 4, 2009 and June 28, 2008 have been prepared by the Company and are unaudited. The consolidated balance sheet as of September 27, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 27, 2008. Prior to fiscal 2009, the Company’s fiscal year end was the Saturday nearest to September 30th. On March 5, 2009, the Board of Directors adopted and approved an amendment and restatement of the Company’s Bylaws that, among other things, fixed the fiscal year end on September 30th.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008. The results of operations for the three and nine months ended July 4, 2009 are not necessarily indicative of the operating results for the full year.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as net sales and expenses reported for the periods presented. The most significant estimates relate to revenue recognition, inventory obsolescence, bad debts, long-lived assets, stock-based compensation, warranty, income taxes and the gain or loss on the sale of discontinued operations. The Company regularly assesses these estimates and, while actual results may differ, management believes that the estimates are reasonable.
On March 28, 2008, the Board of Directors authorized the disposal of the Interface Electronics Division (“IED”) and the commercial microelectronic product lines. On September 26, 2008, the Board of Directors authorized the disposal of the Display Systems Division (“DSD”). These decisions resulted from an effort to streamline the Company’s businesses to focus on product lines where the Company has superior technical knowledge, specialized manufacturing capabilities and an ongoing commitment to research and development. With the streamlining of our business operations, the Company is now reporting one segment — Defense Electronics. As a result of the decision to dispose of these product lines, the Company has accounted for them as discontinued operations for all periods presented in the accompanying consolidated financial statements and the related assets and liabilities of the discontinued operations are classified as assets and liabilities held for sale.
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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

	Three Months Ended		Nine Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Income from continuing operations	$350,000	$1,698,000	$1,996,000	$3,577,000
Loss from discontinued operations	(126,000)	(3,727,000)	(810,000)	(6,934,000)

Net income (loss)	$224,000	$(2,029,000)	$1,186,000	$(3,357,000)

Weighted average common shares outstanding — basic shares	22,920,939	22,440,431	22,850,616	22,525,069
Dilutive effect of stock options and restricted stock (1)	118,700	315,767	287,995	341,732

Weighted average common and common share equivalents outstanding — diluted shares	23,039,639	22,756,198	23,138,611	22,866,801

Basic EPS
Income per share from continuing operations	$0.02	$0.08	$0.09	$0.16

Loss per share from discontinued operations	$(0.01)	$(0.17)	$(0.04)	$(0.31)

Net income (loss) per share	$0.01	$(0.09)	$0.05	$(0.15)

Diluted EPS
Income per share from continuing operations	$0.02	$0.07	$0.09	$0.16

Loss per share from discontinued operations	$(0.01)	$(0.16)	$(0.04)	$(0.30)

Net income (loss) per share	$0.01	$(0.09)	$0.05	$(0.15)

(1)	Shares excluded from the calculation of diluted earnings per share were 901,968 and 1,046,648 for the three months ended July 4, 2009 and June 28, 2008, respectively, as the exercise prices were greater than the average share prices for the periods. Shares excluded from the calculation of diluted earnings per share were 901,968 and 961,648 for the nine months ended July 4, 2009 and June 28, 2008, respectively, as the exercise prices were greater than the average share prices for the periods.
3. STOCK-BASED COMPENSATION
The Company accounts for its share-based awards in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense in the financial statements for all share-based payment awards made to employees and directors based on estimated fair values. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been granted in prior periods. For the three and nine months ended July 4, 2009, the Company recorded compensation expense of $228,000 and $520,000, respectively. For the three and nine months ended June 28, 2008, the Company recorded compensation expense of $180,000 and $578,000, respectively. The compensation cost for share-based payment awards is included in selling, general and administrative expenses on the consolidated statements of operations.
SFAS 123(R) also requires that excess tax benefits (i.e. tax benefits resulting from share-based compensation deductions in excess of amounts reported for financial reporting purposes) be reflected as financing cash inflows instead of operating cash inflows on our consolidated statements of cash flows. The Company reported cash flows from financing activities of $15,000 and $222,000, respectively, for the three and nine months ended July 4, 2009 and $0 and $2,000, respectively, for the three and nine month periods ended June 28, 2008.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
A summary of the Company’s stock option activity for the three months ended July 4, 2009 follows (in thousands, except per share amounts):

		Options Outstanding
			Weighted Average
	Options Available	Options	Exercise Price
	for Grant	Outstanding	Per Share
As of April 4, 2009	626	1,753	$5.40
Granted	—	—	—
Other Grants (1)	(5)	—	—
Exercised	—	(11)	3.85
Canceled (2)	75	(80)	6.40
Expired	39	(39)	5.41
Forfeited	9	(9)	4.82

As of July 4, 2009	744	1,614	$5.36

The weighted average fair value of all options granted during the period was $0 (no grants).

(1)	Certain restricted stock units were granted under the 1994 Employee Stock Option Plan (“1994 Option Plan”) during the period. This activity serves to decrease the number of shares available for grant, but is not presented as stock option activity. Refer to the section “Restricted Stock” for more information.

(2)	5,000 of the 80,000 canceled shares are associated with an expired stock option plan and therefore were not added back to options available for grant.
A summary of the Company’s stock option activity for the nine months ended July 4, 2009 follows (in thousands, except per share amounts):

		Options Outstanding
			Weighted Average
	Options Available	Options	Exercise Price
	for Grant	Outstanding	Per Share
As of September 27, 2008	723	2,051	$4.84
Granted	—	—	—
Other Grants (1)	(168)	—	—
Exercised	—	(278)	1.29
Canceled (2)	75	(80)	6.40
Expired	47	(47)	5.35
Forfeited	32	(32)	4.96
Other Forfeitures (1)	35	—	—

As of July 4, 2009	744	1,614	$5.36

The weighted average fair value of all options granted during the period was $0 (no grants).

(1)	Certain restricted stock units and performance shares were granted under the 1994 Option Plan during the period. In addition, certain performance shares granted under the 1994 Option Plan in a prior period were forfeited. This activity serves to increase or decrease the number of shares available for grant, but is not presented as stock option activity. Refer to the sections “Restricted Stock” and “Performance Shares” for more information.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(2)	5,000 of the 80,000 canceled shares are associated with an expired stock option plan and therefore were not added back to options available for grant.
The total pretax intrinsic value of options exercised during the three and nine months ended July 4, 2009 was $9,000 and $708,000, respectively.
The following table summarizes significant ranges of outstanding and exercisable options as of July 4, 2009 (in thousands, except years and per share amounts):

			Options Outstanding				Options Exercisable
				Weighted-	Weighted-			Weighted-	Weighted-
				Average	Average			Average	Average
				Remaining	Exercise	Aggregate		Remaining	Exercise	Aggregate
Range of			Number	Contractual	Price per	Intrinsic	Number	Contractual	Price per	Intrinsic
Exercise Prices			Outstanding	Life (in Years)	Share	Value	Exercisable	Life (in Years)	Share	Value

$1.6001	—	$3.2000	317	0.35	$2.75		317		$2.75
$3.2001	—	$4.8000	497	2.91	4.01		458		3.95
$4.8001	—	$6.4000	162	4.56	5.85		161		5.85
$6.4001	—	$8.0000	493	3.81	6.96		493		6.96
$8.0001	—	$9.6000	65	2.42	8.66		65		8.66
$9.6001	—	$11.2000	78	1.10	10.59		78		10.59
$11.2001	—	$12.8000	2	4.15	12.19		2		12.19

			1,614	2.75	$5.36	$855	1,574	2.62	$5.38	$855

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.55 on July 2, 2009, the last day of trading in the fiscal quarter, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date. The total number of in-the-money options exercisable as of July 4, 2009 was 712,211. As of September 27, 2008, 1,951,751 outstanding options were exercisable and the weighted average exercise price was $4.85.
As of July 4, 2009, total compensation cost related to unvested stock options not yet recognized was $0.1 million pre-tax, which is expected to be recognized over the next three years.
We recognize compensation expense using the straight-line method for stock option awards that vest ratably over the vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
There were no stock option grants during the three or nine months ended July 4, 2009. There were no stock option grants during the three months ended June 28, 2008. The fair value of each option granted during the nine months ended June 28, 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Nine Months Ended
June 28,
2008

Weighted average expected stock price volatility	40%
Weighted average expected option life (years)	7.3
Risk-free interest rate	3.7%
Expected dividends	—

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
Restricted Stock
Effective March 24, 2006, the White Electronic Designs Corporation 2006 Director Restricted Stock Plan (the “2006 Plan”) was approved by the shareholders. Under the 2006 Plan, new directors are granted an initial grant of 15,000 shares. Under the 2006 Plan, non-employee directors receive an annual grant of 7,500 shares in connection with the Annual Meeting of Shareholders. All grants vest ratably over a three-year period. The Company values these shares at fair value. On February 9, 2009, the Company granted 15,000 shares each to our new directors Brian Kahn and Melvin Keating at $4.01 per share. The 52,500 shares granted on May 7, 2009 were valued at $4.40 per share and the 37,500 shares granted on March 6, 2008 were valued at $4.00 per share, the closing prices of the stock on the respective dates of grant.
In addition, on December 12, 2007, the Compensation Committee determined and approved an Equity Incentive Program for certain executive officers, namely Hamid Shokrgozar, former President, Chairman and Chief Executive Officer, Roger Derse, a member of the Interim Office of the President and Vice President, Chief Financial Officer, Secretary and Treasurer and Dan Tarantine, a member of the Interim Office of the President and Executive Vice President, Sales and Marketing (the “Executive Officers”), consisting of two types of equity compensation, restricted stock units (“RSUs”) and performance shares (discussed separately under “Performance Shares” below).
As part of the Equity Incentive Program, the Board of Directors granted and approved 50,000 RSUs for Mr. Shokrgozar and 25,000 RSUs for Mr. Derse. The RSUs vest over a two-year period, with 50% of each RSU award vesting on the first-year anniversary of the date of grant and the remaining 50% of each RSU award vesting upon the second-year anniversary of the date of grant. The Company values these shares at fair value. The 75,000 shares granted on December 12, 2007 were valued at $4.64, the closing price of the stock on the date of grant. Pursuant to the severance agreement between the Company and Mr. Shokrgozar, 100% of Mr. Shokrgozar’s RSUs were vested as of September 27, 2008.
In fiscal 2009, the Compensation Committee granted and approved 50,000 RSUs for each of Messrs. Derse and Tarantine. The RSUs will vest over a two-year period, with 50% of each RSU award vesting on the first-year anniversary of the date of grant and the remaining 50% of each RSU award vesting upon the end of the second-year anniversary of the date of grant. Upon a “Change in Control” of the Company (as such term is defined in each of their respective employment agreements) each RSU award will automatically and fully vest. In addition, given the similar positions of responsibility, on December 12, 2008 Mr. Tarantine was granted an additional 25,000 RSUs to match Mr. Derse’s earlier award, of which 50% immediately vested. The remaining 50% will vest on the first-year anniversary of the date of grant. The Company values these shares at fair value. The 100,000 shares granted on December 10, 2008 were valued at $3.27 and the 25,000 shares granted on December 12, 2008 were valued at $3.39, the closing prices of the stock on the respective dates of grant.
On June 16, 2009, the Company accepted the resignation of its founder and former Chairman Edward A. White. As part of his severance and release agreement, Mr. White’s 15,000 unvested RSUs previously issued immediately accelerated and became fully vested. These 15,000 shares were valued at $4.74, the closing price on June 16, 2009, resulting in an incremental expense of approximately $51,000.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes RSU activity for the three months ended July 4, 2009 (in thousands, except per share amounts):

		Weighted-
	Number of	Average
	Restricted	Grant-Date
	Stock Units	Fair Value

Outstanding on April 4, 2009	193	$3.80
Granted	57	4.41
Vested / Issued	(15)	4.66
Forfeited	—	—

Outstanding on July 4, 2009	235	$3.90

The following table summarizes RSU activity for the nine months ended July 4, 2009 (in thousands, except per share amounts):

		Weighted-
	Number of	Average
	Restricted	Grant-Date
	Stock Units	Fair Value

Outstanding on September 27, 2008	100	$5.08
Granted	212	3.70
Vested / Issued	(77)	4.87
Forfeited	—	—

Outstanding on July 4, 2009	235	$3.90

As of July 4, 2009, there was $0.7 million pre-tax of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over the next three years.
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
Under this Equity Incentive Program, in the event that no performance shares vested in fiscal 2008, the Executive Officers have the same opportunity to achieve the performance criteria in fiscal 2009; provided, however, if the Company achieved 90% of the Performance Share Target in fiscal 2008 and 50% of such performance share awards were vested, then, the Company must achieve 100% of the Performance Share Target in fiscal 2009 to vest in the remaining 50% of each performance share award to each Executive Officer. Upon a “Change in Control” of the Company (as such term is defined in the 1994 Plan), each performance share award will automatically and fully vest regardless of the achievement of the Performance Share Target. The Company valued these shares at fair value. The 135,000 shares granted on December 12, 2007 were valued at $4.64 per share, the closing price of the stock on the date of grant.
The Company did not achieve 90% of the Performance Share Target in fiscal 2008. Pursuant to the severance agreement between the Company and Mr. Shokrgozar, 50% of Mr. Shokrgozar’s performance shares were vested as

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
of September 27, 2008. Additionally, in January 2009, the 35,000 performance shares granted to Mr. Derse and Mr. Tarantine on December 12, 2007 were cancelled due to the significant changes in the business and senior management. A new performance share grant was approved on January 21, 2009 for fiscal year 2009 by the Compensation Committee. If the Company achieves the approved annual EBITDA amount in fiscal 2009, then Messrs. Derse and Tarantine will each receive 18,750 performance shares. If the Company achieves 90% of the approved annual EBITDA, then 12,500 shares will be awarded to each of Messrs. Derse and Tarantine. If the Company achieves 110% of the approved annual EBITDA, then 25,000 shares will be awarded to each. Upon a “Change in Control” of the Company (as such term is defined in each of their respective employment agreements) each performance share award will be automatically granted and fully vested regardless of the achievement of the EBITDA target. The 37,500 shares granted on January 21, 2009 were valued at $3.80 per share, the closing price of the stock on the date of grant.
The following table summarizes performance share activity for the three months ended July 4, 2009 (in thousands, except per share amounts):

Weighted-
	Number of	Average
	Performance	Grant-Date
	Shares	Fair Value

Outstanding on April 4, 2009	88	$4.28
Granted	—	—
Vested / Issued	—	—
Forfeited	—	—

Outstanding on July 4, 2009	88	$4.28

The following table summarizes performance share activity for the nine months ended July 4, 2009 (in thousands, except per share amounts):

		Weighted-
	Number of	Average
	Performance	Grant-Date
	Shares	Fair Value

Outstanding on September 27, 2008	85	$4.64
Granted	38	3.80
Vested / Issued	—	—
Forfeited	(35)	4.64

Outstanding on July 4, 2009	88	$4.28

As of July 4, 2009, there was $35,000 of pre-tax of total compensation expense related to non-vested performance share awards not yet recognized, which is expected to be recognized over the next three months if certain performance criteria of the Company are met.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. INVENTORIES
Inventories consisted of the following (in thousands):

	July 4,	September 27,
	2009	2008
Raw materials	$11,225	$10,129
Work-in-process	4,735	4,380
Finished goods	1,611	850

Total inventories	$17,571	$15,359

Raw materials included $2.1 million at July 4, 2009 and $3.1 million at September 27, 2008 of inventory for which the Company had received advance payment from customers. These advance payments are recorded as deferred revenue until the finished goods are delivered.
5. PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment consisted of the following (in thousands):

	July 4,	September 27,
	2009	2008
Land	$247	$247
Buildings and improvements	917	828
Machinery and equipment	14,280	12,987
Furniture and fixtures	4,393	3,792
Leasehold improvements	7,064	6,735
Construction in progress	738	331

Total, at cost	27,639	24,920
Less accumulated depreciation	(16,943)	(14,783)

Property, plant, and equipment, net	$10,696	$10,137

Construction in progress typically represents either assets received but not yet in service or leasehold improvements not yet completed. Depreciation expense was $0.7 million and $0.6 million for the three months ended July 4, 2009 and June 28, 2008, respectively. Depreciation expense was $2.0 million and $1.8 million for the nine months ended July 4, 2009 and June 28, 2008, respectively.
6. GOODWILL
Goodwill recorded was $1.8 million both at July 4, 2009 and September 27, 2008.
The Company does not believe that a triggering event requiring it to conduct an interim impairment test had occurred as of July 4, 2009. The Company performed its annual impairment test in the fourth quarter of fiscal 2008, which resulted in no impairment charge. However, the swings in the Company’s stock price, while generally consistent with the overall market and its industry, have caused its market capitalization to fluctuate above and below its book value. While only one indicator, market capitalization below book value could imply that the Company’s goodwill may not be recoverable, thereby requiring an interim impairment test that may result in a non-cash write-down of this asset, which could have a material adverse impact on its consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following major categories (in thousands):

	July 4,	September 27,
	2009	2008
Sales commissions	594	469
Warranty reserve	325	42
Other accruals	917	749

Total other accrued expenses	$1,836	$1,260

The Company estimates potential warranty obligations for its products based on annual product sales and historical customer product return data. Based on this data, the Company records estimated warranty reserves and expense needed to account for the estimated cost of product returns.
The following table summarizes activity in the warranty reserve (in thousands):

	Nine Months Ended
	July 4,	June 28,
	2009	2008
Warranty reserve, beginning of period	$42	$61
Provision for warranty claims	10	19
Reclassification from discontinued to continuing operations (see Note 11)	310	—
Warranty claims charged against the reserve	(37)	(43)

Warranty reserve, end of period	$325	$37

8. CREDIT FACILITY
On March 31, 2009, the Company entered into a Third Modification Agreement to its $30.0 million revolving line of credit agreement with JPMorgan Chase Bank, N.A. (“Revolving Line of Credit Agreement”). The amendment reduces the line from $30.0 million to $10.0 million and makes certain other adjustments to (i) the interest rates charged in connection with borrowings under the line of credit, (ii) the commitment fee charged on the unused portion of the line and (iii) certain financial covenants and restricted payments. The borrowings, if any, under the revolving line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 2.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” A commitment fee of 0.5% is charged on the unused portion of the line. The revolving line of credit expires on March 31, 2011. The Company is in compliance with all debt covenant requirements contained in the Revolving Line of Credit Agreement. As of July 4, 2009, there were no borrowings against the revolving line of credit, and the Company has not borrowed against any credit facility since April 2003.
9. PENSION PLAN
The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility. The following table summarizes the components of net periodic benefit cost recognized (in thousands):

	Three Months Ended		Nine Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Service cost	$14	$6	$42	$45
Interest cost	57	56	170	153
Expected return on plan assets	(43)	(53)	(129)	(155)
Amortization of unrecognized prior service cost	12	18	37	36

Total net periodic benefit cost	$40	$27	$120	$79

The Company contributed $0.5 million to the pension plan during the three and nine months ended July 4, 2009, respectively, due to the decline in market value of plan assets. Contributions to the pension plan were $0 and $0.1 million during the three and nine months ended June 28, 2008, respectively.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10. INCOME TAXES
The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to the incremental impact of state income taxes and a valuation allowance against expiring net operating losses, offset by a reduction for the research and development tax credit currently available for federal and state income tax purposes. The Company’s effective tax rate was 54% and 22% for the three months ended July 4, 2009 and June 28, 2008, respectively. The increase in the effective rate is primarily due to the valuation allowance recorded in the third quarter of fiscal 2009 against net operating losses expiring in fiscal 2009. During the third quarter of fiscal 2009, the Company determined that, due to the reversal of temporary differences and expected book income, it expects a taxable loss for fiscal 2009. Net operating losses previously generated of approximately $0.7 million are, therefore, not expected to be utilized. Accordingly, a valuation allowance against these expiring net operating losses was recorded.
The Company’s effective tax rate was 36% and 26% for the nine months ended July 4, 2009 and June 28, 2008, respectively. The increase in the effective rate is primarily due to the valuation allowance recorded against net operating losses expiring in fiscal 2009. The Company expects a taxable loss for fiscal 2009 due to the reversal of temporary differences. Additionally, the true-up of our tax reserves in the first quarter of fiscal 2008 was greater than the benefit recorded for the reinstatement of the research and development credit in the first quarter of fiscal 2009. The research and development credit expired on December 31, 2007, but was retroactively reinstated on October 3, 2008. The credit will now expire on December 31, 2009. In accordance with the provisions of SFAS 109, Accounting for Income Taxes (“SFAS 109”), we recorded a benefit of $72,000 in the first quarter of fiscal 2009 for this reinstatement back to January 1, 2008.
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
As of July 4, 2009, the Company had unrecognized tax benefits of $394,000, $311,000 of which would favorably impact the Company’s effective tax rate if subsequently recognized. As of September 27, 2008, the Company had unrecognized tax benefits of $424,000, $331,000 of which would favorably impact the Company’s effective tax rate if subsequently recognized. The Company does not anticipate a significant change in the total amount of unrecognized tax benefits during the next twelve months.
The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of July 4, 2009, the Company has accrued $22,000 of interest related to uncertain tax positions. As of September 27, 2008, the Company had accrued $27,000 of interest related to uncertain tax positions.
The Company and its subsidiaries are subject to the following significant taxing jurisdictions: U.S. federal, Arizona, Indiana, Ohio and Oregon. The statute of limitations for a particular tax year for examination by the Internal Revenue Service is three years, and three to four years for the states of Arizona, Indiana, Ohio and Oregon. Accordingly, there are multiple years open to examination.
11. DISCONTINUED OPERATIONS
On March 28, 2008, the Board of Directors authorized the disposal of IED and the commercial microelectronic product lines. On September 26, 2008, the Board of Directors authorized the disposal of DSD. These decisions resulted from an effort to streamline the Company’s businesses to focus on product lines where the Company has superior technical knowledge, specialized manufacturing capabilities and an ongoing commitment to research and development. The Company believes this course of action has and will continue to increase shareholder value and allow it to focus on growing its business. As a result of its decision to dispose of these businesses, the Company has

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
accounted for them as discontinued operations in the accompanying consolidated financial statements. It ceased depreciation of the assets of discontinued operations upon committing to the disposal plans.
On April 3, 2009, the Company completed the sale of DSD to the U.S. subsidiary of VIA optronics GmbH, a German company (“VIA”). The Company sold the operating assets of DSD, primarily consisting of inventory, equipment and intellectual property, for approximately $2.3 million. As of the date of sale, other non-operating net assets of approximately $0.9 million, consisting primarily of accounts receivable and residual liabilities, were retained to be settled in the normal course of business. Other non-operating liabilities of $(0.3) million remained as of July 4, 2009. These non-operating net assets (liabilities) are included as part of continuing operations. During the second quarter of fiscal 2009, the Company also completed the disposition of its commercial microelectronic product lines. The Company recorded a loss of $0 and $(0.7) million, net of tax, on these disposals during the three and nine months ended July 4, 2009, respectively.
During the third quarter of fiscal 2009, the Company concluded that there was a change in the plan for the disposal of IED and that, rather than one disposal group, there were to be three disposal groups. The Company sold a group of assets, primarily equipment and a patent, in the third quarter of fiscal 2009 for which it recorded a loss on sale of ($0.1) million, net of tax. The second group, which consists of the remaining equipment, is expected to be disposed of in the fourth quarter of fiscal 2009. Land and the building comprise the third disposal group which is expected to be sold in fiscal 2010. All production and shipments by IED were completed in the third quarter of fiscal 2009.
The discontinued operations generated $2.8 million in revenues in the third quarter of fiscal 2009 compared to $9.3 million in the third quarter of fiscal 2008. Gross profit for the third quarter of fiscal 2009 was $0.5 million, or 18%, compared to $1.0 million, or 11%, in the third quarter of fiscal 2008. Loss from discontinued operations was $(0.1) million in the third quarter of fiscal 2009 compared to a loss of $(2.9) million in the third quarter of fiscal 2008. The decrease in loss was a result of the three months of fiscal 2009 reporting operations from only IED. In comparison, the three months of fiscal 2008 reported operations from IED, DSD and the commercial microelectronic product lines. Loss on sale of discontinued operations, net of tax, decreased to $(0.1) million from $(0.8) million for the three months ended July 4, 2009 and June 28, 2008, respectively. Additional write-downs of inventory and fixed assets were taken in the third quarter of fiscal 2008 due to the deteriorating market conditions.
For the nine months ended July 4, 2009, discontinued operations generated $14.4 million in revenue compared to $32.2 million for the nine months ended June 28, 2008. This decrease was primarily due to the decline in the DSD and commercial microelectronic product lines sales. Gross profit for the first nine months of fiscal 2009 was $3.2 million compared to $4.8 million for the respective period in fiscal 2008. Loss from discontinued operations was $(0.1) million for the nine months ended July 4, 2009, compared to $(3.9) million for the nine months ended June 28, 2008. The lower loss was due to the decrease in operating expenses, driven by the savings realized from the reductions in force, other cost saving measures and the disposal of DSD and the commercial microelectronic product lines in the second quarter of fiscal 2009, which more than offset the decrease in gross profit. The loss on sale of discontinued operations, net of tax, was $(0.7) million for the first nine months of fiscal 2009, compared to $(3.0) million for the first nine months of fiscal 2008. The decrease was due to the final disposition of DSD and the commercial microelectronic product lines in fiscal 2009 resulting in a lower loss than the write-off of customer relationships and existing technology intangibles, as well as inventory and fixed assets in fiscal 2008.
At July 4, 2009, the Company was actively marketing two remaining disposal groups related to the IED business. The Company owns the remaining assets and expects to recover the carrying amount from the disposition proceeds.
Loss from discontinued operations consists of direct revenues and direct expenses of the commercial microelectronic product lines, the IED and the DSD businesses. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results included in discontinued operations in the accompanying consolidated statements of operations is as follows:

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Net sales	$2,847	$9,261	$14,369	$32,183
Cost of sales	2,322	8,249	11,143	27,397

Gross profit	525	1,012	3,226	4,786

Total operating expenses	617	5,477	3,461	10,064

Loss from operations, before income taxes	(92)	(4,465)	(235)	(5,278)
Benefit from income taxes	30	1,523	165	1,362

Loss from discontinued operations	(62)	(2,942)	(70)	(3,916)
Loss on sale of discontinued operations, net of tax	(64)	(785)	(740)	(3,018)

Net loss	$(126)	$(3,727)	$(810)	$(6,934)

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the assets and liabilities related to the discontinued operations classified as assets held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheets is as follows:

	July 4,	September 27,
	2009	2008
Assets held for sale (current):
Accounts receivable, net	$2,367	$5,618
Inventories	—	4,607
Deferred income taxes and prepaid expenses	238	2,443

Total	$2,605	$12,668

Assets held for sale (long-term):
Property, plant and equipment, net	$486	$1,326
Deferred income taxes	236	286
Other assets	—	50

Total	$722	$1,662

Liabilities related to assets held for sale (current):
Accounts payable	$110	$1,418
Accrued expenses	540	856
Deferred revenue	49	53

Total	$699	$2,327

Liabilities related to assets held for sale (long-term):
Deferred income taxes	$—	$32
Other long-term liabilities	—	69

Total	$—	$101

12. GEOGRAPHICAL INFORMATION
A significant portion of the Company’s net sales were shipped to foreign customers. Export sales as a percentage of total net sales for the three months ended July 4, 2009 and June 28, 2008 were 38% and 25%, respectively. For the nine month periods, foreign sales as a percentage of total net sales were 37% and 30%, respectively.
A summary of net sales by geographic region follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
United States	$10,252	$11,048	$29,830	$28,986
Europe and Middle East	4,848	1,952	11,345	6,668
Asia Pacific	1,261	1,376	5,050	4,541
Other	259	431	810	1,305

Net sales	$16,620	$14,807	$47,035	$41,500

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. FAS 132(R)-1”). FSP No. FAS 132(R)-1 amends Statement 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. More specifically, required disclosures will provide information on how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets and significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, which is the Company’s fiscal year 2010 beginning October 1, 2009. Earlier application is permitted. The adoption of FSP No. FAS 132(R)-1 is not expected to have a material effect on the Company’s consolidated financial statements or results of operations.
In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). This statement provides general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. The statement requires the issuer to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events. Nonrecognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading. SFAS 165 is effective for financial reporting periods ending after June 15, 2009. The adoption of SFAS 165 has had no material effect on the Company’s consolidated financial statements.
14. COMMITMENTS AND CONTINGENCIES
Contingencies
From time to time, the Company is subject to claims and litigation incident to its business. There are currently no such pending proceedings to which the Company is a party that it believes will have a material adverse effect on its consolidated results of operations, liquidity, or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) regarding the three and nine month periods ended July 4, 2009 compared to the three and nine month periods ended June 28, 2008 should be read in conjunction with our unaudited consolidated financial statements and related notes for the same periods included elsewhere in this report and our audited consolidated financial statements and related notes for the fiscal year ended September 27, 2008 included in our most recent Annual Report on Form 10-K.
Note Regarding Forward-Looking Statements and Associated Risks
This Quarterly Report on Form 10-Q, including the MD&A, contains “forward-looking statements” including financial projections regarding future events and our future results that are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995, as amended, provides a “safe harbor” for such forward-looking statements which we intend to comply with. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project” and “predict,” or similar words and phrases regarding expectations, generally identify forward-looking statements.
We intend to qualify both our written and/or oral forward-looking statements made from time to time in connection with our filings with the Securities and Exchange Commission (the “SEC”) or in public news releases for protection under the safe harbors discussed above. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they are based largely on management’s expectations and because they are estimates, such statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Form 10-Q, including those set forth in the Notes to the Unaudited Consolidated Financial Statements, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section entitled “Risk Factors” in this Form 10-Q and our most recent Annual Report on Form 10-K describe factors that could contribute to or cause actual results to differ materially from our expectations. Some factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, but are not limited to, the following:
•	the loss of one or more principal customers or delays or cancellations of orders due to the impact of adverse business conditions on one or more principle customers;

•	the inability to transition to high volume manufacturing of integrated circuit cards;

•	the inability to procure required components and raw materials;

•	any downturn in the defense, aerospace, semiconductor or other markets in which we operate, which could cause a decline in selling unit prices or volume;

•	reductions in military spending or changes in the acquisition requirements for military products;

•	the inability to develop, introduce and sell new products or the inability to develop new manufacturing technologies;

•	the failure of customers to accept our anti-tamper processing or the development of improved anti-tamper processing by competitors;

•	the inability to locate appropriate purchase candidates for our discontinued operations being held for sale and/or to negotiate an appropriate sales price;

•	the ability to locate appropriate acquisition candidates, negotiate an appropriate purchase price, obtain the necessary financing and integrate into our business the people, operations, and products from acquired businesses, or implement other strategic alternatives;

•	changes or restrictions in the practices, rules and regulations relating to sales in international markets; and/or

•	changes resulting from severe economic downturns that affect our customers, suppliers and lenders.
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
Overview of Business
We are a defense electronics manufacturer and supplier that designs, develops and manufactures innovative electronic components and systems for inclusion in high technology products for the defense and aerospace markets. Our defense electronics solutions include advanced semiconductor and state of the art multi-chip packaged components, components which include our proprietary process for applying anti-tamper (“AT”) protection, integrated circuit card assemblies with AT components and electromechanical assemblies. Our customers, which include military prime contractors and the contract manufacturers who work for them in the United States, Europe and Asia, outsource many of their defense electronic components and systems to us as a result of the combination of our design, development and manufacturing expertise.
Executive Summary
Continuing Operations
Our net sales for the third quarter ended July 4, 2009 increased $1.8 million to $16.6 million, compared to $14.8 million for the third quarter ended June 28, 2008. During the first nine months of fiscal 2009, net sales increased $5.5 million to $47.0 million from $41.5 million during the first nine months of fiscal 2008. The increase in sales was due to the increase in sales of modules and integrated circuit card assemblies with AT components, which more than offset a decrease in AT component only sales. While AT component bookings have increased, customer requirements determine the timing of shipments.
Income from continuing operations for the third quarter ended July 4, 2009 was $0.4 million, or $0.02 per diluted share, compared to income of $1.7 million, or $0.07 per diluted share, for the third quarter in fiscal 2008. The decrease was primarily due to increased operating expenses and lower interest income. Our results were negatively impacted by expenses of approximately $0.3 million related to system, process and organizational revisions as part of the structural upgrade of the business in support of higher volume manufacturing, as well as $0.2 million associated with the retirement of our founder and former Chairman Edward A. White, $0.2 million in increased board and outside advisor fees related to the completion of the Strategic Alternatives Committee’s work and other general increases. Additionally, the dramatic decrease in interest rates reduced our interest income by $0.2 million from the prior year. Income from continuing operations for the nine months ended July 4, 2009 was $2.0 million, or $0.09 per diluted share, compared to $3.6 million, or $0.16 per diluted share, for the nine months of fiscal 2008. The decrease was due to increased operating expenses and lower interest income, which more than offset the increase in sales and gross profit.
Including the loss in connection with the disposal of the product lines discussed below, net income for the third quarter ended July 4, 2009 was $0.2 million, or $0.01 per diluted share, compared to a net loss of $(2.0) million, or $(0.09) per diluted share, for the third quarter in fiscal 2008. For the nine months ended July 4, 2009, net income was $1.2 million, or $0.05 per diluted share, compared to a net loss of $(3.4) million, or $(0.15) per diluted share, for the first nine months of fiscal 2008.

A key indicator of our future sales is the amount of new orders received compared to current net sales, known as the book-to-bill ratio. During the third quarter ended July 4, 2009, we received new orders of $18.2 million, which equates to a book-to-bill ratio of 1.09:1.0. Bookings during the third quarter of fiscal 2008 totaled $11.6 million, yielding a book-to-bill ratio of 0.79:1.0. For the first nine months of fiscal 2009, we received new orders of $55.1 million, which equates to a book-to-bill ratio of 1.17:1.0. We continue to experience positive bookings and expect the book-to-bill ratio for the fiscal year to end greater than 1.0:1.0. Total AT bookings for the three and nine months ended July 4, 2009, which includes bookings for AT components as well as integrated circuit cards with AT components, were $3.3 million and $18.8 million, respectively. Total backlog as of July 4, 2009 was $45.7 million, compared to $45.1 million at the end of the second quarter of fiscal 2009.
Our gross margins from continuing operations during the three months ended July 4, 2009 decreased to 37% from 44% in the same period of fiscal 2008. Gross margins during the nine months ended July 4, 2009 decreased to 40% from 41% for the nine months ended June 28, 2008. The decrease was primarily due to higher production yield costs related to our entrance into production volumes of circuit card assemblies with AT components. Our gross margin historically has been a blend of margins derived from custom and standard microelectronic components and electromechanical assemblies. We have traditionally experienced a range of margins between 40% and 43% depending on the custom versus standard concentration. As we move vertical from a component only business to a business including military grade circuit card assemblies, which may be more price sensitive, we expect overall margins to center around 40%.
Discontinued Operations
On March 28, 2008, the Board of Directors authorized the disposal of the Interface Electronics Division (“IED”) and the commercial microelectronic product lines. On September 26, 2008, the Board of Directors authorized the disposal of the Display Systems Division (“DSD”). These decisions resulted from an effort to streamline the Company’s businesses to focus on product lines where the Company has superior technical knowledge, specialized manufacturing capabilities and an ongoing commitment to research and development. We believe this course of action has and will continue to increase shareholder value and allow us to focus on growing our business. As a result of our decision to dispose of these product lines, we have accounted for them as discontinued operations for all periods presented in the accompanying unaudited consolidated financial statements and the assets and liabilities of the discontinued operations are classified as assets and liabilities held for sale.
On April 3, 2009, we completed the sale of DSD to the U.S. subsidiary of VIA optronics GmbH, a German company (“VIA”). We sold the operating assets of DSD, primarily consisting of inventory, equipment and intellectual property, for approximately $2.3 million. As of the date of sale, other non-operating net assets of approximately $0.9 million, consisting primarily of accounts receivable and residual current liabilities, were retained to be settled in the normal course of business. Other non-operating liabilities of $(0.3) million remained as of July 4, 2009. These non-operating net assets (liabilities) are included as part of continuing operations. During the second quarter of fiscal 2009, we also concluded the disposition of our commercial microelectronic product lines. We recorded a loss of $0 and $(0.7) million, net of tax, on these disposals during the three and nine months ended July 4, 2009, respectively.
During the third quarter of fiscal 2009, we concluded that there was a change in the plan for the disposal of IED and that, rather than one disposal group, there were to be three disposal groups. We sold a group of assets, primarily equipment and a patent, in the third quarter of fiscal 2009 for which we recorded a loss on sale of ($0.1) million, net of tax. The second group, which consists of the remaining equipment, is expected to be disposed of in the fourth quarter of fiscal 2009. Land and the building comprise the third disposal group which is expected to be sold in fiscal 2010. All production and shipments by IED were completed in the third quarter of fiscal 2009.
Our discontinued operations generated $2.8 million in revenues in the third quarter of fiscal 2009 compared to $9.3 million in the third quarter of fiscal 2008. Gross profit for the third quarter of fiscal 2009 was $0.5 million, or 18%, compared to $1.0 million, or 11%, for the third quarter of fiscal 2008. Loss from discontinued operations was $(0.1) million in the third quarter of fiscal 2009 compared to a loss of $(2.9) million in the third quarter of fiscal 2008. The decrease in loss was a result of the three months of fiscal 2009 reporting operations from only IED. In comparison, the three months of fiscal 2008 reported operations from IED, DSD and the commercial microelectronics product lines. Loss on sale of discontinued operations, net of tax, decreased to $(0.1) million from $(0.8) million for the three months ended July 4, 2009 and June 28, 2008, respectively. Additional write-downs of inventory and fixed assets were taken in the third quarter of fiscal 2008 due to the deteriorating market conditions.
For the nine months ended July 4, 2009, discontinued operations generated $14.4 million in revenue compared to $32.2 million for the nine months ended June 28, 2008. This was primarily due to the decline in sales for the DSD and commercial microelectronic product lines. Gross profit for the first nine months of fiscal 2009 was $3.2 million, compared to $4.8 million for the respective period in fiscal 2008. Loss from discontinued operations was $(0.1) million for the nine months ended July 4, 2009, compared to $(3.9) million for the nine months ended June 28, 2008. The lower loss was due to the decrease in operating expenses, driven by the savings realized from the reductions in labor force, other cost savings measures and the disposal of DSD and the commercial microelectronic product lines in the second quarter of fiscal 2009, which more than offset the decrease in gross profit. The loss on sale of discontinued operations, net of tax, was $(0.7) million for the first nine months of fiscal 2009, compared to $(3.0) million for the first nine months of fiscal 2008. The decrease was due to the final disposition of DSD and the commercial microelectronic product lines in fiscal 2009 resulting in a lower loss than the write-off of customer relationships and existing technology intangibles, as well as inventory and fixed assets in fiscal 2008.
We are continuing to actively market the two remaining IED disposal groups. We own the remaining assets and expect to recover the carrying amount from the disposition proceeds.
Business Outlook
As part of our renewed focus on defense only electronics, we have developed a plan that builds on our core competencies and expands beyond multichip components. The plan focuses on expanding revenue opportunities in three key areas: Aircraft, Missiles and Ordnance and Net Centric Operations. Programs that require secure communications, guidance of munitions to minimize collateral damage and enhance war fighter safety will be addressed by our GPS components with our AT protection and integrated circuit card assemblies with AT components. We additionally expect to expand our integrated circuit card assembly product offerings with the addition of radio frequency. Additionally, we believe that there are significant opportunities in solid state technology which replaces mechanical storage devices. We are committed to technology and supporting programs that demand cyber security and information assurance in defense platforms. We believe that these areas within the broad defense market are those that will provide stable growth going forward.
Business Update
On June 17, 2009, we announced the completion of the previously discussed exploration of strategic alternatives, the retirement of our founder and former Chairman of the Board of Directors, Edward A. White, and the election of Brian R. Kahn as Chairman of the Board of Directors.
The Strategic Alternatives Committee of the Board of Directors conducted the strategic alternatives review with financial advisor Jeffries and Company and special legal advisor, Wilson Sonsini Goodrich and Rosati. After careful consideration of the available alternatives, the Board of Directors, upon unanimous recommendation of the Strategic Alternatives Committee, determined that shareholders’ interest would be best served by continuing to operate as a stand-alone entity.
The review process included, among other things, a consideration of the sale of the Company. A broad universe of domestic and international industry participants and private equity sources were solicited. While we received several indications of interest, as well as formal offers for the sale of the Company, after a deliberate and careful process, the Board of Directors determined that the offers were not in the best interests of the shareholders and that we would likely generate more long-term value with our current stand-alone strategy.
We also are continuing to review potential buy-side alternative opportunities, as they present themselves. While we have not identified an acquisition we intend to pursue, we will continue to evaluate such opportunities as they arise.

Our founder and former Chairman, Edward A. White, also retired effective June 16, 2009. In connection with his retirement, we incurred approximately $0.2 million of expenses.
Our third stock repurchase program was announced on April 8, 2008, which allows us to repurchase up to an additional 10%, or approximately 2.2 million shares, of our then outstanding common stock. The Board of Directors suspended the program during the strategic alternatives review and believes that, at this time, our cash should be used to enhance the technological capabilities of the Company.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of our unaudited consolidated financial statements include the following items described below.
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
Goodwill
We account for goodwill in accordance with Statement of Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires goodwill to be tested for impairment on an annual basis (and more frequently in certain circumstances) and written down when impaired. Goodwill recorded was $1.8 million both at July 4, 2009 and September 27, 2008.
We do not believe a triggering event requiring us to conduct an interim impairment test had occurred as of July 4, 2009. We performed our annual impairment test in the fourth quarter of fiscal 2008, which resulted in no impairment charge. However, the swings in our stock price, while generally consistent with the overall market and our industry, have caused our market capitalization to fluctuate above and below our book value. While only one indicator, a market value below book value could imply that our goodwill may not be recoverable, thereby requiring an interim impairment test that may result in a non-cash write-down of this asset, which could have a material adverse impact on our unaudited consolidated financial statements.
Stock-Based Compensation Expense
We account for stock-based compensation in accordance with SFAS No. 123(R), Accounting for Stock-Based Compensation, which requires that we record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment. Consequently, expected stock price volatility and option life assumptions are considered critical accounting estimates.
Warranty
Our products typically carry a warranty for a one year period. We record a liability for product warranty obligations in the period the related revenue is recorded based on historical warranty experience. Related costs are charged to the warranty accrual as incurred.
Income Taxes
We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carry forwards. We regularly review our deferred tax assets for recoverability and, if necessary, establish a valuation allowance.
We also follow Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for the Company on September 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is 50 percent likely of being realized upon ultimate settlement.
Results of Operations
The following table sets forth certain financial data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.0%	56.4%	60.1%	59.3%

Gross profit	37.0%	43.6%	39.9%	40.7%

Operating expenses:
Selling, general and administrative	26.7%	24.0%	27.4%	25.6%
Research and development	6.1%	6.6%	6.6%	6.6%

Total operating expenses	32.8%	30.6%	34.0%	32.2%

Operating income	4.2%	13.0%	5.9%	8.5%
Interest income	0.4%	1.6%	0.8%	3.1%

Income from continuing operations before income taxes	4.6%	14.6%	6.7%	11.6%
Provision for income taxes	(2.5%)	(3.1%)	(2.5%)	(3.0%)

Income from continuing operations	2.1%	11.5%	4.2%	8.6%

Discontinued operations
Loss from discontinued operations, net of tax	(0.4%)	(19.9%)	(0.1%)	(9.4%)
Loss on sale of discontinued operations, net of tax	(0.4%)	(5.3%)	(1.6%)	(7.3%)

Loss from discontinued operations	(0.8%)	(25.2%)	(1.7%)	(16.7%)

Net income (loss)	1.3%	(13.7%)	2.5%	(8.1%)

Three Months ended July 4, 2009 compared to the Three Months ended June 28, 2008
Net Sales
Net sales were $16.6 million for the three months ended July 4, 2009, an increase of $1.8 million, or 12%, from $14.8 million for the three months ended June 28, 2008. The increase was primarily due to the increase in sales of modules and circuit card assemblies with AT components, which more than offset the decrease in AT component sales. While AT component bookings have been strong in fiscal 2009, delivery is dependent upon customer requirements and can often extend over numerous quarters.
During the three months ended July 4, 2009, Utexam Logistics Ltd accounted for $3.7 million, or 22%, of total net sales. In addition, Raytheon Company accounted for $2.0 million, or 12%, and ITT Corporation accounted for $1.9 million, or 12%, of total net sales. During the three months ended June 28, 2008, L3 Communications and Arrow Electronics, Inc. accounted for $2.4 million, or 16%, and $1.8 million, or 12%, respectively, of total net sales.

The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, military sales have historically been strongest during our fiscal fourth quarter.
Gross Profit
Gross profit was $6.1 million for the three months ended July 4, 2009, a decrease of $0.3 million, or 5%, from $6.5 million for the three months ended June 28, 2008. For the three months ended July 4, 2009, gross margin as a percentage of net sales was 37%, compared to 44% for the three months ended June 28, 2008. The decrease in gross profit and margin were primarily the result of production yield costs related to our entrance into production volumes of integrated circuit card assemblies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $4.4 million for the three months ended July 4, 2009, an increase of $0.9 million, or 25%, from $3.6 million for the three months ended June 28, 2008. The increase was the result of an increase in general and administrative expenses of $0.9 million, primarily due to $0.2 million in expenses related to the retirement of Edward A. White, our founder and former Chairman, $0.3 million for system, process and organizational revisions as part of our structural upgrade of the business in support of higher volume manufacturing, $0.2 million for increased payroll-related expenses and $0.2 million for board and outside advisor fees related to the completion of the Strategic Alternatives Committee work.
Selling, general and administrative expenses as a percentage of net sales increased to 27% for the three months ended July 4, 2009 from 24% for the three months ended June 28, 2008, primarily due to the costs discussed above. We expect selling, general and administrative expenses to average 25% to 27% of net sales in the future at the current net sales level.
Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $1.0 million for the three months ended July 4, 2009, consistent with the $1.0 million for the three months ended June 28, 2008. We are committed to the research and development of new and existing products. We expect research and development expenses to average approximately 7% of net sales at the current net sales level.
Ongoing product development projects include new product designs for various types of memory products including DDR II, DDR III, FLASH and microprocessors and ball grid arrays using these semiconductors, continuing development of AT technology and integrated circuit card assembly design, advanced development for solid state drives (“SSD”), and advanced custom designs for use in defense markets.
Interest Income
Interest income consists of interest earned on our cash balances invested primarily in money market accounts. Interest income was $0.1 million for the three months ended July 4, 2009, a decrease of $0.1 million, or 75%, from $0.2 million for the three months ended June 28, 2008. The decrease is due to lower interest rates, offset slightly by a higher average invested balance. We expect interest income to remain lower in fiscal 2009 due to macroeconomic conditions.
Income Taxes
We recorded income tax expense of $0.4 million for the three months ended July 4, 2009, compared to income tax expense of $0.5 million for the three months ended June 28, 2008. The Company’s effective tax rate was 54% for the three months ended July 4, 2009 and 22% for the three months ended June 28, 2008. The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to the incremental impact of state income taxes and a valuation allowance recorded against expiring net operating loss carry forwards, offset by reductions for the research and experimentation tax credits currently available for federal and state income tax purposes.
The increase in the effective rate for the third quarter of fiscal 2009 as compared to the third quarter of 2008 is primarily due to the valuation allowance recorded against net operating losses expiring in fiscal 2009. During the third quarter of fiscal 2009, we determined that, due to the reversal of temporary differences and our expected book income, we expect a taxable loss for fiscal 2009. Accordingly, previously generated net operating losses of approximately $0.7 million that are due to expire at the end of fiscal 2009 are not expected to be utilized. Thus, a valuation allowance was recorded against these expiring net operating losses. We expect our effective tax rate to be approximately 37% for fiscal 2009.
Discontinued Operations
As a result of our decision to dispose of the IED, DSD and commercial microelectronic product lines, we have accounted for these operations as discontinued operations. We also ceased depreciation of the assets of discontinued operations upon committing to the disposal plans. All prior periods have been reclassified to conform to the current period presentation.
Loss from discontinued operations consists of direct revenues and direct expenses of the commercial microelectronic, IED and DSD product lines. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results included in discontinued operations in the accompanying unaudited consolidated statements of operations is as follows:

	Three Months Ended
	July 4,	June 28,
	2009	2008
Net sales	$2,847	$9,261
Cost of sales	2,322	8,249

Gross profit	525	1,012
Total operating expenses	617	5,477

Loss from operations, before income taxes	(92)	(4,465)
Benefit from income taxes	30	1,523

Loss from discontinued operations	(62)	(2,942)
Loss on sale of discontinued operations, net of tax	(64)	(785)

Net loss	$(126)	$(3,727)

The loss from discontinued operations for the three months ended July 4, 2009 was $(0.1) million compared to a loss of $(2.9) million for the three months ended June 28, 2008. Sales for discontinued operations decreased primarily due to the three months of fiscal 2009 reporting operations only from IED. In comparison, the three months of fiscal 2008 reported operations from IED, DSD and the commercial microelectronic product lines. Gross profit and operating expenses also decreased due to only IED operating in fiscal 2009 compared to IED, DSD and the commercial microelectronic product lines operating in fiscal 2008. The decrease in the loss on sale of discontinued operations, net of tax, to $(0.1) million in fiscal 2009 from $(0.8) million in fiscal 2008 was due to the loss in fiscal 2009 being less than the write-off of fixed assets and inventory in fiscal 2008.

Nine Months ended July 4, 2009 compared to the Nine Months ended June 28, 2008
Net Sales
Net sales were $47.0 million for the nine months ended July 4, 2009, an increase of $5.5 million, or 13%, from $41.5 million for the nine months ended June 28, 2008. The increase was due to the increase in sales of modules and circuit card assemblies with our AT components which more than offset the decrease in sales of AT components only products. While AT components only bookings have been strong in fiscal 2009, delivery is dependent upon customer requirements and can often extend over numerous quarters.
During the nine months ended July 4, 2009, Utexam Logistics Ltd accounted for $7.2 million, or 15%, of total net sales. In addition, Arrow Electronics, Inc. accounted for $4.7 million, or 10%, and Raytheon Company accounted for $4.5 million, or 10%, of total net sales. During the nine months ended June 28, 2008, Arrow Electronics, Inc. and L3 Communications accounted for $5.7 million, or 14%, and $4.3 million, or 10%, respectively, of total net sales.
The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, military sales have historically been strongest during our fiscal fourth quarter.
Gross Profit
Gross profit was $18.7 million for the nine months ended July 4, 2009, an increase of $1.9 million, or 11%, from $16.9 million for the nine months ended June 28, 2008. The increase in gross profit was primarily the result of higher sales, as a more favorable product mix was offset by product yield costs related to our entrance into production volumes of circuit card assemblies. For the nine months ended July 4, 2009, gross margin as a percentage of net sales was 40%, compared to 41% for the nine months ended June 28, 2008.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $12.9 million for the nine months ended July 4, 2009, an increase of $2.3 million, or 21%, from $10.6 million for the nine months ended June 28, 2008. The increase was the result of an increase in general and administrative expenses of $2.5 million offset by a decrease in selling expenses of $0.2 million. General and administrative expenses increased primarily due to (i) $0.7 million of legal and outside service costs in connection with the shareholder agreement (see our Quarterly Report for the period ended April 4, 2009 of Form 10-Q for a discussion of such shareholder agreement), (ii) $0.5 million in board-related and outside advisor fees due to the completion of the Strategic Alternatives Committee work and the retirement of our founder and former Chairman Edward A. White, and (iii) $0.3 million for system, process, and organizational revisions as part of our structural upgrade of the business in support of higher volume manufacturing and higher salary expenses. Selling expenses decreased primarily due to a decrease in headcount and lower travel and advertising expenses, offset partially by higher sales commissions.
Selling, general and administrative expenses as a percentage of net sales was 27% for the nine months ended July 4, 2009, compared to 26% for the nine months ended June 28, 2008, primarily due to the costs incurred in connection with the shareholder agreement. We expect selling, general and administrative expenses to average 25% to 27% of net sales in the future at the current net sales level.
Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $3.1 million for the nine months ended July 4, 2009, an increase of $0.4 million, or 14%, from $2.7 million for the nine months ended June 28, 2008, primarily due to an increase in product development costs and headcount. We are committed to the research and development of new and existing products. We expect research and development expenses to average approximately 7% of net sales at the current net sales level.
Ongoing product development projects include new product designs for various types of memory products including DDR II, DDR III, FLASH and microprocessors and ball grid arrays using these semiconductors, continuing development of AT technology and integrated circuit card assembly design, advanced development for SSD, and advanced custom designs for use in defense markets.

Interest Income
Interest income consists of interest earned on our cash balances invested primarily in money market accounts. Interest income was $0.4 million for the nine months ended July 4, 2009, a decrease of $0.9 million, or 71%, from $1.3 million for the nine months ended June 28, 2008. The decrease is due to lower interest rates, offset slightly by a higher average invested balance.
Income Taxes
We recorded income tax expense of $1.1 million for the nine months ended July 4, 2009, compared to income tax expense of $1.2 million for the nine months ended June 28, 2008. The Company’s effective tax rate was 36% for the nine months ended July 4, 2009 and 26% for the nine months ended June 28, 2008. The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to the incremental impact of state income taxes and a valuation allowance recorded against expiring net operating loss carryforwards, offset by reductions for research and experimentation tax credits currently available for federal and state income tax purposes.
The increase in the effective rate for the first nine months of fiscal 2009 when compared to the same period in fiscal 2008 is primarily due to the valuation allowance recorded against net operating losses expiring in fiscal 2009. During the third quarter of fiscal 2009, we determined that, due to the reversal of temporary differences and our expected book income, we expect a taxable loss for fiscal 2009. Accordingly, previously generated net operating losses of approximately $0.7 million that are due to expire at the end of fiscal 2009 are not expected to be utilized. Thus, a valuation allowance was recorded against these expiring net operating losses. Additionally, the true-up of our tax reserves in the first quarter of fiscal 2008 was greater than the benefit recorded for the reinstatement of the research and development credit. The research and development credit expired on December 31, 2007, but was retroactively reinstated on October 3, 2008. The credit will now expire on December 31, 2009. In accordance with the provisions of SFAS 109, Accounting for Income Taxes, we recorded a benefit of $72,000 in the first quarter of fiscal 2009 for this reinstatement back to January 1, 2008.
Discontinued Operations
As a result of our decision to dispose of the IED, DSD and commercial microelectronic product lines, we have accounted for these operations as discontinued operations. We also ceased depreciation of the assets of discontinued operations upon committing to the disposal plans. All prior periods have been reclassified to conform to the current period presentation.
Loss from discontinued operations consists of direct revenues and direct expenses of the commercial microelectronic, IED and DSD product lines. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results included in discontinued operations in the accompanying unaudited consolidated statements of operations is as follows:

	Nine Months Ended
	July 4,	June 28,
	2009	2008

Net sales	$14,369	$32,183
Cost of sales	11,143	27,397

Gross profit	3,226	4,786

Total operating expenses	3,461	10,064

Loss from operations, before income taxes	(235)	(5,278)
Benefit from income taxes	165	1,362

Loss from discontinued operations	(70)	(3,916)
Loss on sale of discontinued operations, net of tax	(740)	(3,018)

Net loss	$(810)	$(6,934)

The loss from discontinued operations for the nine months ended July 4, 2009 was $(0.1) million compared to a loss of $(3.9) million for the nine months ended June 28, 2008. Sales for discontinued operations decreased primarily due to the loss of programs from two large tablet PC customers at DSD, decreased demand in our commercial microelectronic product line as customers were finding alternate suppliers in the first half of fiscal 2009 and the disposal of DSD and the commercial microelectronic product lines at the end of the second fiscal quarter of 2009. This was partially offset by increased sales at IED due to last time buy orders. Gross profit decreased due to lower sales, partially offset by lower operating costs. Operating expenses decreased due to the reductions in labor force, other cost saving measures implemented and the disposal of DSD and the commercial microelectronic product lines at the end of the second fiscal quarter of 2009. The decrease in the loss on sale of discontinued operations, net of tax, was due to the loss in fiscal 2009 being less than the write-off of the customer relationships and existing technology intangibles, fixed assets and inventory in fiscal 2008.
Liquidity and Capital Resources
Cash and cash equivalents as of July 4, 2009 totaled $58.8 million and are primarily invested in money market accounts. During the nine months ended July 4, 2009, $0.6 million was used in operating activities, compared to cash provided by operating activities of $2.3 million in the prior year period. This is primarily the result of the increase in accounts receivable and inventory and decrease in accrued expenses and deferred revenue, offset by the increase in accounts payable. Depreciation totaled $2.0 million in the first nine months of fiscal 2009, compared to $1.8 million in the prior year period. We expect depreciation to remain consistent over the next few quarters.
Purchases of property, plant and equipment during the nine months ended July 4, 2009 totaled $2.3 million, with $0.3 million remaining in accounts payable at quarter-end.
Accounts receivable increased $2.1 million from the end of fiscal year 2008, primarily due to the timing of invoices and receipts as a higher percentage of sales were in the last month of the quarter. Days sales outstanding at July 4, 2009 was 73 days, compared to 68 days at September 27, 2008. Our days sales outstanding typically approximates 68 days.
Inventories increased $2.2 million from the end of fiscal 2008. Inventory of $17.6 million as of July 4, 2009 represented 170 days of inventory on hand, compared to the 168 days on hand at September 27, 2008. This increase is primarily in preparation for our increased production in the coming quarters. The levels of inventory fluctuate based on changes in expected production requirements, the fulfillment of orders and availability of raw materials. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to buy larger amounts of inventory and to hold it for longer periods of time. This trend may increase our days of inventory on hand. We expect to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our cash balances and operating cash flows.

Prepaid expenses and other current assets increased $0.3 million from the end of fiscal 2008. This increase was primarily due to the timing of prepayments and amortization expense.
Accounts payable increased $1.3 million from the end of fiscal 2008, primarily due to the timing of cash disbursements and receipts of goods and services, primarily inventory.
Deferred revenue at July 4, 2009 was $2.7 million, a decrease of $1.3 million from $4.0 million at the end of fiscal 2008 and included approximately $2.4 million of advance payments for inventory from customers at July 4, 2009. The decrease was primarily due to the shipment of inventory, for which we had received advanced payment, to customers.
Accrued salaries and benefits totaled $1.6 million at July 4, 2009, an increase of $0.1 million, when compared to the end of fiscal 2008.
On April 8, 2008, we announced our third stock repurchase program to acquire up to an additional 10%, or approximately 2.2 million shares, of our then outstanding common stock. The timing and amount of any repurchases under the program will depend on market conditions and corporate and regulatory considerations. No repurchases were made during the three or nine months ended July 4, 2009. The Board of Directors suspended the program during the strategic alternatives review and believes that, at this time, our cash should be used to enhance the technological capabilities of the Company. The duration of the program is twenty-four months and any purchases will be funded from our cash balances and operating cash flows.
On March 31, 2009, we entered into a Third Modification Agreement to its $30.0 million revolving line of credit agreement with JPMorgan Chase Bank, N.A. (“Revolving Line of Credit Agreement”). The amendment reduced the line from $30.0 million to $10.0 million and made certain other adjustments to the interest rates charged in connection with borrowings under the line of credit, the commitment fee charged on the unused portion of the line and certain financial covenants and certain restricted payments. The borrowings, if any, under the revolving line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 2.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” A commitment fee of 0.5% is charged on the unused portion of the line. The revolving line of credit expires on March 31, 2011. We are in compliance with all debt covenant requirements contained in our Revolving Line of Credit Agreement. As of July 4, 2009, there were no borrowings against the revolving line of credit, and we have not borrowed against any credit facility since July 2003.
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

We may, in the future, be subject to interest rate risk as a result of our Revolving Line of Credit Agreement. In this regard, we may be specifically subject to changes in the “prime rate” based on Federal Reserve actions and fluctuations in the LIBOR. As of July 4, 2009, we had no borrowings on our revolving line of credit with JPMorgan Chase Bank, N.A. In the event we borrow against our revolving line of credit, the interest charged on these borrowings would be at the lower of the bank’s “prime rate” or the LIBOR plus 2.5%. During the three months ended July 4, 2009, the bank’s “prime rate” averaged 3.25% and was 3.25% as of July 4, 2009. From September 27, 2008 to July 4, 2009, the bank’s “prime rate” decreased 1.75%. As of July 4, 2009, the LIBOR was 1.68%. In the event we begin borrowing against our revolving line of credit, quarterly interest expense (at 3.25%) would be $8,125 for every $1.0 million borrowed. A hypothetical interest rate increase of 1% would increase interest expense by $2,500 per $1.0 million borrowed on a quarterly basis. We believe that moderate interest rate increases would not have a material adverse impact on our unaudited consolidated results of operations or financial position.
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
We have evaluated, under the supervision and with the participation of management, including our CFO and Executive Vice President, Sales and Marketing, the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our management, including our CFO and Executive Vice President, Sales and Marketing, concluded that as of July 4, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management, including our CFO and Executive Vice President, Sales and Marketing, has also concluded that our disclosure controls are designed to ensure such information is accumulated and communicated to our management, including our CFO and Executive Vice President, Sales and Marketing, as appropriate, to allow timely decisions regarding required disclosure. Furthermore, our disclosure controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with GAAP in the United States.
Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting that occurred during the third quarter ended July 4, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are subject to claims and litigation incident to our business. There are currently no such pending proceedings to which we are a party that we believe will have a material adverse effect on our unaudited consolidated results of operations, liquidity, or financial condition.

ITEM 1A. RISK FACTORS
We refer you to “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ending September 27, 2008, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the sub-section entitled “Note Regarding Forward-Looking Statements and Associated Risks” in MD&A of this quarterly report on Form 10-Q. MD&A and the unaudited consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Below we set forth material updates to the risk factors contained in “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K:
Our goodwill has been impaired and may become impaired in the future.
We have goodwill resulting from our acquisitions. At least annually, we evaluate the goodwill for impairment based on the fair value of the related reporting units. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company. These changes in the past have and in the future may result in an impairment that would require a material non-cash charge to our results of operations. In particular, the recent swings in our stock price, while generally consistent with the overall market and our industry, have caused our market capitalization to fluctuate above and below our book value. While only one indicator, a market value below book value could imply that our goodwill may not be recoverable, thereby requiring an interim impairment test that may result in a non-cash write-down of this asset, which could have a material adverse impact on our consolidated financial statements.
We have a concentrated customer base and, as a result, our net sales could decline significantly if we lose a major customer.
A large portion of our net sales has been derived from sales to a small number of our customers. Our five largest customers accounted for 47% of our net sales during the first nine months of fiscal 2009 and 43% of our net sales in fiscal 2008. Our customers are not subject to any minimum purchase requirements and can discontinue the purchase of our products at any time. In the event one or more of our major customers reduces, delays or cancels orders with us, and we are not able to sell our services and products to new customers at comparable levels, if at all, our net sales could decline significantly, which could adversely affect our financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of the Shareholders was held on May 7, 2009.
a)	At the meeting, all of the then current directors were re-elected. The votes were as follows:

Name	Shares Voted	Votes For	Votes Withheld
Jack A. Henry	19,831,962	14,997,528	4,834,434
Brian R. Kahn	19,831,962	14,997,597	4,834,365
Melvin L. Keating	19,831,962	15,154,108	4,677,854
Paul D. Quadros	19,831,962	14,916,412	4,915,550
Thomas M. Reahard	19,831,962	14,834,717	4,997,245
Thomas J. Toy	19,831,962	14,746,701	5,085,261
Edward A. White	19,831,962	14,292,108	5,539,854

b)	Also at the meeting, Grant Thornton LLP was ratified as independent registered public accounting firm for the Company and its subsidiaries for the fiscal year ending September 30, 2009. The vote was as follows:

Shares Voted	Votes For	Votes Against	Votes Abstain	Broker Non-Votes
19,831,962	19,458,119	164,791	209,052	0
c)	Also at the meeting, the White Electronic Designs Corporation Amended and Restated Articles of Incorporation was approved. The vote was as follows:

				Broker Non-
Shares Voted	Votes For	Votes Against	Votes Abstain	Votes
19,831,962	19,322,576	412,161	97,225	0
Shareholder Agreement
On February 4, 2009, we entered into an agreement with Wynnefield Capital, Inc. and its affiliates, and Caiman Partners L.P. and its affiliates (“Shareholder Group”). Under the terms of the agreement, we have expanded our Board of Directors from five to seven members and appointed two new directors: Brian Kahn and Melvin L. Keating.
In accordance with the agreement, the Board of Directors sought and received shareholder approval at our 2009 Annual Meeting of Shareholders (“2009 Annual Meeting”) to amend our Articles of Incorporation to enable shareholders representing more than 50% of our outstanding shares to amend our Bylaws. In connection with this agreement, the Shareholder Group terminated its proxy solicitation, withdrew its proposed slate of director nominees and agreed to vote all of its shares in favor of all of the Board of Director’s director nominees at the 2009 Annual Meeting. The Shareholder Group also agreed to certain standstill provisions until the 2010 Annual Meeting of Shareholders. The Shareholder Group filed an amendment to its Schedule 13D terminating its status as a group on February 11, 2009. The agreement also permits each of the members of the Shareholder Group to acquire up to 9.9% of the then outstanding shares of our Common Stock. Lastly, the agreement provided that we reimburse the Shareholder Group for actual expenses incurred up to $250,000 in connection with the activities relating to the matters in the agreement. Combined with our costs for legal and other outside services in connection with this agreement, our second quarter of fiscal 2009 general and administrative expenses increased approximately $0.7 million.

ITEM 6. EXHIBITS

Exhibits

3.1	Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Appendix A on Definitive Proxy Statement filed on April 9, 2009).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation dated July 27, 2009 (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed July 31, 2009).

10.1	Severance Agreement dated June 16, 2009 by and between Edward A. White and White Electronic Designs Corporation (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed June 17, 2009).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1##	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2##	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

##	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION
/s/ Roger A. Derse
Roger A. Derse
Interim Office of the President, Vice President and Chief Financial Officer

Date: August 12, 2009

/s/ Dan Tarantine
Dan Tarantine
Interim Office of the President, Executive Vice President, Sales and Marketing

Date: August 12, 2009