Form 10-K
period 2009-09-30
WHITE ELECTRONIC DESIGNS CORP
filed 2009-12-11
CIK 13606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $63,117,000 as of April 3, 2009, based upon the sale price on the NASDAQ Global Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock on December 9, 2009 was 23,215,272.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement prepared in connection with the 2010 Annual Meeting of Shareholders are incorporated by reference into PART III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

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

We intend to qualify both our written and/or oral forward-looking statements made from time to time in connection with filings with the Securities and Exchange Commission (“SEC”) or in public news releases for protection under the safe harbors discussed above. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they are based largely on management’s expectations and because they are estimates, such statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Form 10-K, including those set forth in the “Notes to the Consolidated Financial Statements,” the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and under the subheading entitled “Risk Factors,” describe factors that could contribute to or cause actual results to differ materially from our expectations. Some factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, but are not limited to, the following:

•	the loss of one or more principal customers or delays or cancellations of orders due to the impact of adverse business conditions or price competition on one or more principle customers;

•	the inability to procure required components and raw materials;

•	any downturn in the defense, aerospace, semiconductor or other markets in which we operate, which could cause a decline in selling unit prices or volume;

•	reductions in military spending, shifts of funding allocations or changes in the acquisition requirements for military products;

•	the inability to develop, introduce and sell new products or the inability to develop new manufacturing technologies;

•	the failure of customers to accept our anti-tamper processing or the development of improved anti-tamper processing by competitors;

•	the ability to locate appropriate acquisition candidates, negotiate an appropriate purchase price, obtain the necessary financing, and integrate into our business the people, operations, and products from acquired businesses, or implement other strategic alternatives;

•	changes or restrictions in the practices, rules and regulations relating to sales in international markets; and/or

•	changes resulting from severe economic downturns that affect our customers, suppliers and lenders.

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

GENERAL

We are a defense electronics manufacturer and supplier that designs, develops and manufactures innovative electronic components and systems for inclusion in high technology products for the defense and aerospace markets. Our defense electronic solutions include advanced semiconductor and state of the art multi-chip packaged components, circuit card assemblies and electromechanical assemblies, as well as our proprietary process for incorporating anti-tamper protection to mission critical semiconductor components. Our customers, which include military prime contractors, and the contract manufacturers who work for them, in the United States, Europe and Asia, outsource many of their defense electronic components and systems to us as a result of the combination of our design, development and manufacturing expertise.

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

During fiscal 2008, we made a strategic decision to exit all commercial electronics markets and focus our operations in the defense electronics market where we have superior technical knowledge, specialized manufacturing capabilities and an ongoing commitment to research and development. As a result of this decision, during fiscal 2009, we disposed of our operations in our Interface Electronics Division (“IED”), commercial microelectronic product lines and Display Systems Division (“DSD”), which were structured from the EDI, Panelview and IDS acquisitions above. All three operations are being reported as discontinued operations.

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

BUSINESS SEGMENTS

Prior to our decision to dispose of IED, our commercial microelectronic product lines and DSD, we reported as two segments: microelectronic and display. We reevaluated our segment reporting as part of our strategic decision to exit all commercial electronic markets and concluded that we should move forward under one segment — Defense Electronics. During fiscal 2008, we reclassified the prior periods to conform to the presentation of one business segment.

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

We also believe that our anti-tamper security processing for mission critical semiconductor components in military applications provides a distinct advantage to our customers. Additionally, we have expanded our defense electronics capabilities to include military grade circuit card assemblies in support of Global Positioning System (“GPS”) capability for secure communication devices and guidance systems.

Our defense products involve three fundamental functional categories:

MARKET CATEGORY		SAMPLE PROGRAMS

•	Missiles & Ordnance	•	Advanced Medium Range Air-to-Air Missile (“AMRAAM”)
		•	Advanced Intercept Missile (“AIM”) AIM-9X
		•	Tactical Tomahawk (“TACTOM”)
		•	Precision Guided Kits (“PGK”)
		•	Extended Range Guidance Munitions (“ERGM”)
		•	Patriot Advanced Capability (“PAC”) PAC3
		•	Excalibur

•	Communication & Net-Centric	•	Joint Tactical Radio System (“JTRS”)
		•	Single Channel Ground and Airborne Radio System (“SINCGARS”)
		•	Combat Survivor Evader Locater (“CSEL”)

•	Aircraft	•	F-35 Joint Strike Fighter
		•	F-18 Hornet
		•	F/A-22 Raptor
		•	V22 Osprey
		•	Euro fighter 2000
		•	AH64 Apache

The following table describes key products that we sell in the defense electronics segment and some of their applications:

PRODUCT		SAMPLE APPLICATION

•	System in package	•	Counter-measure suite for the F-16 Fighting Falcon 16 Fighting Falcon

•	Microprocessor modules	•	Air-to-air missiles, such as the AIM-9X Sidewinder and AIM-120 AMRAAM
		•	Embedded computers used in the Apache Helicopter, Advanced Amphibious Assault Vehicle and the Abrams M1A2 Tank

•	Memory modules	•	Air-to-air missiles, such as the AIM-9X Sidewinder and AIM-120 AMRAAM
		•	Embedded computers used in the F-22 Raptor and Patriot PAC-3 Missile System
		•	Radar used in the F/A-18 Hornet
		•	Joint Strike Fighter, F-35
		•	Euro-fighter 2000

•	Mechanical components	•	Impulse counters, altitude counters, rounds counters, F-16 trim panel

•	Anti-tamper technology	•	Various military programs

Backlog

The backlog for defense electronics products (our continuing operations), represented by firm customer purchase orders, was $37.8 million at the end of fiscal year 2009 and $38.6 million at the end of fiscal year 2008. Approximately 87% of the fiscal year-end 2008 backlog was shipped during fiscal 2009, with the remaining backlog scheduled for shipment in fiscal 2010 and beyond. Our customers will on occasion request that we purchase material on their behalf in support of future program requirements. The value of this material is carried in backlog. In fiscal 2009, a customer’s program ended and the related material was returned. We recorded nominal revenue for the return and adjusted the backlog accordingly. Approximately 67% of the fiscal 2009 year-end backlog is planned for shipment during fiscal 2010, with the remaining backlog scheduled for shipment in fiscal 2011 and beyond. The backlog after fiscal 2010 is a result of customer scheduling requirements for our products and not constraints on our capacity.

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

SALES, MARKETING AND DISTRIBUTION

We use an integrated sales approach to closely manage relationships at multiple levels of the customer’s organization, including management, engineering and purchasing personnel. This approach involves a team consisting of a senior executive, a business development specialist, and members of our engineering department and sales staff. Our sales team consists of approximately 21 people, including 6 sales managers. Our use of experienced engineering personnel as part of the sales effort enables close technical collaboration with our customers during the design and qualification phase of new equipment. We believe that this is critical to the incorporation of our products into our customers’ equipment. Some of our executive officers are actively involved in key aspects of our relationships with our major customers and work closely with our customers’ senior management. We also use manufacturers’ representatives, independent sales representatives and distributors as needed.

The military sales cycle tends to be long in nature with a protracted design phase. Once a product is designed into a military system, it may be sole-sourced to a particular supplier. Due to the extensive qualification process and potential redesign required for using an alternative source, customers are reluctant to change the incumbent supplier. While we are generally not subject to seasonality factors, as we migrate towards a business base driven more by larger orders on major defense programs, we expect to experience more quarter-to-quarter fluctuations in bookings and revenues.

Our products are sold with a warranty which differs in terms and conditions depending on the product and customer. Our products may be subject to repair or replacement during the warranty period.

PRINCIPAL CUSTOMERS

Our customers consist mainly of military prime contractors and the contract manufacturers who work for them in the United States, Europe and Asia.

In fiscal 2009, Utexam Logistics (supplying BAE Systems PLC), Raytheon and L-3 Communications accounted for 12%, 10% and 10%, respectively, of total net sales. In fiscal 2008, L-3 Communications and Arrow Electronics accounted for 14% and 12%, respectively, of total net sales. In fiscal 2007, Arrow Electronics accounted for 11% of our total net sales.

Total foreign sales for fiscal 2009, 2008 and 2007 were approximately $19.5 million, $16.6 million and $18.2 million, respectively. Additional information concerning sales by geographic area can be found in Note 14 of the Notes to the Consolidated Financial Statements.

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

Some of our product development costs are recoverable under contractual arrangements; however, the majority of these costs are self-funded. Our research and development expenditures were approximately $4.4 million, $3.6 million and $3.4 million in fiscal 2009, 2008 and 2007, respectively. We believe that strategic investment in process technology and product development is essential for us to remain competitive in the markets we serve. We are committed to maintaining appropriate levels of expenditures for product development.

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

Environmental Matters

Our operations are regulated under a number of federal, state and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. We currently use limited quantities of hazardous materials common to our industry in connection with the production of our products. In addition, because of our use of such hazardous materials, we may be subject to potential financial exposure for costs associated with an investigation and remediation of sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. This is true even if we fully comply with applicable environmental laws. Our compliance with federal, state and local laws and regulations, which govern the discharge of materials into the environment, has not had a material adverse effect upon our capital expenditures, earnings or competitive position within our markets. There have been no claims asserted and management is unaware of any unasserted environmental claims.

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

RAW MATERIALS

The most significant raw materials that we purchase for our operations are memory devices in silicon wafer and die forms. We are dependent on a few select manufacturers for our memory and package raw materials. We are also dependent on certain suppliers for particular customers due to their product specifications. Despite the risks associated with purchasing from a limited number of sources, we have made the strategic decision to select limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. We buy the same types of material components typically used in the commercial commodity markets which we enhance through packaging, testing, and other processes. As a result, we have to monitor the supply and demand and proactively plan our purchases. We have long-standing strategic relationships with world class semiconductor suppliers. Because of these capabilities and relationships, we believe we can continue to meet our customers’ requirements. In cases where unanticipated customer demand or supply shortages occur, we attempt to arrange, through strategic relationships with our semiconductor suppliers, for alternative sources of supply, where available, or defer planned production to meet anticipated availability of critical components or materials. We do not have specific long-term contractual arrangements with our vendors, but we believe we have good relationships with them. For more information on certain risks related to our sources of raw materials, see the risk factor entitled “We depend on limited suppliers for certain critical raw materials” in Part I, Item 1A “Risk Factors.”

INTELLECTUAL PROPERTY

We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. The products we sell require a large amount of engineering design and manufacturing expertise. The majority of these technological capabilities, however, are not protected by patents and licenses. We rely on the expertise of our employees and our learned experiences in both the design and manufacture of our products. It is possible (and it has occurred in the past) that a competitor may also learn to design and produce products with similar performance capabilities as our products. An increase in the sophistication of our competitors’ products may result in increased competition and a reduction of sales for our products.

Our trade secret protection for our technology, including our process for incorporating anti-tamper protection into microelectronic products, is based in part on confidentiality agreements that we enter into with our employees, consultants and other third parties. However, these parties may breach these agreements, and since many agreements are made with companies much larger than us, we may not have adequate financial resources to adequately enforce our rights. Others may also come to know about or determine our trade secrets. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

No new patents related to our continuing operations were granted during fiscal 2009. We currently have two patent applications pending with the United States Patent and Trademark Office, which are currently under review.

EMPLOYEES

Within our continuing operations as of September 30, 2009, we had approximately 248 employees, including 21 in sales, 3 in marketing, 37 in research, development and engineering, 146 in manufacturing and quality assurance, and 41 in general and administrative. Approximately 29 of our active employees are employed pursuant to a three-year collective bargaining agreement covering workers at our Fort Wayne, Indiana facility that was ratified on November 16, 2007. The contract will expire on November 15, 2010. We believe we have a good working relationship with our employees.

FINANCIAL INFORMATION BY GEOGRAPHIC SEGMENT

See Note 14 of the Notes to the Consolidated Financial Statements for information relating to foreign sales by geographic region.

AVAILABLE INFORMATION

We make available, free of charge on or through our internet site www.whiteedc.com, the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

ITEM 1A	RISK FACTORS

We are subject to various risks associated with our decision to streamline our business and dispose of operations classified as discontinued operations.

During fiscal 2008, we made a strategic decision to streamline our business and focus our operations in the defense electronics market. Accordingly, our discontinued operations, consisting of IED, DSD and our commercial microelectronic product lines are classified as assets and liabilities held for sale. We now have one segment which is focused on defense electronics. As a result of this decision, our revenue and profitability are concentrated in one industry and originate from customers who are generally military prime contractors and the contract manufacturers who work for them. Downturns, adverse events and other circumstances that may affect this industry and which are largely beyond our control will now uniquely and materially affect us. For instance, if the amount of potential business in this industry materially shrinks due to less governmental military spending, this would have a more material adverse effect on our results of operations, liquidity and our potential growth than in prior years.

Current economic conditions may adversely affect our industry, business and results of operations.

The United States and global economy is currently undergoing a recession and a period of unprecedented volatility. It is unclear how prolonged this recession will be and how it will affect our industry in particular. Many believe that the general future economic environment may continue to be less favorable than that of recent years. If the challenging economic conditions in the United States and other key countries persist or worsen, our customers may delay or reduce spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies, increased price competition and prolonged tightening of the credit markets. Any of these events would likely harm our business, results of operations and financial condition, whether directly or indirectly.

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

For instance, government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress typically appropriates funds for a given program on a fiscal-year basis even though contract performance may take more than one year. As a result, at the beginning of a major program, a contract is typically only partially funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations available for future fiscal years. Additionally, a new executive branch administration took office in January 2009. A difference in philosophy and/or the worsening economic climate of the country could reduce or change appropriations.

The transition of the U.S. defense industry to purchase commercial off-the-shelf products and other trends within our industry could negatively affect us.

While we expect continued strength in bookings in fiscal 2010, no assurances can be given that this will occur. We believe that because of the unexpected length and cost of the wars in Iraq and Afganistan, and as part of a broad overhaul of U.S. priorities, funds for weapons and equipment have been reallocated away from high technology programs to areas that we do not supply, such as personnel and infrastructure in support of the wars’ operations. In addition, the United States defense industry is moving toward the purchase of commercial off-the-shelf products rather than those designed and manufactured to higher military specifications. To the extent that our products are replaced or materially offset by commercial off-the-shelf products, our operations would suffer. Even if military spending continues to increase, these shifts in military spending would negatively affect business, results of operations and financial condition.

The competitive bid process for government contracts may negatively affect us.

We have in the past and will likely in the future attempt to obtain U.S. government contracts and subcontracts through the process of competitive bidding. The competitive bid process typically requires us to estimate costs and the timing for completion of projects. If we do not accurately estimate the costs associated with a given project our profitability may be negatively affected or we could potentially even lose money. If we do not accurately estimate the timing required to complete a project, we may be penalized monetarily or our reputation may be impaired. In addition, the competitive bid process often requires substantial and focused allocation of resources, including management’s time, with no guarantee of success or award of the contract. Ultimately, our sales and profits connected to competitive bidding on U.S. government contracts and subcontracts are unpredictable and are subject to many factors that are beyond our control, as well as trends and events that are difficult to predict.

Our goodwill may become impaired in the future.

We have goodwill resulting from one of our acquisitions. At least annually, we evaluate the goodwill for impairment based on the fair value of the related reporting unit. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company. These changes have in the past, and may in the future, result in an impairment that would require a material non-cash charge to our results of operations.

We may make strategic acquisitions and cannot assure you that any future acquisitions will be successful.

We regularly look for strategic opportunities to grow and diversify our product offerings and strengthen our current product lines through acquisitions. There can be no assurance that we will identify appropriate acquisition candidates or successfully integrate products and operations with any such candidates that we may acquire. Any such acquisitions could involve the dilutive issuance of equity securities and/or the incurrence of debt. In addition, acquisitions may involve numerous additional risks, including, but not limited to, the following:

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

Even when an acquired company already has developed and marketed products, there can be no assurance that the products will continue to be successful, that product enhancements will be made in a timely fashion, that we will be able to incorporate such products into our sales pipeline and strategy, or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to the acquired company or its products.

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

Historically, a large portion of our net sales have been derived from sales to a small number of our customers and we expect this trend to continue for the foreseeable future. Our five largest customers accounted for 48% of our net sales in fiscal 2009 and 43% of our net sales in fiscal 2008. Our customers are not subject to any minimum purchase requirements and can discontinue the purchase of our products at any time. In the event one or more of our major customers reduces, delays or cancels orders with us, and we are not able to sell our services and products to new customers at comparable levels, our net sales could decline significantly, which could adversely affect our financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our results of operations.

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

Our net sales and future growth in our net sales depend in part on outsourcing pursuant to which we assume additional manufacturing and supply chain management responsibilities from military prime contractors. To the extent that these opportunities are not available, either because military prime contractors decide to perform these functions internally or because these contractors use other providers of these services, our results of operations may be adversely affected.

Our failure to comply with United States government laws, regulations and manufacturing facility certifications would reduce our ability to be awarded future military business.

We must comply with laws, regulations and certifications relating to the formation, administration and performance of federal government contracts as passed down to us by our customers in their purchase orders, which affects our military business and may impose added cost on our business. We are subject to government investigations (including private party “whistleblower” lawsuits) of our policies, procedures, and internal controls for compliance with procurement regulations and applicable laws. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including the termination of our contracts, the forfeiture of profits, the suspension of payments owed to us, fines, and our suspension or debarment from doing business with federal government agencies. In addition, we could expend substantial amounts defending against such charges and incur damages, fines and penalties if such charges are proven or result in negotiated settlements. Since military sales account for a significant portion of our business, any debarment or suspension of our ability to obtain military sales would greatly reduce our overall net sales and profits, and would likely affect our ability to continue as a going concern.

We may have an adverse resolution of litigation which may harm our operating results or financial condition.

At times, we are a party to lawsuits in the normal course of our business. In addition, we have been defendants in several shareholder class action lawsuits. Litigation can be unforeseeable, expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition.

We may fail to meet projected financial results because our net sales, gross profits and net income fluctuates from period to period, which may in turn adversely affect the market price of our common stock.

Our operating results have varied in the past and will likely continue to fluctuate. In connection with our business, a wide array of factors could cause our net sales, gross profits and net income to fluctuate in the future from period to period. In addition to other factors mentioned in this report, primary factors that might affect our results of operations in this regard include:

•	our inability to adjust expenses for any particular quarter in response to net sales shortfalls because a substantial component of our operating expenses are fixed costs;

•	the complexity of our manufacturing processes and the sensitivity of our production costs to declines in manufacturing yields, which make yield problems both possible and costly when they occur;

•	expenses associated with process and organizational revisions;

•	expenses associated with acquisitions; and

•	general economic conditions.

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

Due to the complexity of our technology, our customers perform, and require us to perform, extensive process and product evaluation and testing, which results in a lengthy sales cycle. Our sales cycles often last for several months, and may last for up to a year or more. Additionally, as we are a tier three supplier, our orders are dependent on funding and contract negotiations through multiple parties which can affect our receipt of orders due to matters outside of our control. Our business is moving towards a business base driven more by larger orders on major defense programs. As a result of these factors, our net sales and operating results may vary unpredictably from period to period. This fact makes it more difficult to forecast our quarterly results and can cause substantial variations in operating results from quarter to quarter that are unrelated to the long-term trends in our business. This lack of predictability in our results could adversely affect the market price of our common stock in particular periods.

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

Our operating results could be negatively impacted if the markets in which we sell our products do not grow.

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

We anticipate that our foreign sales will continue to account for a significant portion of our net sales. If the United States government places additional restrictions and/or prohibitions on exporting military technology using our products in countries where we have customers or vendors or we are unable to renew our ITAR and other export licenses, it could cause a significant reduction in our sales. Our foreign sales are subject to numerous risks, including, but not limited to, the following:

•	fluctuations in foreign currencies, which may adversely affect the prices of our products and the prices of raw materials used in our products;

•	trade disputes;

•	changes in regulatory requirements, license requirements, tariffs and other trade barriers;

•	the possibility of quotas, duties, taxes or other changes or restrictions upon the importation or exportation of our products implemented by the United States government or foreign governments;

•	the timing and availability of export or other licenses;

•	general political and economic conditions in the countries in which we sell our products;

•	language and other cultural differences which may inhibit our sales and marketing efforts;

•	costs of complying with a variety of foreign laws, including import or export licensing requirements;

•	difficulty of accounts receivable collections;

•	increased chances of our intellectual property being infringed as a result of the failure of foreign governments to enforce the protection of intellectual property rights; and

•	public health issues and/or natural disasters that could disrupt local economies.

We maintain all of our cash and cash equivalents, some of which are not insured, at two depository institutions.

We maintain all of our cash and cash equivalent accounts at two depository institutions. As of September 30, 2009, our aggregate balances in such accounts were $65.0 million. Of such amount, $500,000 was covered by

Federal Deposit Insurance Corporation (FDIC) insurance. The remaining amounts were not insured as of the end of fiscal 2009.

Although we believe that the risk of loss associated with our uninsured deposit accounts is low given the financial strength and reputation of our depository institutions, we could suffer losses with respect to the uninsured balances if the depository institutions failed and the institutions’ assets were insufficient to cover its deposits and/or the Federal government did not take actions to support deposits in excess of existing FDIC insured limits. Any such losses could have a material adverse effect on our liquidity, financial condition and results of operations.

If we are unable to retain employees with key technical expertise, our financial condition and future prospects could be materially harmed.

The products that we sell require a large amount of engineering design and manufacturing expertise. However, the majority of our technological capabilities are not protected by patents and licenses. We rely on the expertise of our employees and our learned experiences in both the design and manufacture of our products. If we were to lose one or more of our key employees, then we would likely lose some portion of our institutional knowledge and technical know-how, which could adversely affect our business.

If we are unable to protect our intellectual property or if we are found to have infringed third party intellectual property rights, our business could be adversely and materially affected.

We rely on trade secret protection for most of our proprietary technology, in part through confidentiality agreements with our employees, consultants and third parties. If any of these agreements are found to be unenforceable, we may be unable to adequately protect our technology. If any of these agreements are breached, especially by companies much larger than us, we may not have adequate financial resources to adequately enforce our rights. Also, others may come to know about or determine our trade secrets. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States. If any of the foregoing occurs, our business could be adversely and materially affected.

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

Our success depends, to a significant degree, upon the continued contributions of our senior management and other key personnel. The loss of the services of any of our senior management or other key personnel could adversely affect our business. We may not be able to retain these employees and searching for their replacements could divert the attention of other senior management and increase our operating expenses. We currently do not maintain any key person life insurance. To manage our operations effectively, we may need to hire and retain additional qualified employees in the areas of product design, engineering, operations management, manufacturing production, sales, accounting and finance. We may have difficulty recruiting these employees or integrating them into our business. Employee retention can also be challenging following acquisitions, with respect to current and integrated employees. Accordingly, in the event of a future acquisition or strategic transaction, we and our employees may face challenges and distractions that may adversely affect our financial condition and operating results.

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

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, make required capital investments, design, develop, manufacture, market and sell services and products that meet our customers’ changing needs, and successfully anticipate or respond to technological changes on a cost effective and timely basis. Our sales will be reduced, either through loss of business to our competitors or discontinuance of our products in the market, if any of the following occur:

•	we fail to complete and introduce new product designs in a timely manner;

•	we are unable to design and manufacture products according to the requirements of our customers;

•	our customers do not successfully introduce new systems or products incorporating our products;

•	our competitor(s) design and produce products with similar or superior performance capabilities;

•	market demand for our new products does not develop as anticipated;

•	we are unable to obtain raw materials in a timely manner or at favorable prices;

•	we are unable to maintain pricing to sustain or grow our gross margins; or

•	we fail to anticipate our customers’ changing needs and emerging technological trends.

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

Our manufacturing operations require raw materials that must meet exacting standards. Additionally, certain customers require us to buy from particular vendors due to their product specifications. The most significant raw materials that we purchase are memory devices in silicon wafer and die forms. Shortages of wafers and other raw materials may occur when there is a strong demand for memory integrated circuits and other related products and could materially affect our business. In addition, a major decline in a supplier’s financial condition could cause a production slowdown or stoppage, which could affect our ability to obtain raw materials. We rely heavily on our ability to maintain access to steady sources of these raw materials at favorable prices. We are highly dependent on one or two semiconductor manufacturers for memory devices, such as SRAM, DRAM, DDR II, flash, etc., and one package manufacturer of ceramic packages for military components. We do not have specific long-term contractual arrangements, but we believe we are on good terms with our suppliers. We cannot be certain that we will continue to have access to our current sources of supply at favorable prices, or at all, or that we will not encounter supply problems in the future. Any interruption in our supply of raw materials could reduce our sales in a given period, and possibly cause a loss of business to a competitor, if we could not reschedule the deliveries of our product to our customers. In addition, our gross profits could suffer if the prices for raw materials increase, especially with respect to sales associated with military contracts where prices are typically fixed.

Terrorism and the global responses to terrorism, the unsettled world political situations and perceived nuclear threats increase uncertainties with respect to many of our businesses and may adversely affect our business and results of operations.

Terrorism and the global responses to terrorism, unsettled world political situations and perceived nuclear threats, increase uncertainties with respect to U.S. and other business and financial markets. Several factors associated, directly or indirectly, with terrorism, the Iraq and Afganistan situations and perceived nuclear threats and responses may adversely affect us. We will predominately be uninsured for losses and interruptions caused by terrorist acts or acts of war.

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

We continue to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. Our management, including our President and Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Our stock price has been volatile.

The price of our common stock fluctuates. Like most publicly-held companies, the trading price of our common stock could be subject to wide fluctuations in response to:

•	future announcements concerning the Company, our competitors or our principal customers, such as quarterly operating results, adjustments to previously reported results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations, or litigation;

•	the liquidity within the market of our common stock;

•	sales of common stock by our officers, directors and other insiders;

•	investor perceptions concerning the prospects of our business;

•	market conditions and investor sentiment affecting market prices of equity securities of high technology companies in the defense electronics industry;

•	general economic, political and market conditions, such as recessions or international currency fluctuations;

•	market reaction to acquisitions, joint ventures or strategic investments announced by us or our competitors;

•	lawsuits filed against the Company; and

•	compliance with the Sarbanes-Oxley Act.

ITEM 1B	UNRESOLVED STAFF COMMENTS

To our knowledge, we have no written unresolved comments regarding our periodic or current reports from the staff of the SEC.

ITEM 2	PROPERTIES

The following table sets forth the locations and general characteristics of the physical properties that we own or lease in connection with the conduct of our business:

	Square
Location	Footage	Own/Lease	Segment

Phoenix, Arizona (Headquarters)	74,000	Lease	Defense Electronics
Fort Wayne, Indiana	75,000	Own	Defense Electronics
Columbus, Ohio	41,000	Own	*

*	The Columbus, Ohio business is included in discontinued operations. We expect to sell the building and land in December 2009 for $636,000.

In addition to the above properties, we own 10 acres of vacant land adjacent to the Fort Wayne, Indiana facility. Our headquarters lease covers approximately 74,000 square feet. The lease term will expire in July 2015 and is subject to two five-year renewal options.

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

Market Information

Our common stock is currently traded on the NASDAQ Global Market under the symbol “WEDC”. The following table sets forth the high and low sales prices for the common stock by quarter during the fiscal years ended September 30, 2009 and September 27, 2008.

	High	Low

Year Ended September 30, 2009
First quarter	5.05	3.00
Second quarter	4.50	3.58
Third quarter	5.05	4.02
Fourth quarter	4.84	3.94
Year Ended September 27, 2008
First quarter	5.45	4.46
Second quarter	5.00	3.99
Third quarter	5.39	4.26
Fourth quarter	5.25	4.27

As of December 1, 2009, our stock price was $4.38, and there were approximately 6,103 holders of record of our common stock. We have not paid cash dividends on our common stock and do not expect to do so in the foreseeable future. We intend to retain all earnings to provide funds for the operation and expansion of our business. In addition, our revolving line of credit agreement precludes the payment of cash dividends on our common stock.

Issuer Purchases of Equity Securities

On April 8, 2008, we announced our third repurchase program to acquire up to an additional 10%, or approximately 2.2 million shares, of our then outstanding common stock. No purchases were made under this program during the fourth quarter of fiscal 2009. The Board of Directors suspended the program during the strategic alternatives review and believes that, at this time, our cash should be used to enhance the technological capabilities of the Company.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be filed with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph below matches the cumulative 5-year total return of holders of White Electronic Designs Corporation’s common stock with the cumulative total returns of the NASDAQ Composite index and the S&P Aerospace & Defense index. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes (including reinvestment of dividends, if any) was $100 on September 30, 2004 and tracks it through September 30, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among White Electronic Designs Corporation, The NASDAQ Composite Index
And The S&P Aerospace & Defense Index

*	$100 invested on 9/30/04 in stock or index (including reinvestment of dividends, if any). Fiscal year ending September 30th.

	9/04	9/05	9/06	9/07	9/08	9/09
White Electronic Designs Corporation	100.00	104.29	101.64	106.75	102.25	94.48
NASDAQ Composite	100.00	113.78	121.50	143.37	109.15	112.55
S&P Aerospace & Defense	100.00	115.95	140.53	186.76	139.28	132.43

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6	SELECTED CONSOLIDATED FINANCIAL DATA

The following table contains selected consolidated financial data for the fiscal years 2005-2009 (in thousands, except per share data):

	2009	2008	2007	2006	2005

Statement of Operations Data:
Net sales	$62,559	$56,355	$52,073	$48,756	$48,452

Income from continuing operations(1)	$2,996	$2,483	$5,173	$5,524	$6,025
Income (loss) from discontinued operations(2)	(967)	(8,470)	(2,087)	489	$(9,561)

Net income (loss)	$2,029	$(5,987)	$3,086	$6,013	$(3,536)

Income from continuing operations per common share:
Basic	$0.13	$0.11	$0.22	$0.23	$0.25

Diluted	$0.13	$0.11	$0.21	$0.22	$0.24

Income (loss) from discontinued operations per common share:
Basic	$(0.04)	$(0.38)	$(0.09)	$0.02	$(0.39)

Diluted	$(0.04)	$(0.37)	$(0.09)	$0.02	$(0.39)

Net income (loss) per common share:
Basic	$0.09	$(0.27)	$0.13	$0.25	$(0.14)

Diluted	$0.09	$(0.26)	$0.13	$0.24	$(0.14)

Balance Sheet Data (at year end):
Total assets	$111,597	$111,658	$124,890	$130,508	$121,268

Long-term debt	$—	$—	$—	$—	$—

Shareholders’ equity	$101,890	$98,838	$106,372	$110,180	$104,220

This table should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements provided elsewhere herein.

(1)	In fiscal 2009, the Company recorded $0.7 million in expenses related to the proxy contest and shareholder agreement, as well as $0.5 million in board-related and outside advisor fees due to the completion of the Strategic Alternatives Committee work and the retirement of our founder and former Chairman Edward A. White. In fiscal 2008, the Company recorded $2.8 million in severance costs related to the departure of its Chief Executive Officer. Approximately $1.0 million of these costs were recorded in stock compensation expense for accelerated vesting and modifications of stock-based compensation. The remainder primarily related to cash payments in accordance with his severance agreement.

(2)	In fiscal 2008, the Company recorded $3.5 million for the estimated loss on sale of discontinued operations. This consisted of the write-off of existing technology and customer relationship intangibles as well as the write-down of certain property, plant and equipment and inventory to lower of cost or market. In fiscal 2007, the Company recorded a non-cash intangible asset impairment charge of $1.4 million related to customer relationships. In fiscal 2006, the Company recorded a non-cash goodwill impairment charge of approximately $0.4 million in connection with its review of goodwill for impairment. In fiscal 2005, the Company recorded a non-cash goodwill impairment charge of approximately $11.4 million in connection with its review of goodwill for impairment. The goodwill impairments had no corresponding income tax benefit.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a defense electronics manufacturer and supplier that designs, develops and manufactures innovative electronic components and systems for inclusion in high technology products for the defense and aerospace markets. Our defense electronics solutions include advanced semiconductor and state of the art multi-chip packaged components, integrated circuit card assemblies with anti-tamper (“AT”) components and electromechanical assemblies, as well as our proprietary process for incorporating AT protection into mission critical semiconductor components. Our customers, which include military prime contractors, and the contract manufacturers who work for them, in the United States, Europe and Asia, outsource many of their defense electronic components and systems to us as a result of the combination of our design, development and manufacturing expertise.

During fiscal 2008, we made a strategic decision to exit all commercial electronics markets and focus our operations in the defense electronics market where we have superior technical knowledge, specialized manufacturing capabilities and an ongoing commitment to research and development. As a result of this decision, during fiscal 2009, we disposed of our operations in our Interface Electronics Division (“IED”), commercial microelectronic product lines and Display Systems Division (“DSD”). All three operations are being reported as discontinued operations and the assets and liabilities of the discontinued operations are classified as assets and liabilities held for sale.

Prior to our decision to dispose of IED, our commercial microelectronic product lines and DSD, we reported as two segments: microelectronic and display. We reevaluated our segment reporting as part of our strategic decision to exit all commercial electronic markets and concluded that we should move forward under one segment — Defense Electronics. During fiscal 2008, we reclassified the prior periods to conform to the presentation of one business segment.

Executive Summary

Continuing Operations

Net sales for the fiscal year ended September 30, 2009 were approximately $62.6 million, compared to net sales of $56.4 million for fiscal 2008. Net sales increased $6.2 million, or 11%, from fiscal 2008 primarily due to higher sales of our modules, integrated circuit card assemblies with AT components, and electromechanical assemblies which more than offset decreases in sales of our AT component only and power PC products. While AT component only bookings increased over the prior year, customer requirements determine the timing of shipments.

A key indicator of our future sales is the amount of new orders received compared to current net sales, known as the book-to-bill ratio. During the year, we received new orders of approximately $64.4 million, which equates to a book-to-bill ratio of 1.03:1. Bookings increased $8.2 million, or 15%, over fiscal 2008 bookings of $56.2 million. This increase was negatively impacted by lower fourth quarter bookings due to delays in funding on several projects which remain high defense priorities. As we move to a business base driven more by larger orders on major defense programs, we expect to experience more quarter-to-quarter fluctuations in bookings and revenue. New AT orders, which include bookings for AT components as well as integrated circuit cards with AT components, were approximately $19.1 million for fiscal 2009 and we had sales of approximately $14.5 million. We currently expect to see continued growth for AT technology products over the next several years.

Our gross margins were approximately 39% for fiscal 2009 compared to approximately 41% for fiscal 2008. The decrease is primarily due to yield costs related to our entrance into production volumes of circuit card assemblies with AT components. Our gross margin historically has been a blend of margins derived from custom and standard microelectronic components and electromechanical assemblies. We have traditionally experienced a range of margins in the 40% to 43% range depending on the custom versus standard concentration. As we move vertical with the introduction of military grade circuit card assemblies, which are more price sensitive, we expect overall margins to center around 40%.

Income from continuing operations for fiscal 2009 was $3.0 million, or $0.13 per diluted share, compared to income of $2.5 million, or $0.11 per diluted share, for fiscal 2008. The $0.5 million increase was primarily due to the increase in gross profit of $1.7 million offset by a decrease in interest income of $1.1 million.

Organizationally, fiscal 2009 was a year of change. After the resignation of our previous Chief Executive Officer in August 2008, Edward A. White, the Company’s founder, was elected Chairman of the Board and the Board of Directors (“Board”) appointed Roger A. Derse, Vice President and Chief Financial Officer, and Dante V. Tarantine, Executive Vice President, Sales and Marketing, to perform the duties of the Office of the President. The Office of the President reported to a committee of the Board headed by Mr. White. The Board also formed a special committee to evaluate all possible strategic alternatives for the Company. In February 2009, we added two new members to our Board, Brian R. Kahn and Melvin L. Keating. In June 2009, we announced the completion of the strategic alternative exploration, the retirement of Mr. White and the election of Mr. Kahn as Chairman of the Board. In August 2009, we announced the appointment of Gerald R. Dinkel as President and Chief Executive Officer for the Company and also as a member of the Board. Additionally, Thomas M. Reahard retired from the Board in August 2009. Subsequent to year end, in November 2009, we announced the appointment of Kenneth J. Krieg to the Board.

On February 4, 2009, we entered into a Settlement Agreement with Wynnefield Capital, Inc. and its affiliates, and Caiman Partners L.P. and its affiliates (“Shareholder Group”). Under the terms of the Settlement Agreement, we expanded our Board from five to seven members and appointed Mr. Kahn and Mr. Keating as directors. In accordance with the Settlement Agreement, our Articles of Incorporation were amended at our 2009 Annual Meeting to enable shareholders representing more than 50% of our outstanding shares to amend our Bylaws. In connection with this Settlement Agreement, the Shareholder Group terminated its proxy solicitation, withdrew its proposed slate of director nominees and voted all of its shares in favor of all of the Board’s director nominees at the 2009 Annual Meeting. The Shareholder Group filed an amendment to its Schedule 13D terminating its status as a group on February 22, 2009. The Settlement Agreement also permitted each of the members of the Shareholder Group to acquire up to 9.9% of the then outstanding shares of our Common Stock. Lastly, the Settlement Agreement provided that we reimburse the Shareholder Group for actual expenses incurred up to $250,000 in connection with the activities relating to the matters in the agreement. Combined with our cost for legal and other outside services in connection with this Settlement Agreement, our general and administrative expenses increased approximately $0.7 million.

On August 12, 2009, we announced the termination of our Shareholder Rights Agreement, commonly referred to as a “poison pill.” This decision was a reflection of the Board’s commitment to continue to implement corporate governance decisions that benefit all shareholders. On August 13, 2009, we entered into Amendment No. 1 to the February 4, 2009 Settlement Agreement. Amendment No. 1 provided our Chaiman of the Board, Brian R. Kahn, through his affiliated entities, to purchase up to 19.99% of our issued and outstanding common stock in exchange for certain additional obligations set forth in the Amendment. On November 16, 2009, we entered into Amendment No. 2 to the February 4, 2009 Settlement Agreement. Pursuant to Amendment No. 2, Mr. Kahn, through his affiliated entities, may purchase up to 35% of the issued and outstanding shares of our common stock for additional obligations. Some of these obligations include until the later of (i) the end of Mr. Kahn’s service on the Board, or (ii) two business days following our 2010 annual meeting of shareholders, Mr. Kahn’s entities shall not participate in any group to (1) acquire substantially all of our assets without Board approval, (2) acquire shares in excess of 35% without approval from the Board, (3) sell shares of our common stock in a privately negotiated transaction not open to other shareholders at an above market price or (4) seek to take any action inconsistent with the items above without approval from the Board.

Discontinued Operations

On April 3, 2009, we completed the sale of DSD to the U.S. subsidiary of VIA optronics GmbH, a German company (“VIA”). We sold the operating assets of DSD, primarily consisting of inventory, equipment and intellectual property, for approximately $2.3 million. As of the date of sale, other non-operating net assets of approximately $0.9 million, consisting primarily of accounts receivable and residual liabilities, were retained to be settled in the normal course of business. Other non-operating liabilities of ($0.3) million remained as of September 30, 2009. These non-operating liabilities are included as part of continuing operations. During the second quarter of fiscal 2009, we also completed the disposition of our commercial microelectronic product lines. We recorded a loss on sale of discontinued operations of ($0.7) million, net of tax, on these two disposals during fiscal year 2009.

During the third quarter of fiscal 2009, we concluded that there was a change in the plan for the disposal of IED and that, rather than one disposal group, there were to be three disposal groups. We sold a group of assets of IED, primarily equipment and a patent, in the third quarter of fiscal 2009. The second group of IED, which consisted of the remaining equipment, was disposed of in the fourth quarter of fiscal 2009. Land and the building comprise the third disposal group of IED, which is expected to be sold in December 2009. All production and shipments by IED were completed in the third quarter of fiscal 2009. We recorded a total gain on sale of discontinued operations of $0.1 million, net of tax, on these disposals during fiscal year 2009.

Our discontinued operations generated $14.4 million in revenues in fiscal 2009 compared to $40.1 million in fiscal 2008. The decrease in revenue of $25.7 million, or 64%, was primarily due to the sale of DSD and completion of operations of our commercial microelectronics product lines in the second quarter of fiscal 2009 and the final sales for IED in the third quarter of fiscal 2009. Gross profit for discontinued operations for fiscal 2009 was $3.2 million, or 22%, compared to $5.4 million, or 14%, in fiscal 2008. Loss from discontinued operations, net of tax was ($0.3) million in fiscal 2009 compared to ($5.0) million in fiscal 2008. The decrease in the loss was due to the final disposition of DSD and the commercial microelectronics product lines in fiscal 2009, as well as the last time buys for IED resulting in a lower loss than the write-off of intangibles, inventory and fixed assets in fiscal 2008. Loss on sale of discontinued operations, net of tax was ($0.6) million, in fiscal 2009 compared to a loss of ($3.5) million in fiscal 2008.

Including the charges in connection with the disposal of the product lines discussed above, net income for the fiscal year ended September 30, 2009 was $2.0 million, or $0.09 per diluted share, compared to net loss of ($6.0) million, or ($0.26) per diluted share, for fiscal 2008.

Business Outlook

As part of our renewed focus on defense electronics, we have developed a plan that builds on our core competencies and expands beyond multichip components. The plan focuses on expanding revenue opportunities in three key areas: Aircraft, Missiles and Ordnance and Net Centric Operations. Programs that require secure communications, guidance of munitions to minimize collateral damage and enhance war fighter safety will be addressed by our GPS components with our AT protection and integrated circuit card assemblies with AT components. We additionally expect to expand our integrated circuit card assembly product offerings through increased use of radio frequency technology. Additionally, we believe that there are significant opportunities in solid state technology which replaces mechanical storage devices. In the overall defense market, we see participation in the broader GPS, cyber security and information assurance environments as logical potential extensions of our capability. Paths to participating in these markets include research and development, strategic partnerships and acquisitions.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data expressed as a percentage of net sales:

	Fiscal Year Ended
	September 30,	September 27,	September 29,
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of sales	60.7%	59.4%	57.1%

Gross profit	39.3%	40.6%	42.9%

Operating expenses:
Selling, general and administrative	26.2%	30.6%	27.0%
Research and development	7.0%	6.4%	6.5%

Total operating expenses	33.2%	37.0%	33.5%

Operating income	6.1%	3.6%	9.4%
Interest income	0.7%	2.8%	4.9%

Income from continuing operations, before income taxes	6.8%	6.4%	14.3%
Provision for income taxes	(1.9)%	(2.0)%	(4.4)%

Income from continuing operations	4.9%	4.4%	9.9%

Discontinued operations:
Loss from discontinued operations, net of tax	(0.5)%	(8.8)%	(4.0)%
Loss on sale of discontinued operations, net of tax	(1.0)%	(6.2)%	—

Loss from discontinued operations	(1.5)%	(15.0)%	(4.0)%

Net income (loss)	3.4%	(10.6)%	5.9%

Fiscal Year ended September 30, 2009 compared to Fiscal Year ended September 27, 2008

Net Sales

Net sales were $62.6 million for the year ended September 30, 2009, an increase of $6.2 million, or approximately 11%, from $56.4 million for the year ended September 27, 2008. The increase was due to higher sales of our modules, integrated circuit card assemblies with AT components and electromechanical assemblies, which more than offset decreases in AT component only and Power PC products. We expect net sales to increase in fiscal 2010 as compared to fiscal 2009.

Utexam Logistics (supplying BAE Systems PLC), Raytheon and L-3 Communications accounted for approximately $7.2 million, $6.0 million and $6.0 million, or 12%, 10% and 10%, respectively, of our fiscal 2009 total net sales. In fiscal 2008, L-3 Communications and Arrow Electronics accounted for $7.7 million and $6.6 million, or 14% and 12%, respectively, of total net sales.

The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, as we move to a business base driven more by larger orders on major defense programs, we expect to experience more quarter-to-quarter fluctuations in bookings and revenue.

Gross Profit

Gross profit was $24.6 million for the year ended September 30, 2009, an increase of $1.7 million, or 7%, from $22.9 million for the year ended September 27, 2008. Gross margin as a percentage of net sales was approximately 39% for the year ended September 30, 2009, compared to approximately 41% for the year ended September 27, 2008. The increase in gross profit resulted from higher sales partially offset by a decrease in gross margin percentage. The lower gross margin as a percentage of net sales was due to yield costs related to our entrance into production volumes of circuit card assemblies with AT components.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $16.4 million for the year ended September 30, 2009, a decrease of $0.9 million, or approximately 5%, from $17.3 million for the year ended September 27, 2008. This decrease resulted from a decrease in general and administrative expenses of $0.8 million over the comparable period. General and administrative expenses decreased mainly because of $2.8 million in severance-related costs in connection with the departure of our Chief Executive Officer in fiscal 2008. This was offset by (i) $0.7 million of legal and outside service costs in connection with the shareholder agreement, (ii) $0.5 million in board-related and outside advisor fees due to the completion of the Strategic Alternatives Committee work and the retirement of our founder and former Chairman of the Board, Edward A. White, and (iii) $0.7 million for system, process, and organizational revisions as part of our structural upgrade of the business in support of higher volume manufacturing and higher salary expenses incurred in 2009.

As a percentage of net sales, selling, general and administrative expenses were approximately 26% as compared with 31% for the prior year. The decrease was caused by the higher expenses in fiscal 2008. We expect selling, general and administrative expenses to average between 25% and 27% of net sales in the future at the current net sales level.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $4.4 million for the year ended September 30, 2009, an increase of $0.8 million, or 22%, as compared to $3.6 million for the year ended September 27, 2008. The increase was primarily attributable to higher payroll costs due to increased headcount in connection with our investment in advanced development for solid state drives (“SSD”). Research and development expenses as a percentage of net sales have been approximately 6% to 7% of net sales over the past three years. We are committed to the research and development of new and existing products and expect research and development expenses to increase as a percentage of net sales in the future at the current net sales level due to our continued investment in SSD.

Ongoing product development projects include new product designs for various types of memory products including DDR II, DDR III, FLASH and microprocessors, and ball grid arrays using these semiconductors; continuing development of AT technologies and integrated circuit card assembly design; advanced development for SSD; and advanced custom designs for use in defense markets.

Interest Income

Interest income consists of interest earned on our cash balances invested primarily in money market accounts. Interest income was approximately $0.4 million for the year ended September 30, 2009, a decrease of approximately $1.2 million, or approximately 72%, from approximately $1.6 million for the year ended September 27, 2008. This decrease was primarily attributable to decreased interest rates. Our cash balance increased approximately $11.6 million during fiscal 2009. We expect interest income to remain at these lower levels in fiscal 2010 due to macroeconomic conditions.

Income Taxes

Income tax expense consists of current and deferred federal and state income taxes. Income tax expense was $1.2 million for the year ended September 30, 2009, compared to $1.1 million for the year ended September 27, 2008. The effective tax rate was approximately 29% for the fiscal year ended September 30, 2009 and 31% for the fiscal year ended September 27, 2008. The Company’s effective tax rate differs from the federal statutory tax rate of

34% due to the impact of state taxes and is decreased by research and experimentation tax credits and a reduction in the tax reserve. See Note 7 to the Consolidated Financial Statements.

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

In fiscal 2008, L-3 Communications and Arrow Electronics accounted for $7.7 million and $6.6 million, or 14% and 12%, respectively, of our total net sales. In fiscal 2007, Arrow Electronics accounted for $5.9 million, or 11%, of total net sales. No other customer accounted for 10% or more of our net sales for these periods.

Gross Profit

Gross profit was $22.9 million for the year ended September 27, 2008, an increase of $0.5 million, or approximately 2%, from $22.4 million for the year ended September 29, 2007. Gross margin as a percentage of net sales was approximately 41% for the year ended September 27, 2008 compared to approximately 43% for the year ended September 29, 2007. The increase in gross profit resulted from higher sales volume partially offset by a decrease in gross margin. The lower gross margin as a percentage of net sales was due to lower margin product mix and higher costs associated with product yield, as well as startup costs associated with circuit card assembly introduction.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $17.3 million for the year ended September 27, 2008, an increase of $3.3 million, or approximately 24%, from $14.0 million, for the year ended September 29, 2007. This increase was due to a decrease in selling expenses of $0.2 million, offset by an increase in general and administrative expenses of $3.5 million over the comparable period. Selling expenses decreased primarily due to a decrease in commissions as the commission percentage decreased from fiscal 2007. General and administrative expenses increased mainly because of $2.8 million in severance-related costs in connection with the departure of our Chief Executive Officer and $0.6 million of payroll-related expenses.

As a percentage of net sales, selling, general and administrative expenses were approximately 31% for fiscal year 2008 as compared with 27% for fiscal year 2007. The increase was caused by higher expenses in fiscal 2008.

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

Interest Income

Interest income consists of interest earned on our cash balances invested primarily in money market accounts. Interest income was $1.6 million for the year ended September 27, 2008, a decrease of $0.9 million, or 36%, compared to $2.5 million for the year ended September 29, 2007. This decrease was attributable to decreased interest rates.

Income Taxes

Income tax expense consists of current and deferred federal and state income taxes. Income tax expense was $1.1 million for the year ended September 27, 2008, compared to $2.3 million for the year ended September 29, 2007. The effective tax rate was approximately 31% for both the year ended September 27, 2008 and September 29, 2007. The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to the impact of state taxes and is decreased by reductions for the manufacturers’ deduction, research and experimentation tax credits, and a reduction in the tax reserve.

Liquidity and Capital Resources

Cash on hand as of September 30, 2009 totaled approximately $64.2 million and was primarily invested in money market accounts. During fiscal year 2009, net cash provided by operating activities was approximately $4.7 million compared to $3.5 million in fiscal 2008. The year over year increase was primarily a result of the increase in income from continuing operations and accounts payable, offset by the decrease in accrued expenses and deferred revenue. Depreciation totaled approximately $2.8 million and $2.5 million for fiscal years 2009 and 2008, respectively. We expect depreciation in fiscal 2010 to be higher than fiscal 2009 due to our increased investment in capital equipment in fiscal 2009.

Accounts receivable in fiscal 2009 decreased approximately $0.4 million from fiscal 2008, primarily as a result of the timing of invoicing and receipts. Days sales outstanding at September 30, 2009 was 59 days, which was lower than the 68 days at September 27, 2008. Our days sales outstanding typically approximates 68 days.

Inventories increased approximately $0.3 million from fiscal year 2008. Inventory of approximately $15.6 million as of September 30, 2009 represents 150 days of inventory on hand, a decrease from 168 days on hand at September 27, 2008. The levels of inventory fluctuate based on changes in expected production requirements, the fulfillment of orders and availability of raw materials. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to purchase larger amounts of inventory per order and hold it for longer periods of time. This has the effect of increasing the number of days of inventory on hand. We expect to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our cash balances and operating cash flows.

Prepaid expenses and other current assets increased approximately $1.6 million from the end of fiscal 2008. This was primarily due to the prepayment of income taxes.

Accrued expenses and deferred revenue as of September 30, 2009 decreased approximately $2.4 million from the end of fiscal 2008. Accrued salaries and benefits were approximately $0.4 million higher at September 30, 2009 compared to the end of fiscal year 2008 due to an additional week of accrued payroll. Other accrued expenses were approximately $0.3 million higher, primarily due to an increase in accrued warranty related to DSD as the warranty liability was retained as part of the sale. Deferred revenue decreased approximately $3.1 million compared to the end of fiscal year 2008 due primarily to the shipment of bonded inventory back to a customer of approximately $2.6 million.

Purchases of property, plant and equipment during the year ended September 30, 2009 totaled approximately $4.3 million, with $0.1 million remaining in accounts payable at year-end.

We maintain a pension plan for eligible union employees at our Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. See Note 8 to the Consolidated Financial Statements for additional information. We expect to fund our pension obligation through returns on plan assets and our contributions to the plan over the next several years. Actual contributions will be dependent on the actual investment returns during that period. While the current market conditions could have an adverse effect on our plan investments, any additional required contribution is not expected to have a material effect on our consolidated financial statements and we expect to fund such contributions from our cash balances and operating cash flows. We contributed $0.5 million to the pension plan in fiscal year 2009. We believe that funding the plan over the next several years will not significantly impact our liquidity.

An additional $0.6 million of cash was received pursuant to common stock options exercised throughout fiscal year 2009.

We have repurchased, pursuant to two separate stock repurchase programs, a total of approximately 2.4 million shares, or 10%, of our then outstanding common stock. The number of shares repurchased under these programs in fiscal 2009, 2008 and 2007 was 0, 0.6 million and 1.5 million, for a total cost of $0, $3.2 million and $8.0 million, inclusive of commissions and fees, respectively. All repurchases were funded from our cash balances and operating cash flows.

On April 8, 2008, we announced our third repurchase program to acquire up to an additional 10%, or approximately, 2.2 million shares, of our then outstanding common stock. The timing and amount of any repurchases under the program will depend on market conditions and corporate and regulatory considerations. No repurchases were made during the fiscal year ended September 30, 2009. During the fiscal year ended September 27, 2008, we repurchased 13,179 shares under this program for a total cost of $0.1 million, inclusive of commissions and fees. The duration of the program is twenty-four months and any additional repurchases will be funded from our cash balances and operating cash flows. The Board of Directors suspended the program during the strategic alternatives review and believes that, at this time, our cash should be used to enhance the technological capabilities of the Company.

On March 31, 2009, we entered into a Third Modification Agreement to our revolving line of credit agreement with JPMorgan Chase Bank, N.A. (“Revolving Line of Credit Agreement”). The amendment reduced the line from $30.0 million to $10.0 million and made certain other adjustments to (i) the interest rates charged in connection with borrowings under the line of credit, (ii) the commitment fee charged on the unused portion of the line and (iii) certain financial covenants and restricted payments. The borrowings, if any, under the revolving line of credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 2.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” A commitment fee of 0.5% is charged on the unused portion of the line. The revolving line of credit expires on March 31, 2011. We are in compliance with all debt covenant requirements contained in the Revolving Line of Credit Agreement. As of September 30, 2009, there were no borrowings against the revolving line of credit, and we have not borrowed against any credit facility since April 2003.

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

Contractual Obligations

We have entered into certain long-term contractual obligations in our continuing operations that will require various payments over future periods as follows (in thousands):

	Payments Due by Period as of September 30, 2009
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Operating leases	$5,352	$879	$1,795	$1,882	$796
Pension funding(1)	314	314	—	—	—

Total Contractual Obligations	$5,666	$1,193	$1,795	$1,882	$796

(1)	We are committed to meeting the annual minimum funding requirements relating to our pension plan, which covers 29 active employees at our Fort Wayne, Indiana facility. We contributed $0.5 million to the pension plan in fiscal year 2009, due to the decline in market value of plan assets. We expect to contribute approximately $0.3 million to the plan during fiscal 2010. We may also make contributions to the pension plan in excess of the minimum funding requirements during any year. See Note 8 to the Consolidated Financial Statements for additional information regarding the pension fund.

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

Revenue Recognition

We sell defense electronics products primarily to military prime contractors. A portion of our products are also sold through distributors or resellers. We recognize revenue on product sales when persuasive evidence of an arrangement with the customer exists, title to the product has passed to the customer (usually occurs at time of shipment), the sales price is fixed or determinable, and collectability of the related billing is reasonably assured. Advance payments from customers are deferred and recognized when the related products are shipped. Revenue relating to products sold to distributors or resellers who either have return rights or where the Company has a history of accepting product returns are deferred and recognized when the distributor or reseller sells the product to the end customer. We also provide limited design services pursuant to related customer purchase orders and generally recognize the associated revenue as such services are performed. However, it may be deferred until certain elements are completed. We may from time to time enter into certain arrangements that contain multiple elements such as performing limited design services accompanied with follow-on manufacturing of related products. We allocate revenue to the elements based on relative fair value, and recognize revenue for each element when there is evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Arrangements with multiple elements that are not considered separate units of accounting require deferral of revenue until certain other elements have been delivered or the services have been performed. The amount of the revenue recognized is impacted by our judgment as to whether an arrangement includes multiple elements, and whether the elements are considered separate units of accounting, as well as management’s judgments regarding the fair values of the elements used to determine relative fair values.

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

Accounts Receivable and Allowance for Doubtful Accounts

We record trade accounts receivable at the invoiced amount and they do not bear interest. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make these estimates based on an analysis of accounts receivable using available information on our customers’ financial status and payment histories. Historically, bad debt losses have not differed materially from our estimates. Continuing operation write-offs against the allowance were $85,000 in fiscal 2009, $0 in fiscal 2008 and $1,000 in fiscal 2007.

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

Goodwill and Intangible Assets

Goodwill is tested for impairment on an annual basis (and more frequently in certain circumstances) and written down when impaired. Goodwill recorded was $1.8 million at both September 30, 2009 and September 27, 2008. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. We also regularly evaluate intangible assets for impairment and evaluate the continued appropriateness of estimated future lives assigned to these assets.

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

Product Warranties

Our products typically carry a warranty for a one year period. We record a liability for product warranty obligations in the period the related revenue is recorded based on historical warranty experience. Related costs are charged to the warranty accrual as incurred.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carry forwards. We regularly review our deferred tax assets for recoverability by assessing our forecasts of future taxable income and reviewing available tax planning strategies that could be implemented to realize our deferred tax assets and, if necessary, establish a valuation allowance.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. A recognition threshold and a measurement attribute are used for the financial statement recognition of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has established the Accounting Standards Codificationtm (“Codification” or “ASC”) as the single source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. We have implemented the Codification in this Annual Report by providing a plain English approach when describing any new or updated authoritative guidance.

In December 2008, the FASB issued additional disclosure requirements for plan assets of defined benefit pension or other postretirement plans. Required disclosures provide information on how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets and significant concentrations of risk within plan assets. These additional disclosures become effective for us in fiscal year 2010 beginning October 1, 2009. Their adoption does not change the accounting treatment for postretirement benefit plans.

In May 2009, the FASB issued general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. Issuers will be required to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events. Nonrecognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading. These new standards became effective for financial reporting periods ending after June 15, 2009. The adoption of them has had no material effect on our consolidated financial statements.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2009, we had no borrowings on our revolving line of credit with JPMorgan Chase Bank, N.A. In the event we borrow against our revolving line of credit, the interest charged on these borrowings would be at the lower of the bank’s “prime rate” or the LIBOR plus 2.5%. During fiscal 2009, the bank’s “prime rate” averaged 3.47% and was 3.25% as of September 30, 2009.

We are subject to changes in the “prime rate” based on Federal Reserve actions and fluctuations in the LIBOR. As of September 30, 2009, the LIBOR was approximately 1.27%. In the event we borrow against our revolving line of credit, annual interest expense (at 3.25%) would be approximately $32,500 for every $1.0 million borrowed. A hypothetical 1% increase in the interest rate would increase annual interest expense by approximately $10,000 per $1.0 million borrowed. We believe that moderate interest rate increases will not have a material adverse impact on our consolidated results of operations, liquidity or financial position.

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

Evaluation of Disclosure Controls and Procedures.  Attached as exhibits to this Form 10-K are certifications of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the evaluation process.

We have evaluated, under the supervision and with the participation of management, including our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon this evaluation, our management, including our CEO and CFO, concluded that as of September 30, 2009 our disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management, including our CEO and CFO, has also concluded that our disclosure controls are designed to ensure such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Furthermore, our disclosure controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.  Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the degree of compliance with internal control policies or procedures may deteriorate.

Our management, with the participation of our CEO and CFO, has undertaken an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the COSO framework, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009.

Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009, as stated in their report which appears in the “Report of Independent Registered Public Accounting Firm” elsewhere in this Form 10-K.

ITEM 9B	OTHER INFORMATION

Annual Salary Increases

On December 9, 2009, the Compensation Committee of our Board (the “Compensation Committee”) increased the annual base salary of two of our named executive officers by five percent. The new salaries are as follows:

Name	Title	New Salary

Roger A. Derse	Vice President, Chief Financial Officer, Secretary and Treasurer	$252,525
Dan Tarantine	Executive Vice President	$268,800

Cash Bonuses

In addition to the above increase, the Compensation Committee approved fiscal year 2009 discretionary cash bonus payments to two of our named executive officers in the following amounts:

Name	Title	Bonus

Roger A. Derse	Vice President, Chief Financial Officer, Secretary and Treasurer	$30,000
Dan Tarantine	Executive Vice President	$20,000

Bonuses were awarded in accordance with the policy established by the Board and the Compensation Committee. Base salaries and participation in cash bonus plans may be adjusted from time to time as determined by the Compensation Committee.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Unless otherwise set forth below, the information required by this Item 10 will be set forth in our proxy statement (which will be filed with the SEC no later than 120 days following our 2009 fiscal year-end or will be filed in an amendment to this Annual Report on Form 10-K) relating to our 2010 annual meeting of shareholders (the “2010 Proxy Statement”), and is incorporated herein by this reference.

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, executive officers, director of financial reporting and compliance, corporate controller and division controllers. A copy of the Code of Ethics and Business Conduct is posted on our internet web site at www.whiteedc.com. If we make any amendment to, or grant any waivers of, a provision of the Code of Ethics and Business Conduct that applies to our principal executive officers, principal financial officer, director of financial reporting and compliance, corporate controller or division controllers where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on our internet web site. In addition, any waiver of a provision of the Code of Ethics and Business Conduct applicable to any of our directors or executive officers will be disclosed on Form 8-K as required by the NASDAQ Marketplace Rules.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this Item 11 will be set forth in the 2010 Proxy Statement and is incorporated herein by this reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Unless set forth below, information required by this Item 12 is set forth in the 2010 Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table provides information as of September 30, 2009, with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options	Outstanding Options	(Excluding Securities
	and Restricted Stock	and Restricted Stock	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	1,461,501	$4.62	385,374
Equity compensation plans not approved by security holders(2)	450,711	$4.50	333,788

Total	1,912,212	$4.59	719,162

(1)	Equity compensation plans approved by security holders include the 1994 Flexible Stock Plan, as amended, the 2001 Director Stock Plan, the Amendment to the Company’s Stock Plan for Non-Employee Directors and the 2006 Director Restricted Stock Plan.

(2)	Equity Compensation Plans not approved by security holders include the following plans:

Shokrgozar Plan — During fiscal 2000, the Board approved an independent grant to Mr. Shokrgozar, our former Chief Executive Officer and Chairman of the Board, for a nonqualified stock option to purchase up to 125,000 shares of common stock at an exercise price of $2.75 per share, vesting over four years. At September 30, 2009, 125,000 shares from this independent option right were still under option.

2000 Broad Based Non-Qualified Stock Plan — During fiscal 2001, the Board approved the 2000 Broad Based Non-Qualified Stock Plan, which provides for the issuance of options to purchase shares of Common Stock at an exercise price equal to the fair market value at the date of grant. As of September 30, 2009, 333,788 shares were available for grant and 314,202 granted options were unexercised.

IDS Plan — The Company assumed the IDS Stock Option Plan and 169,000 warrants with the acquisition of IDS in January 2003. As of September 30, 2009, 11,509 granted options were unexercised and there were no shares available for grant. In addition, all warrants have been exercised.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be set forth in the 2010 Proxy Statement and is incorporated herein by this reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be set forth in the 2010 Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

INDEX TO FINANCIAL STATEMENT SCHEDULES

Financial Schedule	Page

Schedule II Valuation and Qualifying Accounts and Reserves	71

(a)(3) Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 on Form 8-K filed May 6, 1998).
2.2	Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A on Form S-4 filed June 11, 1998, Registration No. 333-56565).
2.3	Second Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B on Form S-4/A, filed September 2, 1998, Registration No. 333-56565).
2.4	Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp., and Interface Data Systems, Inc. (incorporated herein by reference to Exhibit 2.1 on Form 8-K filed January 24, 2003).
2.5	Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corp., Panelview, Inc., Panelview Partners L.P., Randal Barber, Gaylene Barber, Marshall R. Moran, John Cochran, Greyson N. Barber, and Morgan D. Barber (incorporated herein by reference to Exhibit 10.29 on Form 10-Q, filed February 13, 2001).
2.6	Agreement and Plan of Merger dated September 26, 2006, by and between Interface Data Systems, Inc. and White Electronic Designs Corporation (incorporated herein by reference to Exhibit 2.6 on Form 10-Q filed February 8, 2007).
3.1	Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Appendix A on Definitive Proxy Statement filed April 9, 2009).
3.2	Amended and Restated By-Laws of White Electronic Designs Corporation dated July 27, 2009 (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed July 31, 2009).

Exhibit
Number		Description

4.1		Shareholder Rights Agreement, dated December 6, 1996 (incorporated herein by reference to Exhibit 5(b) on Form 8-K, filed December 19, 1996).
4.2		Amendment No. 1 to Rights Agreement, dated as of December 6, 1996 (incorporated herein by reference to Exhibit 4.3 on Form S-4, filed June 11, 1998, Registration No. 333-56565).
4.3		Amendment No. 2 to Rights Agreement, effective December 5, 2006 (incorporated herein by reference to Exhibit 4.3 on Form 10-K, filed December 14, 2006).
10.1		Agreement to be Bound by Registration Rights Agreements, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.1 on Form S-4, filed Jun 11, 1998, Registration No. 333-56565).
10	.2**	Agreement to be Bound by Severance Agreements and Employment Agreement, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.2 on Form S-4, filed June 11, 1998, Registration No. 333-56565).
10	.3**	White Electronic Designs Corporation 1994 Flexible Stock Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed May 9, 2001, Registration No. 333-60544).
10	.4**	Amendment to the Bowmar Instrument Corporation 1994 Flexible Stock Plan, effective May 7, 2001 (incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Shareholders).
10.5		White Electronic Designs Corporation Rule 10b5-1 Stock Purchase Plan, dated June 21, 2006 (incorporated herein by reference to Exhibit 10.3 on Form 10-Q, filed August 10, 2006).
10.6		Credit Agreement by and among White Electronic Designs Corporation, certain lenders named therein and JPMorgan Chase Bank, N.A., dated April 3, 2007 (incorporated herein by reference to Exhibit 10.2 on Form 10-Q, filed May 10, 2007).
10.7		First Modification Agreement to Revolving Line of Credit Agreement with JPMorgan Chase Bank, N.A., dated February 12, 2008 (incorporated herein by reference to Exhibit 10.7 on Form 10-K, filed December 11, 2008).
10.8		Second Modification Agreement to Revolving Line of Credit Agreement with JPMorgan Chase Bank, N.A., dated August 5, 2008 (incorporated herein by reference to Exhibit 10.1 on Form 10-Q, filed August 7, 2008).
10.9		Third Modification Agreement to Revolving Line of Credit Agreement with JPMorgan Chase Bank, N.A., dated March 31, 2009 (incorporated herein by reference to Exhibit 10.1 on Form 8-K, filed April 7, 2009).
10	.10**	White Electronic Designs Corporation 2001 Director Stock Plan (incorporated herein by reference to Exhibit 99 on Form S-8, filed May 9, 2001, Registration No. 333-60536).
10	.11**	Amendment to Bowmar Instrument Corporation Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Appendix D to the Company’s definitive Proxy Statement in connection with the 2001 Annual Meeting of Shareholders).
10	.12**	White Electronic Designs Corporation Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 99 on Form S-8, filed May 9, 2001, Registration No. 333-60548).
10	.13**	White Electronic Designs Corporation 2000 Broad Based Employee Stock Option Plan (incorporated herein by reference to Exhibit 99 on Form S-8, filed May 9, 2001, Registration No. 333-60542).
10	.14**	Severance Agreement and Release of Claims, dated August 28, 2008, between White Electronic Designs Corporation and Hamid R. Shokrgozar (incorporated herein by reference to Exhibit 10.1 on Form 8-K, filed August 29, 2008).
10	.15**	Non-Qualified Stock Option Agreement between White Electronic Designs Corporation and Hamid Shokrgozar dated November 10, 1999 (incorporated herein by reference to Exhibit 10.42 on Form 10-K filed on December 23, 2002).

Exhibit
Number		Description

10.16		Industrial Real Estate Lease dated February 4, 1997 between Bowmar Instrument Corp., as tenant, and Allred Phoenix Properties, L.L.C., as landlord (incorporated herein by reference to Exhibit 10.5 on Form 10-K filed December 29, 2007).
10.17		First Amendment to certain Industrial Real Estate Lease dated February 4, 1997 between White Electronic Designs Corporation (as successor — in — interest of Bowmar Instrument Corp.) and Gus Enterprises — XII, L.L.C. (as successor — in — interest of Allred Phoenix Properties, L.L.C.) dated November 5, 2004 (incorporated herein by reference to Exhibit 10.21 on Form 10-K filed on December 16, 2004).
10	.18**	White Electronic Designs Corporation 2006 Director Restricted Stock Plan, effective March 24, 2006 (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement in connection with the 2006 Annual Meeting of Shareholders).
10	.19**	First Amendment to 2006 Director Restricted Stock Plan, effective August 24, 2006 (incorporated by reference to Exhibit 99.1 on Form 8-K, filed August 30, 2006).
10	.20**	Form of Restricted Stock Agreement to 2006 Director Restricted Stock Plan, effective August 24, 2006 (incorporated by reference to Exhibit 99.2 on Form 8-K, filed on August 30, 2006).
10	.21**	Change of Control Agreement between Dan V. Tarantine and White Electronic Designs Corporation, effective December 13, 2006 (incorporated herein by reference to Exhibit 10.26 on Form 10-K, filed December 14, 2006).
10	.22**	Change of Control Agreement between Roger A. Derse and White Electronic Designs Corporation, effective December 13, 2006 (incorporated herein by reference to Exhibit 10.27 on Form 10-K, filed December 14, 2006).
10	.23**	Form of Restricted Stock Units Award Agreement under the 1994 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.19 on Form 10-K, filed December 13, 2007).
10	.24**	Form of Performance Share Award Agreement under the 1994 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.20 on Form 10-K, filed December 13, 2007).
10	.25**	Employment Agreement dated January 21, 2009, between White Electronic Designs Corporation and Roger A. Derse (incorporated herein by reference to Exhibit 10.24 on Form 10-K/A filed January 26, 2009).
10	.26**	Employment Agreement dated January 21, 2009, between White Electronic Designs Corporation and Dan V. Tarantine (incorporated herein by reference to Exhibit 10.25 on Form 10-K/A filed January 26, 2009).
10	.27**	Employment Agreement dated August 12, 2009, by and between White Electronic Designs Corporation and Gerald R. Dinkel (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed August 13, 2009).
10.28		Shareholder Agreement dated February 4, 2009, by and among White Electronic Designs Corporation, Wynnefield Partners Small Cap Value, L.P. (and its affiliates), Caiman Partners, L.P. (and its affiliates), Kahn Capital Management LLC, Jack A. Henry, Paul D. Quadros, Thomas M. Reahard, Thomas J. Toy and Edward A. White (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed February 11, 2009).
10.29		Amendment No. 1 to Shareholder Agreement dated August 13, 2009, by and among White Electronic Designs Corporation, Wynnefield Partners Small Cap Value, L.P. (and its affiliates), Caiman Partners, L.P. (and its affiliates), Kahn Capital Management LLC, Jack A. Henry, Paul D. Quadros, Thomas R. Reahard, Thomas J. Toy and Edward A. White (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed August 14, 2009).
10.30		Amendment No. 2 to Shareholder Agreement dated November 16, 2009, by and among White Electronic Designs Corporation, Wynnefield Partners Small Cap Value, L.P. (and its affiliates), Caiman Partners, L.P. (and its affiliates), Kahn Capital Management LLC, Jack A. Henry, Paul D. Quadros, Thomas R. Reahard, Thomas J. Toy and Edward A. White (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed November 17, 2009).

Exhibit
Number		Description

10.31		Asset Purchase Agreement dated April 3, 2009, by and among White Electronic Designs Corporation, Panelview, Incorporated and VIA optronics GmbH and VIA optronics, LLC (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed April 8, 2009).
10.32		Severance Agreement dated June 16, 2009 by and between Edward A. White and White Electronic Designs Corporation (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed June 17, 2009).
21	.1*	Subsidiaries of White Electronic Designs Corporation.
23	.1*	Consent of Grant Thornton LLP.
31	.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1##	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2##	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management compensatory contract, plan or arrangement.

##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

/s/ Gerald R. Dinkel	/s/ Roger A. Derse
Gerald R. Dinkel President and Chief Executive Officer	Roger A. Derse Chief Financial Officer, Secretary and Treasurer

Date: December 11, 2009	Date: December 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

/s/ Brian R. Kahn	/s/ Kenneth J. Krieg
Brian R. Kahn Chairman of the Board of Directors	Kenneth J. Krieg Director

Date: December 11, 2009	Date: December 11, 2009

/s/ Jack A. Henry	/s/ Paul D. Quadros
Jack A. Henry Director	Paul D. Quadros Director

Date: December 11, 2009	Date: December 11, 2009

/s/ Melvin L. Keating	/s/ Thomas J. Toy
Melvin L. Keating Director	Thomas J. Toy Director

Date: December 11, 2009	Date: December 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
White Electronic Designs Corporation

We have audited the accompanying consolidated balance sheets of White Electronic Designs Corporation and subsidiaries (collectively, the “Company”) as of September 30, 2009 and September 27, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of White Electronic Designs Corporation and subsidiaries as of September 30, 2009 and September 27, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

In our opinion, White Electronic Designs Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/  GRANT THORNTON LLP
Phoenix, Arizona
December 11, 2009

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 27,
	2009	2008
	(In thousands, except
	share data)

ASSETS
Current Assets
Cash and cash equivalents	$64,170	$52,604
Accounts receivable, less allowance for doubtful accounts of $47 and $74	10,136	10,508
Inventories	15,642	15,359
Prepaid expenses and other current assets	3,607	2,027
Deferred income taxes	2,464	2,962
Assets held for sale	174	12,668

Total Current Assets	96,193	96,128
Property, plant and equipment, net	11,677	10,137
Deferred income taxes	1,100	1,900
Goodwill	1,764	1,764
Other assets	67	67
Assets held for sale	796	1,662

Total Assets	$111,597	$111,658

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,823	$2,038
Accrued salaries and benefits	1,874	1,490
Other accrued expenses	1,546	1,260
Deferred revenue	923	4,016
Liabilities related to assets held for sale	352	2,327

Total Current Liabilities	8,518	11,131
Accrued pension liability	434	640
Other liabilities	755	948
Liabilities related to assets held for sale	—	101

Total Liabilities	9,707	12,820

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 25,464,726 and 25,048,639 shares issued	2,546	2,504
Treasury stock, 2,464,371 and 2,464,371 shares, at par	(247)	(247)
Additional paid-in capital	83,686	82,608
Retained earnings	16,270	14,241
Accumulated other comprehensive loss	(365)	(268)

Total Shareholders’ Equity	101,890	98,838

Total Liabilities and Shareholders’ Equity	$111,597	$111,658

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	September 30,	September 27,	September 29,
	2009	2008	2007
	(In thousands, except share and per share data)

Net sales	$62,559	$56,355	$52,073
Cost of sales	37,993	33,458	29,708

Gross profit	24,566	22,897	22,365

Operating expenses:
Selling, general and administrative	16,385	17,250	14,034
Research and development	4,408	3,611	3,406

Total operating expenses	20,793	20,861	17,440

Operating income	3,773	2,036	4,925
Interest income	441	1,585	2,540

Income from continuing operations before income taxes	4,214	3,621	7,465
Provision for income taxes	(1,218)	(1,138)	(2,292)

Income from continuing operations	2,996	2,483	5,173

Discontinued operations (Note 13):
Loss from discontinued operations, net of tax	(344)	(4,955)	(2,087)
Loss on sale of discontinued operations, net of tax	(623)	(3,515)	—

Loss from discontinued operations	(967)	(8,470)	(2,087)

Net income (loss)	$2,029	$(5,987)	$3,086

Income from continuing operations per common share:
Basic	$0.13	$0.11	$0.22

Diluted	$0.13	$0.11	$0.21

Loss from discontinued operations per common share:
Basic	$(0.04)	$(0.38)	$(0.09)

Diluted	$(0.04)	$(0.37)	$(0.09)

Net income (loss) per common share:
Basic	$0.09	$(0.27)	$0.13

Diluted	$0.09	$(0.26)	$0.13

Weighted average number of common shares and equivalents:
Basic	22,875,371	22,509,796	23,574,852
Diluted	23,121,614	23,042,748	24,107,677

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
				Additional		Other	Total
	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands of dollars, except share data)

Balance, September 30, 2006	24,666,390	$2,467	$(29)	$90,637	$17,142	$(37)	$110,180
Net income	—	—	—	—	3,086	—	3,086

Comprehensive income							3,086

Stock options and warrants exercised	162,696	16	—	431	—	—	447
Restricted stock vested	12,500	1	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	397	—	—	397
Common stock repurchased through common stock purchase plan	—	—	(154)	(7,887)	—	—	(8,041)
Tax benefits related to exercise of stock options and warrants	—	—	—	210	—	—	210
Adjustment to initially adopt SFAS 158, net of tax	—	—	—	—	—	93	93

Balance, September 29, 2007	24,841,586	2,484	(183)	83,787	20,228	56	106,372
Net loss	—	—	—	—	(5,987)	—	(5,987)
Defined benefit pension plan:
Net loss, net of tax	—	—	—	—	—	(102)	(102)
Net prior service cost, net of tax	—	—	—	—	—	(222)	(222)

Comprehensive loss							(6,311)

Stock options exercised	82,053	7	—	285	—	—	292
Restricted stock vested	125,000	13	—	(13)	—	—	—
Stock-based compensation expense	—	—	—	1,682	—	—	1,682
Common stock repurchased through common stock purchase plan	—	—	(64)	(3,158)	—	—	(3,222)
Tax benefits related to exercise of stock options	—	—	—	25	—	—	25

Balance, September 27, 2008	25,048,639	2,504	(247)	82,608	14,241	(268)	98,838
Net income	—	—	—	—	2,029	—	2,029
Defined benefit pension plan:
Net loss, net of tax	—	—	—	—	—	(139)	(139)
Net prior service cost, net of tax	—	—	—	—	—	42	42

Comprehensive income							1,932

Stock options exercised	338,587	34	—	518	—	—	552
Restricted stock vested	77,500	8	—	(8)	—	—	—
Stock-based compensation expense	—	—	—	388	—	—	388
Tax benefits related to exercise of stock options	—	—	—	180	—	—	180

Balance, September 30, 2009	25,464,726	$2,546	$(247)	$83,686	$16,270	$(365)	$101,890

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 30,	September 27,	September 29,
	2009	2008	2007
		(In thousands)

OPERATING ACTIVITIES:
Income from continuing operations	$2,996	$2,483	$5,173
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	2,775	2,498	2,284
Deferred income tax	1,381	(330)	(229)
Loss on disposition of property, plant and equipment	7	99	26
Stock-based compensation expense related to employee stock awards	388	1,682	397
Tax benefit related to exercise of stock awards	180	25	210
Excess tax benefits from stock-based compensation	(222)	(16)	(56)
Pension costs	(386)	45	—
Net changes in balance sheet accounts:
Accounts receivable	372	(376)	(2,091)
Inventories	(283)	(341)	(3,971)
Prepaid expenses and other current assets	(1,580)	(1,380)	5,710
Accounts payable	1,639	437	(801)
Accrued expenses and deferred revenue	(2,423)	(1,146)	(2,251)
Other long-term liabilities	(193)	(142)	(127)

Net cash provided by operating activities	4,651	3,538	4,274

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(4,151)	(2,980)	(2,083)
Proceeds from disposition of property, plant, and equipment	5	10	—

Net cash used in investing activities	(4,146)	(2,970)	(2,083)

FINANCING ACTIVITIES:
Common stock issued for exercise of options, warrants and restricted stock	552	292	447
Repurchase of common stock	—	(3,222)	(8,041)
Excess tax benefits from stock-based compensation	222	16	56

Net cash provided by (used in) financing activities	774	(2,914)	(7,538)

Net change in cash and cash equivalents from continuing operations	1,279	(2,346)	(5,347)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	7,413	6,558	(3,345)
Net cash provided by (used in) investing activities	2,874	(260)	1,515

Net change in cash and cash equivalents from discontinued operations	10,287	6,298	(1,830)

Net change in cash and cash equivalents	11,566	3,952	(7,177)
Cash and cash equivalents at beginning of year	52,604	48,652	55,829

Cash and cash equivalents at end of year	$64,170	$52,604	$48,652

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$19	$3,081	$1,018
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property, plant and equipment in accounts payable	$146	$59	$131

The accompanying notes are an integral part of these consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

White Electronic Designs Corporation (the “Company”) designs, develops and manufactures innovative defense electronic components and systems for inclusion in high technology products for the defense and aerospace markets. The Company’s defense electronic solutions include advanced semiconductor and state of the art multi-chip packaged components, components which include our proprietary process for incorporating anti-tamper (“AT”) protection, integrated circuit card assemblies with AT components and electromechanical assemblies. The Company’s customers, which include military prime contractors and the contract manufacturers who work for them in the United States, Europe and Asia, outsource many of their components and systems to us as a result of the combination of our design, development and manufacturing expertise. The Company’s operations include one reportable segment — Defense Electronics.

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

Prior to fiscal year 2009, the Company’s fiscal year end was the Saturday nearest to September 30th. On March 5, 2009, the Board of Directors adopted and approved an amendment and restatement of the Company’s Bylaws that, among other things, fixed the fiscal year end to September 30th.

c.	Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as net sales and expenses reported for the periods presented. The most significant estimates relate to revenue recognition, inventory obsolescence, bad debts, long-lived assets, stock-based compensation, warranty, income taxes and the gain or loss on sale of discontinued operations. The Company regularly assesses these estimates and, while actual results may differ, management believes that the estimates are reasonable.

d.	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and money market funds purchased with an initial maturity of three months or less to be cash equivalents. Throughout the year, the Company maintained cash balances in excess of Federal Deposit Insurance Corporation (FDIC) insured limits. Approximately $64.5 million was not insured as of September 30, 2009.

e.	Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts to cover potential credit losses relating to its trade accounts receivable. The allowance is based on the Company’s historical collection experience as well as an analysis of specific past due accounts. Write-offs against the allowance were $85,000 in fiscal 2009, $0 in fiscal 2008 and $1,000 in fiscal 2007.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

f.	Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the average or standard cost methods, with standard costs approximating actual costs.

g.	Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is determined on a straight-line basis over the estimated useful lives ranging from 5 to 20 years for buildings and improvements and 3 to 5 years for machinery and equipment. Leasehold improvements are amortized over the lives of the leases or estimated useful lives of the assets, whichever is shorter. When assets are sold or otherwise retired, the cost and accumulated depreciation are removed from the books and the resulting gain or loss is included in operating results. The Company periodically evaluates the carrying value of its property, plant, and equipment based upon the estimated cash flows to be generated by the related assets. If impairment is indicated, a loss is recognized.

h.	Goodwill

Goodwill is not amortized. It is tested annually for impairment (and in interim periods if events or circumstances indicate that the related carrying amount may be impaired).

Goodwill is tested for impairment using a two-step process. The first step of the goodwill impairment test, which is used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Goodwill recorded was $1.8 million at September 30, 2009 and September 27, 2008. As of September 30, 2009, the Company completed the first step impairment test for its goodwill. The fair value exceeded the related carrying value and, therefore, impairment of the related goodwill was not indicated.

i.	Product Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. The Company establishes a reserve for warranty obligations based on its historical warranty experience.

j.	Revenue Recognition

The Company sells its defense electronic products primarily to military prime contractors. A portion of the Company’s products are also sold through distributors or resellers. The Company recognizes revenue on product sales when persuasive evidence of an arrangement with the customer exists, title to the product passes to the customer (usually occurs at the time of shipment), the sales price is fixed or determinable, and collectability of the related billing is reasonably assured. Advance payments from customers are deferred and recognized when the related products are shipped. Revenue relating to products sold to distributors or resellers who either have return rights or where the Company has a history of accepting product returns are deferred and recognized when the distributor or reseller sells the product to the end customer. The Company also provides limited design services pursuant to related customer purchase orders and recognizes the associated revenue generally as such services are performed; however, it may be deferred until certain elements are completed.

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

k.	Shipping Costs

Shipping costs include charges associated with delivery of goods from the Company’s facilities to its customers and are reflected in cost of goods sold. Shipping costs paid to the Company by our customers are classified as revenue.

l.	Research and Development

Research and development costs are expensed as incurred.

m.	Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carry forwards. The Company regularly evaluates the ability to realize its deferred tax assets by assessing its forecasts of future taxable income and reviewing available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this evaluation, it was determined that realization of the deferred tax assets is more likely than not.

n.	Fair Value of Financial Instruments

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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is as follows:

	Fiscal Year Ended
	September 30,	September 27,	September 29,
	2009	2008	2007

Income from continuing operations	$2,996,000	$2,483,000	$5,173,000
Loss from discontinued operations	(967,000)	(8,470,000)	(2,087,000)

Net income (loss)	$2,029,000	$(5,987,000)	$3,086,000

Weighted average common shares outstanding — basic shares	22,875,371	22,509,796	23,574,852
Dilutive effect of stock options and restricted stock(1)	246,243	532,952	532,825

Weighted average common and common share equivalents outstanding — diluted shares	23,121,614	23,042,748	24,107,677

Basic EPS
Income per share from continuing operations	$0.13	$0.11	$0.22

Loss per share from discontinued operations	$(0.04)	$(0.38)	$(0.09)

Net income (loss) per share	$0.09	$(0.27)	$0.13

Diluted EPS
Income per share from continuing operations	$0.13	$0.11	$0.21

Loss per share from discontinued operations	$(0.04)	$(0.37)	$(0.09)

Net income (loss) per share	$0.09	$(0.26)	$0.13

(1)	Shares excluded from the calculation of diluted earnings per share were 840,360, 933,264 and 807,389 for the fiscal years ended September 30, 2009, September 27, 2008 and September 29, 2007, respectively, as the exercise prices were greater than the average share prices for the periods.

p.	Stock-Based Compensation

Stock Options

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company elected the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been granted in prior periods. For the fiscal years ended September 30, 2009, September 27, 2008 and September 29, 2007, the Company recorded compensation expense of $388,000, $1,682,000 and $397,000, respectively. The compensation cost for share-based payment awards is included in selling, general and administrative expenses on our consolidated statements of operations.

Excess tax benefits (i.e. tax benefits resulting from share-based compensation deductions in excess of amounts reported for financial reporting purposes) are required to be reflected as financing cash inflows instead of operating cash inflows on our consolidated statements of cash flows. The Company reported cash flows from financing activities of $222,000, $16,000 and $56,000, respectively, for the fiscal years ended September 30, 2009, September 27, 2008 and September 29, 2007, respectively.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option activity for fiscal year 2009 follows (in thousands, except per share amounts):

		Options Outstanding
	Options		Weighted
	Available		Average
	for	Options	Exercise Price
	Grant	Outstanding	per Share

Balance at September 27, 2008	723	2,051	$4.84
Granted	(200)	200	$4.05
Other Grants(1)	(168)	—	$—
Exercised	—	(339)	$1.63
Canceled(2)	75	(80)	$6.40
Expired(3)	91	(102)	$6.97
Forfeited	38	(38)	$4.91
Other Forfeitures(1)	123	—	$—

Balance at September 30, 2009	682	1,692	$5.19

Weighted average fair value of all options granted during the period — $1.44

(1)	Certain restricted stock units and performance shares were granted under the 1994 Employee Stock Option Plan (“1994 Option Plan”) during the period. Of these grants, 130,000 shares were granted as restricted stock and 37,500 shares were granted as performance shares. In addition, 122,500 performance shares granted under the 1994 Option Plan were forfeited. This activity serves to increase/decrease the number of shares available for grant, but is not presented as stock option activity. Refer to the sections “Restricted Stock” and “Performance Shares” for more information.

(2)	5,000 of the 80,000 canceled shares were associated with an expired stock option plan and therefore were not added back to options available for grant.

(3)	11,000 of the 102,000 expired shares were associated with an expired stock option plan and therefore were not added back to options available for grant.

The total pretax intrinsic value of options exercised during fiscal years 2009, 2008 and 2007 was approximately $0.8 million, $0.1 million and $0.2 million, respectively.

The total fair value of all options that vested during fiscal years 2009, 2008 and 2007 was approximately $0.1 million, $0.4 million and $0.3 million, respectively.

As of September 30, 2009, total compensation cost related to nonvested stock options not yet recognized was approximately $0.3 million, which is expected to be recognized over the next four years.

We recognize compensation expense using the straight-line method for stock option awards that vest ratably over the vesting period. The rate of forfeitures is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ significantly from those estimates.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ending
	September 30,	September 27,	September 29,
	2009	2008	2007

Expected options term (years)	4.8	6.7	5.1
Risk free interest rate	2.7%	3.4%	4.3%
Volatility	36%	47%	52%
Dividend yield	0%	0%	0%

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

Restricted Stock

The following table summarizes restricted stock unit activity for the year ended September 30, 2009 (in thousands, except per share amounts):

	Number of	Weighted-
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value

Outstanding on September 27, 2008	100	$5.08
Granted	212	$3.70
Vested/Issued	(77)	$4.87
Forfeited	(15)	$4.66

Outstanding on September 30, 2009	220	$3.85

The total fair value of all restricted stock units that vested during fiscal years 2009, 2008 and 2007 were approximately $0.4 million, $0.4 million and $0.1 million, respectively.

As of September 30, 2009, there was $0.5 million pre-tax of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over the next three years.

Performance Shares

The following table summarizes performance share activity for the year ended September 30, 2009 (in thousands, except per share amounts):

		Weighted-
	Number of	Average
	Performance	Grant-Date
	Shares	Fair Value

Outstanding on September 27, 2008	85	$4.64
Granted	38	$3.80
Vested/Issued	—	$—
Forfeited	(123)	$4.38

Outstanding on September 30, 2009	—	$—

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2009, no compensation expense related to nonvested performance share awards remained unrecognized.

q.	Newly Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) has established the Accounting Standards Codificationtm (“Codification” or “ASC”) as the single source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the Codification in this Annual Report by providing a plain English approach when describing any new or updated authoritative guidance.

In December 2008, the FASB issued additional disclosure requirements for plan assets of defined benefit pension or other postretirement plans. Required disclosures provide information on how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets and significant concentrations of risk within plan assets. These additional disclosures become effective for the Company in fiscal year 2010 beginning October 1, 2009. Their adoption does not change the accounting treatment for postretirement benefit plans.

In May 2009, the FASB issued general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. Issuers will be required to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events. Nonrecognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading. These new standards became effective for financial reporting periods ending after June 15, 2009. The adoption of them has had no material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through December 11, 2009, the date the financial statements were available to be issued.

3.	INVENTORIES

Inventories consisted of the following (in thousands):

	September 30,	September 27,
	2009	2008

Raw materials	$9,719	$10,129
Work-in-process	4,444	4,380
Finished goods	1,479	850

Total inventories	$15,642	$15,359

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Raw materials included approximately $0.4 million and $3.1 million at year end 2009 and 2008, respectively, for which the Company has received advance payment from the customer. These advance payments are recorded as deferred revenue until the finished goods are delivered.

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following (in thousands):

	September 30,	September 27,
	2009	2008

Land	$247	$247
Buildings and improvements	1,006	828
Machinery and equipment	14,636	12,987
Furniture and fixtures	4,794	3,792
Leasehold improvements	7,337	6,735
Construction in progress	1,168	331

Total, at cost	29,188	24,920
Less accumulated depreciation	(17,511)	(14,783)

Property, plant and equipment, net	$11,677	$10,137

Construction in progress typically represents either assets received but not yet in service or leasehold improvements not yet completed. Depreciation expense was $2.8 million, $2.5 million and $2.3 million for fiscal years 2009, 2008 and 2007, respectively.

5.	OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following (in thousands):

	September 30,	September 27,
	2009	2008

Sales commissions	$431	$469
Warranty reserve	296	42
Other accruals	819	749

Total other accrued expenses	$1,546	$1,260

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

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity in the warranty reserve related to continuing operations for the fiscal years 2009, 2008 and 2007 (in thousands):

Warranty reserve at September 30, 2006	$48
Provision for warranty claims	18
Warranty claims charged against the reserve	(5)

Warranty reserve at September 29, 2007	61
Provision for warranty claims	30
Warranty claims charged against the reserve	(49)

Warranty reserve at September 27, 2008	42
Provision for warranty claims	17
Reclassification from discontinued to continuing operations (see Note 13)	309
Warranty claims charged against the reserve	(72)

Warranty reserve at September 30, 2009	$296

6.	LINE OF CREDIT

On March 31, 2009, the Company entered into a Third Modification Agreement to its revolving line of credit agreement with JPMorgan Chase Bank, N.A. (“Revolving Line of Credit Agreement”). The amendment reduced the line from $30.0 million to $10.0 million and made certain other adjustments to (i) the interest rates charged in connection with borrowings under the line of credit, (ii) the commitment fee charged on the unused portion of the line and (iii) certain financial covenants and restricted payments. The borrowings, if any, under the revolving line of credit bear interest at the lower of the London Interbank Offered Rate plus 2.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” A commitment fee of 0.5% is charged on the unused portion of the line. The revolving line of credit expires on March 31, 2011. The Company is in compliance with all debt covenant requirements contained in the Revolving Line of Credit Agreement. As of September 30, 2009, there were no borrowings against the revolving line of credit, and the Company has not borrowed against any credit facility since April 2003.

7.	INCOME TAXES

The provision for income taxes from continuing operations consists of the following (in thousands):

	2009	2008	2007

Current
Federal	$(140)	$1,296	$2,322
State	(55)	72	223

Total current	(195)	1,368	2,545

Deferred
Federal	1,364	59	(85)
State	49	(289)	(168)

Total deferred	1,413	(230)	(253)

Income tax provision from continuing operations	$1,218	$1,138	$2,292

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of total income tax expense (benefit), by classification, included in the accompanying consolidated statements of operations is as follows (in thousands):

	2009	2008	2007

Continuing operations	$1,218	$1,138	$2,292
Discontinued operations	(246)	(3,030)	(1,722)

Total income tax expense (benefit)	$972	$(1,892)	$570

A reconciliation of the income tax provision from continuing operations calculated at the U.S. federal statutory tax rate of 34% to the actual tax provision is as follows (in thousands):

	2009	2008	2007

Income tax provision at statutory rate	$1,433	$1,229	$2,540
State taxes, net of federal benefit	114	111	343
Federal and state credits	(273)	(204)	(340)
Extraterritorial income exclusion	—	—	(17)
NOL expiration	61	—	—
Manufacturers’ deduction	—	—	(114)
Reserve release	(168)	—	—
Adjustments related to prior year accruals	—	(114)	(172)
Other	51	116	52

Income tax provision	$1,218	$1,138	$2,292

The income tax effect of loss carry overs, tax credit carry overs and temporary differences between financial and tax reporting give rise to the deferred income tax assets and liabilities. Such deferred income tax assets and liabilities consisted of the following (in thousands):

	September 30,	September 27,
	2009	2008

Deferred tax assets:
Tax credits	$700	$452
Allowance for doubtful accounts	17	27
Inventories	1,263	903
Deferred revenue	338	1,486
Accrued expenses and other liabilities	1,084	1,072
Pension	161	132
Net operating loss carry forwards	400	596
Contribution carryforward	9	—
Property, plant, and equipment	—	399

Deferred tax assets	3,972	5,067

Deferred tax liabilities:
Property, plant, and equipment	(243)	(46)
Intangible assets	(6)	(6)
Other	(159)	(153)

Deferred tax liabilities	(408)	(205)

Net deferred tax assets	$3,564	$4,862

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2009, the Company had federal net operating loss carry forwards of approximately $0.9 million, which expire at various dates through 2018. There were federal and state tax credit carry forwards of approximately $0.1 and $0.8 million, respectively, as of September 30, 2009, which expire at various dates through 2025.

Ownership changes, as defined in Internal Revenue Code Section 382, have limited the amount of net operating loss carry forwards that can be utilized by the Company annually to offset future taxable income and liability.

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both.

The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based on the technical merits, it is “more-likely-than-not” that the tax position will be sustained upon examination.

As of September 30, 2009, the Company has unrecognized tax benefits of $331,000, $240,000 of which would favorably impact the Company’s effective tax rate if subsequently recognized. As of September 27, 2008, the Company had unrecognized tax benefits of $424,000, $331,000 of which would favorably impact the Company’s effective tax rate if subsequently recognized. The Company does not anticipate a significant change in the total amount of unrecognized tax benefits during the next twelve months.

The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2009, the Company has accrued $15,000 of interest related to uncertain tax positions. As of September 27, 2008, the Company had accrued $27,000 of interest related to uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in thousands):

	September 30,	September 27,
	2009	2008

Balance at beginning of year	$424	$506
Additions based on tax positions related to the current year	88	58
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(2)	—
Reductions for tax positions due to lapse of statutes of limitations or close of audit	(179)	(140)
Settlements	—	—

Balance at end of year	$331	$424

The Company and its subsidiaries are subject to the following significant taxing jurisdictions: U.S. federal, Arizona, Indiana, Ohio and Oregon. The statute of limitations for a particular tax year for examination by the Internal Revenue Service (“IRS”) is three years, and three to four years for the states of Arizona, Indiana, Ohio and Oregon. Accordingly, there are multiple years open to examination. In fiscal 2009, the IRS examined the Company’s tax returns for the years ended September 30, 2006 and September 27, 2007. In the fourth quarter of fiscal 2009, the Company received a no-change letter from the IRS. Accordingly, the reserves related to those tax years were released.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	BENEFIT PLANS

Defined Benefit Plan

The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility pursuant to a collective bargaining agreement. Benefits are based primarily on a benefits multiplier and years of service. The Company funds an amount equal to the minimum funding required plus additional amounts which may be approved by the Company from time to time. Contributions to the plan in fiscal years 2009 and 2008 were $0.5 million and $0.1 million, respectively. No contributions were made to the plan in fiscal year 2007.

The expected long-term rate of return on plan assets is updated annually taking into consideration the related asset allocation, historical returns on the types of assets held in the plan, and the current economic environment. Based on these factors, the Company expects its plan assets to earn a long-term rate of return of 7.00%. Actual year-by-year returns can deviate substantially from the long-term expected return assumption. However, over time it is expected that the amount of overperformance will equal the amount of underperformance. Changes in the mix of plan assets could impact the amount of recorded pension income or expense, the funded status of the plan and the need for future cash contributions. The discount rate used to calculate the expected present value of future benefit obligations as of September 30, 2009 was 5.67%. The Company periodically reviews the plan asset mix, benchmark discount rate, expected rate of return and other actuarial assumptions and adjusts them as deemed necessary.

The Company recognizes the funded status of its defined benefit postretirement plan as an asset or liability in its statement of financial position and recognizes changes in that funded status in comprehensive income in the year in which the changes occur. The funded status of a defined benefit pension plan is measured as the difference between plan assets at fair value and the plan’s projected benefit obligation.

Based on the projected benefit obligations of the Company’s defined benefit pension plan at September 30, 2009, the aggregate funded status of the Company’s defined benefit pension plan was $0.4 million underfunded.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows a reconciliation of changes in the plan’s benefit obligation and plan assets for the fiscal years ended September 30, 2009 and September 27, 2008, and a reconciliation of the funded status with amounts recognized in the Consolidated Balance Sheets as of September 30, 2009 and September 27, 2008 (in thousands).

	September 30,	September 27,
	2009	2008

Change in Benefit Obligation
Benefit obligation at beginning of year	$3,207	$3,298
Service cost	54	51
Interest cost	236	206
Amendments	—	114
Actuarial gain (loss)	648	(259)
Benefits paid	(238)	(203)

Benefit obligation at end of year	$3,907	$3,207

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,567	$3,027
Actual return on plan assets	595	(362)
Employer contributions prior to measurement date	549	105
Benefits paid	(238)	(203)

Fair value of plan assets at end of year	$3,473	$2,567

Funded Status	$(434)	$(640)

Amounts Recognized in the Consolidated Balance Sheets
Noncurrent liabilities	$(434)	$(640)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Net loss	$355	$126
Prior service cost	225	274

Total (before tax)	$580	$400

The accumulated benefit obligation for the defined benefit pension plan was $3.9 million at September 30, 2009 and $3.2 million at September 27, 2008.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit cost and other amounts recognized in other accumulated comprehensive loss are as follows (in thousands):

	Fiscal Year Ended
	2009	2008	2007

Net periodic benefit cost
Service cost	$64	$61	$81
Interest cost	236	206	189
Expected return on plan assets	(186)	(209)	(194)
Amortization of prior service cost	49	49	36

Net periodic benefit cost	$163	$107	$112

Additional Information
Increase (decrease) in minimum liability included in accumulated other comprehensive loss	$—	$126	$(58)

During the 2008/2009 plan year, the plan’s total unrecognized net loss increased by $0.2 million. The variance between the actual and expected return on plan assets during the 2008/2009 plan year decreased the total unrecognized net loss by $0.4 million. Because the total unrecognized net gain or loss is less than the greater of 10% of the projected benefit obligation or 10% of the plan assets, no amortization is necessary. As of November 22, 2008 the average expected future working lifetime of active plan participants was 8 years. Actual results for plan year 2009/2010 will depend on the 2009/2010 actuarial valuation of the plan.

The Company’s weighted-average assumptions used to determine net periodic benefit cost for the fiscal years ended September 30, 2009, September 27, 2008 and September 29, 2007 are as follows:

	September 30,	September 27,	September 29,
	2009	2008	2007

Discount Rate	7.31%	6.11%	5.89%
Expected return on plan assets	7.00%	7.00%	7.00%

The change in unrecognized net gain/loss is one measure of the degree to which important assumptions have coincided with actual experience. During the 2008/2009 plan year, the unrecognized net loss increased by 7.1% of the November 22, 2008 projected benefit obligation. The Company changes important assumptions whenever changing conditions warrant. The discount rate is typically changed at least annually and the expected long-term rate of return on plan assets will typically be revised every three to five years. Other material assumptions include the rates of employee termination and rates of participant mortality.

The discount rate was determined by projecting the plan’s expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. A 1% increase/decrease in the discount rate would have decreased/increased the net periodic benefit cost for 2008/2009 by $11,000 and decreased/increased the year-end projected benefit obligation by $345,000.

The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations described below. Each 1% increase/decrease in the expected rate of return assumption would have decreased/increased the net periodic benefit cost for 2008/2009 by $27,000.

The expected long-term rate of return on pension assets is selected by taking into account the expected duration of the Projected Benefit Obligation (“PBO”) for the plan, and the asset mix of the plan. The rate of return is the rate to be earned over the period until the benefits represented by the current PBO are paid. The expected return on plan assets is based on the Company’s expectation of historical long-term average rates of return on the different asset

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classes held in the pension fund. This is reflective of the current and projected asset mix of the funds and considers the historical returns earned on our asset allocation and the duration of the plan liabilities. Thus, the Company has taken a historical approach to the development of the expected return on asset assumption. The Company believes that fundamental changes in the markets cannot be predicted over the long-term. Rather, historical returns, realized across numerous economic cycles, should be representative of the market return expectations applicable to the funding of a long-term benefit obligation.

The Company’s pension plan asset allocations at September 30, 2009 and September 27, 2008 are as follows (in thousands):

	2009	2008

Cash and cash equivalents	$—	$103
Fixed income mutual funds	1,530	1,092
Equity mutual funds	1,943	1,365
Other	—	7

Total	$3,473	$2,567

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

As of September 30, 2009 and September 27, 2008, the Company’s pension plan assets did not hold any direct investment in the Company’s common stock.

The following estimated future benefit payments, including future benefit accrual, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Pension
Period	Benefits

2010	$240
2011	$245
2012	$267
2013	$263
2014	$289
2015-2019	$1,577

The Company expects to contribute approximately $0.3 million to the plan during fiscal 2010. Funding requirements for subsequent years are uncertain and will significantly depend on whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. While the current market conditions could have an adverse effect on our plan investments, any additional required contribution is not expected to have a material effect on our consolidated financial statements and we expect to fund such contributions from our cash balances and operating cash flows. For tax planning, financial planning, cash flow

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management or cost reduction purposes, the Company may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

401(k) Plan

The Company has an Incentive Savings 401(k) Plan covering its non-union employees who have completed six months of service. During fiscal 2009, the Company matched employee contributions equal to 50% of the first 6% of the participants’ wage base. During fiscal 2009, 2008 and 2007, the Company made contributions to the plan of approximately $309,000, $464,000 and $474,000, respectively.

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

The Company elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption.

A summary of the Company’s stock option activity and related information is as follows (in thousands, except for weighted average amounts):

	2009		2008		2007
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Beginning balance outstanding	2,051	$4.84	2,198	$4.86	2,235	$4.80
Granted	200	$4.05	210	$6.51	32	$5.64
Exercised	(339)	$1.63	(82)	$3.57	(43)	$2.17
Canceled	(80)	$6.40	—	$—	—	$—
Expired	(102)	$6.97	(209)	$7.13	(9)	$5.93
Forfeited	(38)	$4.91	(66)	$4.94	(17)	$5.07

Ending balance outstanding	1,692	$5.19	2,051	$4.84	2,198	$4.86

Options exercisable at year end	1,471	$5.35	1,952	$4.85	2,028	$4.85

Shares available for future grant	682		723		868
Weighted average fair value of all options granted during the year		$1.44		$1.06		$2.96

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2009 (in thousands, except years and per share amounts):

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-	Weighted-
		Average	Average			Average	Average
		Remaining	Exercise	Aggregate		Remaining	Exercise	Aggregate
Range of	Number	Contractual	Price per	Intrinsic	Number	Contractual	Price per	Intrinsic
Exercise Prices	Outstanding	Life (in Years)	Share	Value	Exercisable	Life (in Years)	Share	Value

$ 1.6001 - $ 3.2000	280	0.12	$2.75		280		$2.75
$ 3.2001 - $ 4.8000	665	4.71	$4.02		444		$3.96
$ 4.8001 - $ 6.4000	157	3.68	$5.85		157		$5.85
$ 6.4001 - $ 8.0000	483	3.49	$6.97		483		$6.97
$ 8.0001 - $ 9.6000	40	2.54	$8.66		40		$8.66
$ 9.6001 - $11.2000	65	0.85	$10.59		65		$10.59
$11.2001 - $12.8000	2	3.91	$12.19		2		$12.19

Total	1,692	3.30	$5.19	$932	1,471	2.36	$5.35	$820

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.62 on September 30, 2009, the last day of trading in the fiscal year, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date. The total number of in-the-money options exercisable as of September 30, 2009 was 656,019.

Restricted Stock

Effective March 24, 2006, the White Electronic Designs Corporation 2006 Director Restricted Stock Plan (the “2006 Plan”) was approved by the shareholders. Under the 2006 Plan, new directors are granted an initial grant of 15,000 shares. Under the 2006 Plan, non-employee directors receive an annual grant of 7,500 shares in connection with the Annual Meeting of Shareholders. All grants vest ratably over a three-year period. The Company values these shares at fair value. On February 9, 2009, the Company granted 15,000 shares each to our new directors Brian Kahn and Melvin Keating at $4.01 per share. In connection with the grants issued at the Annual Meeting of Shareholders, the 52,500 shares granted on May 7, 2009 were valued at $4.40 per share and the 37,500 shares granted each on March 6, 2008 and March 7, 2007 were valued at $4.00 and $6.76 per share, respectively, the closing prices of the stock on the respective dates of grant.

In addition, on December 12, 2007, the Company’s compensation committee (the “Compensation Committee”) determined and approved an equity incentive program for certain executive officers, namely Hamid Shokrgozar, former President, Chairman and Chief Executive Officer; Dan Tarantine, Executive Vice President, Sales and Marketing; and Roger Derse, Vice President, Chief Financial Officer, Secretary and Treasurer (the “Executive Officers”), consisting of two types of equity compensation, restricted stock units (“RSUs”) and performance shares (discussed separately under “Performance Shares” below) (the “Equity Incentive Program”).

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

In fiscal 2009, the Compensation Committee granted and approved 50,000 RSUs for each of Messrs. Derse and Tarantine. The RSUs will vest over a two-year period, with 50% of each RSU award vesting on the first-year anniversary of the date of grant and the remaining 50% of each RSU award vesting upon the end of the second-year anniversary of the date of grant. Upon a “Change In Control” of the Company (as such term is defined in each of

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their respective employment agreements), each RSU award will automatically and fully vest. In addition, given the similar positions of responsibility, on December 12, 2008, Mr. Tarantine was granted an additional 25,000 RSUs to match Mr. Derse’s earlier award, of which 50% immediately vested. The remaining 50% will vest on the first-year anniversary of the date of grant. The Company values these shares at fair value. The 100,000 shares granted on December 10, 2008 were valued at $3.27 per share and the 25,000 shares granted on December 12, 2008 were valued at $3.39 per share, the closing prices of the stock on the respective dates of grant.

On June 16, 2009, the Company accepted the resignation of its founder and former Chairman of the Board, Edward A. White. As part of his severance and release agreement, Mr. White’s 15,000 unvested RSUs previously granted immediately accelerated and became fully vested. These 15,000 shares were valued at $4.74 per share, the closing price of the stock on June 16, 2009, resulting in an incremental expense of approximately $51,000.

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

Under this Equity Incentive Program, in the event that no performance shares vested in fiscal 2008, the Executive Officers have the same opportunity to achieve the performance criteria in fiscal 2009; provided, however, if the Company achieved 90% of the Performance Share Target in fiscal 2008 and 50% of such performance share awards were vested, then the Company must achieve 100% of the Performance Share Target in fiscal 2009 to vest in the remaining 50% of each performance share award to each Executive Officer. Upon a “Change in Control” of the Company (as such term is defined in the 1994 Plan), each performance share award will automatically and fully vest regardless of the achievement of the Performance Share Target. The Company valued these shares at fair value. The 135,000 shares granted on December 12, 2007 were valued at $4.64 per share, the closing price of the stock on the date of grant.

The Company did not achieve 90% of the Performance Share Target in fiscal 2008. Pursuant to the severance agreement between the Company and Mr. Shokrgozar (discussed separately below under “Severance Agreement”) 50% of Mr. Shokrgozar’s performance shares were vested as of September 27, 2008. Additionally, in January 2009, the 35,000 performance shares granted to Mr. Derse and Mr. Tarantine on December 12, 2007 were cancelled due to significant changes in the business and senior management. A new performance share grant was approved on January 21, 2009 for fiscal year 2009 by the Compensation Committee. If the Company achieved the approved annual EBITDA amount in fiscal 2009, then Messrs. Derse and Tarantine would each receive 18,750 performance shares. If the Company achieved 90% of the approved annual EBITDA, then 12,500 shares would be awarded to each of Messrs. Derse and Tarantine. If the Company achieved 110% of the approved annual EBITDA, then 25,000 shares would be awarded to each. Upon a “Change in Control” of the Company (as such term is defined in each of their respective employment agreements) each performance share award would be automatically granted and fully vested regardless of the achievement of the EBITDA target. The 37,500 shares granted on January 21, 2009 were valued at $3.80 per share, the closing price of the stock on the date of grant. The Company did not achieve any of the performance targets set for fiscal years 2008 or 2009. All performance share awards were forfeited and none remained outstanding as of September 30, 2009.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Severance Agreement

On August 28, 2008, the Company accepted the resignation of Mr. Shokrgozar, from his positions as the Company’s Chairman of the Board, President and Chief Executive Officer and as a member of the Company’s Board of Directors. The Company also entered into a Severance Agreement and Release of Claims with Mr. Shokrgozar on August 28, 2008 (the “Severance Agreement”) that governed the terms of his departure and that provided, in exchange for a general release by Mr. Shokrgozar, for the following:

•	The Company paid Mr. Shokrgozar a lump-sum $1,600,000 severance payment, plus any accrued and unused vacation pay less required withholdings;

•	The Company shall pay for eighteen (18) months of the Company’s portion of Mr. Shokrgozar’s COBRA premium. Following such period, until December 13, 2010, the Company shall pay Mr. Shokrgozar an amount equal to the Company’s portion of Mr. Shokrgozar’s COBRA premium in order for Mr. Shokrgozar to secure health insurance of his choice; provided that such payments shall cease if, during the COBRA period or thereafter, Mr. Shokrgozar is then covered by reasonably equivalent or superior health insurance provided by any subsequent employer. In addition, the Company shall continue to provide Mr. Shokrgozar with up to $4,000 per year for unreimbursed medical expenses and with the auto allowance and the disability and life benefits he was receiving from the Company as of the termination date until December 13, 2010;

•	The Company reimbursed Mr. Shokrgozar for reasonable attorneys’ fees incurred in connection with the Severance Agreement, in the maximum amount of $50,000 and the Company will provide outplacement services for Mr. Shokrgozar for a period not to exceed 18 months in the maximum amount of $50,000;

•	The Company and Mr. Shokrgozar agreed to the following concerning outstanding grants of stock options, RSUs and performance shares:

•	The following vested stock options: (i) 125,000 shares granted on November 10, 1999; (ii) 125,000 shares granted on November 10, 1999; (iii) 150,000 shares granted on May 16, 2001 and (iv) 150,000 shares granted on December 15, 2004 will terminate, if not exercised, on their respective expiration dates (i.e., November 10, 2009, November 10, 2009, May 16, 2011, and December 15, 2014, respectively);

•	The vested stock options to acquire 150,000 shares granted on December 3, 1998 terminated, as they were not exercised on the 90th day following the termination date;

•	The vested stock options to acquire 150,000 shares granted on November 30, 2000 terminated on August 28, 2008;

•	The Company granted to Mr. Shokrgozar an option to acquire 150,000 shares of the Company’s Common Stock at an exercise price of $7.25 per share, an expiration date of November 30, 2010, and with such other terms as are contained in the Company’s standard form of option agreement;

•	The 50,000 shares of restricted stock granted to Mr. Shokrgozar pursuant to that certain Restricted Stock Units Award Agreement dated December 12, 2007 vested on September 5, 2008;

•	One-half (50,000 shares) of the performance shares granted to Mr. Shokrgozar pursuant to that certain Performance Share Award Agreement dated December 12, 2007 vested on September 5, 2008;

•	One-half (50,000 shares) of the performance shares granted to Mr. Shokrgozar pursuant to that certain Performance Share Award Agreement dated December 12, 2007 were forfeited as the Company’s EBITDA for the fiscal year ended in 2009 did not equal or exceed $9,960,000; and

•	Any other unvested right to receive Company stock terminated on August 28, 2008.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment under non-cancelable lease agreements, some of which include renewal options, of up to ten years. Total rent expense related to continuing operations was approximately $1.2 million for each of fiscal years 2009, 2008 and 2007. Future minimum annual fixed rentals required under non-cancelable operating leases having an original term of more than one year are approximately $0.9 million for each of the fiscal years 2010, 2011, 2012 and 2013; $1.0 million for 2014; and $0.8 million thereafter.

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

Our customers consist mainly of military prime contractors and contract manufacturers who work for them, in the United States, Europe and Asia. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. Our write-offs of bad debts were $85,000 in fiscal 2009, $0 in fiscal 2008, and $1,000 in fiscal 2007.

Utexam Logistics (supplying BAE Systems PLC), Raytheon and L-3 Communications accounted for approximately $7.2 million, $6.0 million and $6.0 million, or 12%, 10% and 10%, respectively, of our fiscal 2009 total net sales. In fiscal 2008, L-3 Communications and Arrow Electronics accounted for approximately $7.7 million and $6.6 million, or 14% and 12%, respectively, of total net sales. Arrow Electronics accounted for approximately $5.9 million, or 11%, of total net sales in fiscal 2007. Foreign sales for fiscal 2009, 2008 and 2007 were approximately $19.5 million, $16.6 million and $18.2 million, respectively. Additional information concerning sales by geographic area can be found in Note 14.

12.	SHAREHOLDERS’ RIGHTS PLAN

On December 6, 1996, the Board of Directors adopted a shareholders’ rights plan to protect shareholders against unsolicited attempts to acquire control of the Company. It was not intended to prevent a takeover of the Company on terms that are favorable and fair to all shareholders and would not interfere with mergers or other transactions approved by the Board of Directors. On November 30, 2006, the Board of Directors approved Amendment No. 2 to the rights plan. On August 11, 2009, an amendment, approved by the Board of Directors, terminated the rights plan.

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

On April 3, 2009, the Company completed the sale of DSD to the U.S. subsidiary of VIA optronics GmbH, a German company (“VIA”). The Company sold the operating assets of DSD, primarily consisting of inventory, equipment and intellectual property, for approximately $2.3 million. As of the date of sale, other non-operating net assets of approximately $0.9 million, consisting primarily of accounts receivable and residual liabilities, were retained to be settled in the normal course of business. Other non-operating liabilities of ($0.3) million remained as of September 30, 2009. These non-operating net assets (liabilities) are included as part of continuing operations. During the second quarter of fiscal 2009, the Company also completed the disposition of its commercial microelectronic product lines. The Company recorded a loss on sale of discontinued operations of ($0.7) million, net of tax, on these two disposals during fiscal year 2009.

During the third quarter of fiscal 2009, the Company concluded that there was a change in the plan for the disposal of IED and that, rather than one disposal group, there were to be three disposal groups. The Company sold a group of assets of IED, primarily equipment and a patent, in the third quarter of fiscal 2009. The second group of IED, which consisted of the remaining equipment, was disposed of in the fourth quarter of fiscal 2009. Land and the building comprise the third disposal group of IED, which is expected to be sold in fiscal 2010. All production and shipments by IED were completed in the third quarter of fiscal 2009. The Company recorded a total gain on sale of discontinued operations of $0.1 million, net of tax, on these disposals during fiscal year 2009.

The discontinued operations generated $14.4 million in revenues in fiscal 2009 compared to $40.1 million in fiscal 2008 and $52.2 million in fiscal 2007. Gross profit for discontinued operations for fiscal 2009 was $3.2 million, or 22%, compared to $5.4 million, or 14%, in fiscal 2008 and $8.6 million, or 16%, in fiscal 2007. Loss from discontinued operations, net of tax was ($0.3) million in fiscal 2009 compared to ($5.0) million in fiscal 2008 and ($2.1) million in fiscal 2007. The lower loss in fiscal 2009 was due to the final disposition of DSD and the commercial microelectronics product lines in fiscal 2009, as well as the last time buys for IED. Loss on sale of discontinued operations, net of tax was ($0.6) million, in fiscal 2009 compared to a loss of ($3.5) million in fiscal 2008 and $0 in fiscal 2007.

At September 30, 2009, the Company had entered into a contract to sell the land and building for $636,000. The closing is expected to occur in December 2009.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss from discontinued operations consists of direct revenues and direct expenses of the commercial microelectronic product lines, the IED and the DSD businesses. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results included in discontinued operations in the accompanying consolidated statements of operations is as follows:

	Year Ended
	September 30,	September 27,	September 29,
	2009	2008	2007

Net sales	$14,369	$40,062	$52,166
Cost of sales	11,143	34,620	43,612

Gross profit	3,226	5,442	8,554
Total operating expenses	3,461	11,384	12,363

Loss from operations before income taxes	(235)	(5,942)	(3,809)
Benefit from (provision for) income taxes	(109)	987	1,722

Loss from discontinued operations, net of tax	(344)	(4,955)	(2,087)
Loss on sale of discontinued operations, net of tax	(623)	(3,515)	—

Loss from discontinued operations	$(967)	$(8,470)	$(2,087)

A summary of the assets and liabilities related to the discontinued operations of the commercial microelectronic, IED and DSD product lines classified as assets held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheets is as follows:

	September 30,	September 27,
	2009	2008

Assets held for sale (current):
Accounts receivable, net	$174	$5,618
Inventories	—	4,607
Deferred income taxes and prepaid expenses	—	2,443

Total	$174	$12,668

Assets held for sale (long-term):
Property, plant and equipment, net	$486	$1,326
Deferred income taxes	310	286
Other assets	—	50

Total	$796	$1,662

Liabilities related to assets held for sale (current):
Accounts payable	$26	$1,418
Accrued expenses	317	856
Deferred income taxes	9	—
Deferred revenue	—	53

Total	$352	$2,327

Liabilities related to assets held for sale (long-term):
Deferred income taxes	$—	$32
Other long-term liabilities	—	69

Total	$—	$101

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	GEOGRAPHICAL INFORMATION

A significant portion of the Company’s net sales were shipped to foreign customers. Export sales as a percent of total net sales in fiscal 2009, 2008 and 2007 were 31%, 30% and 35%, respectively. A summary of net sales by geographic region is as follows (in thousands of dollars):

	2009	2008	2007

United States of America	$43,091	$39,728	$33,899
Europe and Middle East	12,240	8,457	9,279
Asia Pacific	6,338	6,544	7,473
Other	890	1,626	1,422

Total Net Sales	$62,559	$56,355	$52,073

15.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2009
	Year	Sep 30	Jul 4	Apr 4	Jan 3
	(In thousand of dollars, except per share data)

Net sales	$62,559	$15,524	$16,620	$17,120	$13,295
Gross profit	$24,566	$5,822	$6,148	$7,293	$5,303
Income from continuing operations before income taxes	$4,214	$1,079	$757	$1,735	$643

Income from continuing operations	$2,996	$1,000	$350	$1,153	$493
Income (loss) from discontinued operations	(967)	(157)	(126)	(1,017)	333

Net income	$2,029	$843	$224	$136	$826

Income from continuing operations per common share:
Basic	$0.13	$0.04	$0.02	$0.05	$0.02

Diluted	$0.13	$0.04	$0.02	$0.05	$0.02

Income (loss) from discontinued operations per common share:
Basic	$(0.04)	$(0.01)	$(0.01)	$(0.04)	$0.01

Diluted	$(0.04)	$(0.01)	$(0.01)	$(0.04)	$0.01

Net income per common share:
Basic	$0.09	$0.04	$0.01	$0.01	$0.04

Diluted	$0.09	$0.04	$0.01	$0.01	$0.04

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2008
	Year	Sep 27	Jun 28	Mar 29	Dec 29
	(In thousand of dollars, except per share data)

Net sales	$56,355	$14,855	$14,807	$14,605	$12,088
Gross profit	$22,897	$6,008	$6,450	$5,927	$4,512
Income (loss) from continuing operations before income taxes	$3,621	$(1,189)	$2,165	$1,973	$672

Income (loss) from continuing operations	$2,483	$(1,094)	$1,698	$1,323	$556
Loss from discontinued operations	(8,470)	(1,536)	(3,727)	(2,890)	(317)

Net income (loss)	$(5,987)	$(2,630)	$(2,029)	$(1,567)	$239

Income (loss) from continuing operations per common share:
Basic	$0.11	$(0.05)	$0.08	$0.06	$0.02

Diluted	$0.11	$(0.05)	$0.07	$0.06	$0.02

Loss from discontinued operations per common share:
Basic	$(0.38)	$(0.07)	$(0.17)	$(0.13)	$(0.01)

Diluted	$(0.37)	$(0.07)	$(0.16)	$(0.13)	$(0.01)

Net income (loss) per common share:
Basic	$(0.27)	$(0.12)	$(0.09)	$(0.07)	$0.01

Diluted	$(0.26)	$(0.12)	$(0.09)	$(0.07)	$0.01

Schedule II

White Electronic Designs Corporation and Subsidiaries
Valuation and Qualifying Accounts and Reserves

The following reserve related to continuing operations was deducted in the balance sheet from the asset to which applicable (in thousands of dollars):

		Charged/	Reclassification
	Balance at	(Credited)	from Discontinued		Balance
	Beginning	to Costs and	to Continuing		at End
Fiscal Year Ended	of Period	Expenses	Operations	Deductions	of Period

Accounts Receivable
September 30, 2009	$74	$(79)	$137	$(85)	$47
September 27, 2008	$46	$28	$—	$—	$74
September 29, 2007	$52	$(5)	$—	$(1)	$46

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and Plan of Merger dated May 3, 1998 by and among Bowmar Instrument Corporation and Electronic Designs, Inc. and Bravo Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2 on Form 8-K filed May 6, 1998).
2.2		Amendment to Agreement and Plan of Merger dated June 9, 1998 (incorporated herein by reference to Exhibit 2.1A on Form S-4 filed June 11, 1998, Registration No. 333-56565).
2.3		Second Amendment to Agreement and Plan of Merger dated August 24, 1998 (incorporated herein by reference to Exhibit 2.1B on Form S-4/A, filed September 2, 1998, Registration No. 333-56565).
2.4		Agreement and Plan of Reorganization dated as of January 22, 2003 by and among White Electronic Designs Corporation, IDS Reorganization Corp., and Interface Data Systems, Inc. (incorporated herein by reference to Exhibit 2.1 on Form 8-K filed January 24, 2003).
2.5		Agreement and Plan of Reorganization dated January 29, 2001, by and among White Electronic Designs Corporation, PV Acquisition Corp., Panelview, Inc., Panelview Partners L.P., Randal Barber, Gaylene Barber, Marshall R. Moran, John Cochran, Greyson N. Barber, and Morgan D. Barber (incorporated herein by reference to Exhibit 10.29 on Form 10-Q, filed February 13, 2001).
2.6		Agreement and Plan of Merger dated September 26, 2006, by and between Interface Data Systems, Inc. and White Electronic Designs Corporation (incorporated herein by reference to Exhibit 2.6 on Form 10-Q filed February 8, 2007).
3.1		Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Appendix A on Definitive Proxy Statement filed April 9, 2009).
3.2		Amended and Restated By-Laws of White Electronic Designs Corporation dated July 27, 2009 (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed July 31, 2009).
4.1		Shareholder Rights Agreement, dated December 6, 1996 (incorporated herein by reference to Exhibit 5(b) on Form 8-K, filed December 19, 1996).
4.2		Amendment No. 1 to Rights Agreement, dated as of December 6, 1996 (incorporated herein by reference to Exhibit 4.3 on Form S-4, filed June 11, 1998, Registration No. 333-56565).
4.3		Amendment No. 2 to Rights Agreement, effective December 5, 2006 (incorporated herein by reference to Exhibit 4.3 on Form 10-K, filed December 14, 2006).
10.1		Agreement to be Bound by Registration Rights Agreements, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.1 on Form S-4, filed Jun 11, 1998, Registration No. 333-56565).
10	.2**	Agreement to be Bound by Severance Agreements and Employment Agreement, dated as of May 3, 1998, by and between Bowmar Instrument Corporation and Electronic Designs, Inc. (incorporated herein by reference to Exhibit 10.2 on Form S-4, filed June 11, 1998, Registration No. 333-56565).
10	.3**	White Electronic Designs Corporation 1994 Flexible Stock Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8, filed May 9, 2001, Registration No. 333-60544).
10	.4**	Amendment to the Bowmar Instrument Corporation 1994 Flexible Stock Plan, effective May 7, 2001 (incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Shareholders).
10.5		White Electronic Designs Corporation Rule 10b5-1 Stock Purchase Plan, dated June 21, 2006 (incorporated herein by reference to Exhibit 10.3 on Form 10-Q, filed August 10, 2006).
10.6		Credit Agreement by and among White Electronic Designs Corporation, certain lenders named therein and JPMorgan Chase Bank, N.A., dated April 3, 2007 (incorporated herein by reference to Exhibit 10.2 on Form 10-Q, filed May 10, 2007).
10.7		First Modification Agreement to Revolving Line of Credit Agreement with JPMorgan Chase Bank, N.A., dated February 12, 2008 (incorporated herein by reference to Exhibit 10.7 on Form 10-K, filed December 11, 2008).
10.8		Second Modification Agreement to Revolving Line of Credit Agreement with JPMorgan Chase Bank, N.A., dated August 5, 2008 (incorporated herein by reference to Exhibit 10.1 on Form 10-Q, filed August 7, 2008).
10.9		Third Modification Agreement to Revolving Line of Credit Agreement with JPMorgan Chase Bank, N.A., dated March 31, 2009 (incorporated herein by reference to Exhibit 10.1 on Form 8-K, filed April 7, 2009).

Exhibit
Number		Description

10	.10**	White Electronic Designs Corporation 2001 Director Stock Plan (incorporated herein by reference to Exhibit 99 on Form S-8, filed May 9, 2001, Registration No. 333-60536).
10	.11**	Amendment to Bowmar Instrument Corporation Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Appendix D to the Company’s definitive Proxy Statement in connection with the 2001 Annual Meeting of Shareholders).
10	.12**	White Electronic Designs Corporation Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 99 on Form S-8, filed May 9, 2001, Registration No. 333-60548).
10	.13**	White Electronic Designs Corporation 2000 Broad Based Employee Stock Option Plan (incorporated herein by reference to Exhibit 99 on Form S-8, filed May 9, 2001, Registration No. 333-60542).
10	.14**	Severance Agreement and Release of Claims, dated August 28, 2008, between White Electronic Designs Corporation and Hamid R. Shokrgozar (incorporated herein by reference to Exhibit 10.1 on Form 8-K, filed August 29, 2008).
10	.15**	Non-Qualified Stock Option Agreement between White Electronic Designs Corporation and Hamid Shokrgozar dated November 10, 1999 (incorporated herein by reference to Exhibit 10.42 on Form 10-K filed on December 23, 2002).
10.16		Industrial Real Estate Lease dated February 4, 1997 between Bowmar Instrument Corp., as tenant, and Allred Phoenix Properties, L.L.C., as landlord (incorporated herein by reference to Exhibit 10.5 on Form 10-K filed December 29, 2007).
10.17		First Amendment to certain Industrial Real Estate Lease dated February 4, 1997 between White Electronic Designs Corporation (as successor — in — interest of Bowmar Instrument Corp.) and Gus Enterprises — XII, L.L.C. (as successor — in — interest of Allred Phoenix Properties, L.L.C.) dated November 5, 2004 (incorporated herein by reference to Exhibit 10.21 on Form 10-K filed on December 16, 2004).
10	.18**	White Electronic Designs Corporation 2006 Director Restricted Stock Plan, effective March 24, 2006 (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement in connection with the 2006 Annual Meeting of Shareholders).
10	.19**	First Amendment to 2006 Director Restricted Stock Plan, effective August 24, 2006 (incorporated by reference to Exhibit 99.1 on Form 8-K, filed August 30, 2006).
10	.20**	Form of Restricted Stock Agreement to 2006 Director Restricted Stock Plan, effective August 24, 2006 (incorporated by reference to Exhibit 99.2 on Form 8-K, filed on August 30, 2006).
10	.21**	Change of Control Agreement between Dan V. Tarantine and White Electronic Designs Corporation, effective December 13, 2006 (incorporated herein by reference to Exhibit 10.26 on Form 10-K, filed December 14, 2006).
10	.22**	Change of Control Agreement between Roger A. Derse and White Electronic Designs Corporation, effective December 13, 2006 (incorporated herein by reference to Exhibit 10.27 on Form 10-K, filed December 14, 2006).
10	.23**	Form of Restricted Stock Units Award Agreement under the 1994 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.19 on Form 10-K, filed December 13, 2007).
10	.24**	Form of Performance Share Award Agreement under the 1994 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.20 on Form 10-K, filed December 13, 2007).
10	.25**	Employment Agreement dated January 21, 2009, between White Electronic Designs Corporation and Roger A. Derse (incorporated herein by reference to Exhibit 10.24 on Form 10-K/A filed January 26, 2009).
10	.26**	Employment Agreement dated January 21, 2009, between White Electronic Designs Corporation and Dan V. Tarantine (incorporated herein by reference to Exhibit 10.25 on Form 10-K/A filed January 26, 2009).
10	.27**	Employment Agreement dated August 12, 2009, by and between White Electronic Designs Corporation and Gerald R. Dinkel (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed August 13, 2009).
10.28		Shareholder Agreement dated February 4, 2009, by and among White Electronic Designs Corporation, Wynnefield Partners Small Cap Value, L.P. (and its affiliates), Caiman Partners, L.P. (and its affiliates), Kahn Capital Management LLC, Jack A. Henry, Paul D. Quadros, Thomas M. Reahard, Thomas J. Toy and Edward A. White (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed February 11, 2009).

Exhibit
Number		Description

10.29		Amendment No. 1 to Shareholder Agreement dated August 13, 2009, by and among White Electronic Designs Corporation, Wynnefield Partners Small Cap Value, L.P. (and its affiliates), Caiman Partners, L.P. (and its affiliates), Kahn Capital Management LLC, Jack A. Henry, Paul D. Quadros, Thomas R. Reahard, Thomas J. Toy and Edward A. White (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed August 14, 2009).
10.30		Amendment No. 2 to Shareholder Agreement dated November 16, 2009, by and among White Electronic Designs Corporation, Wynnefield Partners Small Cap Value, L.P. (and its affiliates), Caiman Partners, L.P. (and its affiliates), Kahn Capital Management LLC, Jack A. Henry, Paul D. Quadros, Thomas R. Reahard, Thomas J. Toy and Edward A. White (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed November 17, 2009).
10.31		Asset Purchase Agreement dated April 3, 2009, by and among White Electronic Designs Corporation, Panelview, Incorporated and VIA optronics GmbH and VIA optronics, LLC (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed April 8, 2009).
10.32		Severance Agreement dated June 16, 2009 by and between Edward A. White and White Electronic Designs Corporation (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed June 17, 2009).
21	.1*	Subsidiaries of White Electronic Designs Corporation.
23	.1*	Consent of Grant Thornton LLP.
31	.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1##	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2##	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management compensatory contract, plan or arrangement.

##	Furnished herewith.