Form 10-Q
period 2009-12-31
WHITE ELECTRONIC DESIGNS CORP
filed 2010-02-09
CIK 13606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2009
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
Yes ☐     No ☑
The number of shares outstanding of the registrant’s common stock on February 5, 2010 was approximately 23,310,777.

WHITE ELECTRONIC DESIGNS CORPORATION
AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	December 31,	September 30,
	2009	2009
ASSETS
Current Assets
Cash and cash equivalents	$65,387	$64,170
Accounts receivable, less allowance for doubtful accounts of $196 and $47	10,747	10,136
Inventories	14,054	15,642
Prepaid expenses and other current assets	3,965	3,607
Deferred income taxes	2,563	2,464
Assets held for sale	—	174

Total Current Assets	96,716	96,193

Property, plant and equipment, net	10,992	11,677
Deferred income taxes	1,145	1,100
Goodwill	1,764	1,764
Other assets	67	67
Assets held for sale	—	796

Total Assets	$110,684	$111,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,350	$3,823
Accrued salaries and benefits	1,353	1,874
Other accrued expenses	1,439	1,546
Deferred revenue	1,048	923
Liabilities related to assets held for sale	—	352

Total Current Liabilities	6,190	8,518

Accrued pension liability	412	434
Other liabilities	743	755

Total Liabilities	7,345	9,707

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 stated value, 60,000,000 shares authorized, 25,835,426 and 25,464,726 shares issued	2,583	2,546
Treasury stock, 2,530,154 and 2,464,371 shares, at par	(253)	(247)
Additional paid-in capital	84,782	83,686
Retained earnings	16,580	16,270
Accumulated other comprehensive loss	(353)	(365)

Total Shareholders’ Equity	103,339	101,890

Total Liabilities and Shareholders’ Equity	$110,684	$111,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	December 31,	January 3,
	2009	2009
Net sales	$15,568	$13,295
Cost of sales	9,817	7,992

Gross profit	5,751	5,303

Operating expenses:
Selling, general and administrative	4,072	3,791
Research and development	1,228	1,116
Impairment loss	345	—

Total operating expenses	5,645	4,907

Operating income	106	396
Interest income	77	247

Income from continuing operations before income taxes	183	643
Provision for income taxes	(56)	(150)

Income from continuing operations	127	493
Discontinued operations (Note 10):
Income from discontinued operations, net of tax	—	332
Gain on sale of discontinued operations, net of tax	183	—

Income from discontinued operations	183	332

Net income	$310	$825

Income from continuing operations per common share:
Basic	$0.01	$0.02

Diluted	$0.01	$0.02

Income from discontinued operations per common share:
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

Net income per common share:
Basic	$0.01	$0.04

Diluted	$0.01	$0.04

Weighted average number of common shares and equivalents:
Basic	23,116,201	22,754,984
Diluted	23,353,343	23,015,291
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	December 31,	January 3,
	2009	2009
OPERATING ACTIVITIES:
Income from continuing operations	$127	$493
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation	794	643
Impairment loss	345	—
Deferred income tax	(72)	(154)
Loss on disposition of property, plant, and equipment	4	—
Stock-based compensation expense related to employee stock awards	139	170
Tax benefit related to stock awards	157	243
Excess tax benefits from stock-based compensation	(24)	(188)
Pension costs	(10)	28

Net changes in balance sheet accounts:
Accounts receivable	(611)	2,145
Inventories	1,588	(88)
Prepaid expenses and other current assets	(358)	(617)
Accounts payable	(1,574)	843
Accrued expenses and deferred revenue	(549)	(494)
Other long-term liabilities	(12)	1

Net cash (used in) provided by operating activities	(56)	3,025

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(357)	(680)

Net cash used in investing activities	(357)	(680)

FINANCING ACTIVITIES:
Common stock issued for exercise of options and restricted stock	831	280
Excess tax benefits from stock-based compensation	24	188

Net cash provided by financing activities	855	468

Net change in cash and cash equivalents from continuing operations	442	2,813

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	217	3,146
Net cash provided by (used in) investing activities	558	(36)

Net change in cash and cash equivalents from discontinued operations	775	3,110

Net change in cash and cash equivalents	1,217	5,923
Cash and cash equivalents at beginning of period	64,170	52,604

Cash and cash equivalents at end of period	$65,387	$58,527

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Transfer of accrued liabilities from liabilities related to assets held for sale to continuing operations	$46	$—
Transfer of deferred tax asset from assets held for sale to continuing operations	$72	$—
Acquisition of property, plant and equipment in accounts payable	$101	$86
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. INTERIM FINANCIAL INFORMATION
Unless the context otherwise requires, the term “Company,” “we,” “us,” or “our” refers to White Electronic Designs Corporation. The condensed consolidated balance sheet as of December 31, 2009, the condensed consolidated statements of operations for the three months ended December 31, 2009 and January 3, 2009, and the condensed consolidated statements of cash flows for the three months ended December 31, 2009 and January 3, 2009 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet as of September 30, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the operating results for the full year.
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
During fiscal 2008, the Company made a strategic decision to exit all commercial electronics markets and focus its operation in the defense electronics market where the Company has superior technical knowledge, specialized manufacturing capabilities and an ongoing commitment to research and development. As a result of this decision, during fiscal 2009, the Company disposed of its operations in the Interface Electronics Division (“IED”), commercial microelectronic product lines and Display System Division (“DSD”). All three operations are being reported as discontinued operations and the assets and liabilities of the discontinued operations are classified as assets and liabilities held for sale.
2. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by giving effect to all potential dilutive common shares that were outstanding during the period unless they are antidilutive. Potential dilutive common shares consist of the incremental common shares that would be issued upon exercise of stock awards.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

	Three Months Ended
	December 31,	January 3,
	2009	2009
Income from continuing operations	$127,000	$493,000
Income from discontinued operations	183,000	332,000

Net income	$310,000	$825,000

Weighted average common shares outstanding — basic shares	23,116,201	22,754,984
Dilutive effect of stock options and restricted stock (1)	237,142	260,307

Weighted average common and common share equivalents outstanding — diluted shares	23,353,343	23,015,291

Basic EPS
Income per share from continuing operations	$0.01	$0.02

Income per share from discontinued operations	$0.01	$0.01

Net income per share	$0.01	$0.04

Diluted EPS
Income per share from continuing operations	$0.01	$0.02

Income per share from discontinued operations	$0.01	$0.01

Net income per share	$0.01	$0.04

(1)	Shares excluded from the calculation of Diluted EPS were 799,632 and 1,450,830 for the three months ended December 31, 2009 and January 3, 2009, respectively, as the exercise prices were greater than the average share prices for the periods.
3. INVENTORIES
Inventories consisted of the following (in thousands):

	December 31,	September 30,
	2009	2009
Raw materials	$8,516	$9,719
Work-in-process	4,335	4,444
Finished goods	1,203	1,479

Total inventories	$14,054	$15,642

Raw materials included approximately $0.4 million at December 31, 2009 and September 30, 2009 for which the Company has received advance payment from customers. These advance payments are recorded as deferred revenue until the finished goods are delivered.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment consisted of the following (in thousands):

	December 31,	September 30,
	2009	2009
Land	$179	$247
Buildings and improvements	762	1,006
Machinery and equipment	15,376	14,636
Furniture and fixtures	4,837	4,794
Leasehold improvements	7,362	7,337
Construction in progress	724	1,168

Total, at cost	29,240	29,188
Less accumulated depreciation	(18,248)	(17,511)

Property, plant, and equipment, net	$10,992	$11,677

Construction in progress typically represents either assets received and not yet in service or leasehold improvements not yet completed. Depreciation expense was $0.8 million and $0.6 million for the three months ended December 31, 2009 and January 3, 2009, respectively.
During the three months ended December 31, 2009, the Company experienced a loss from operations on its electromechanical assembly product line, which represents its Ft. Wayne, Indiana operations. Based on current and projected market factors, an impairment analysis was performed. The estimated undiscounted future cash flows generated by this asset group were less than its carrying value. The carrying values of the property, plant and equipment were reduced to estimated fair value. As a result, during the three months ended December 31, 2009, the Company recorded a pre-tax impairment charge of $0.3 million. The Company estimated the fair value based upon our assumptions that market participants would use in pricing the assets.
5. OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following major categories (in thousands):

	December 31,	September 30,
	2009	2009
Sales commissions	463	431
Warranty reserve	297	296
Professional fees	463	617
Other accruals	216	202

Total other accrued expenses	$1,439	$1,546

The Company estimates potential warranty obligations for its products based on annual product sales and historical customer product claims data. Based on this data, the Company records estimated warranty reserves and expense needed to account for the estimated cost of product returns.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes activity in the warranty reserve (in thousands):

	Three Months Ended
	December 31,	January 3,
	2009	2009
Warranty reserve, beginning of period	$296	$42
Net provision for warranty claims	(29)	10
Reclassification from discontinued to continuing operations (Note 10)	31	—
Warranty claims charged against the reserve	(1)	(6)

Warranty reserve, end of period	$297	$46

In connection with the sale of DSD, $0.3 million of warranty reserve was retained by the Company and reclassified to continuing operations as of April 3, 2009. During the three months ended December 31, 2009, the Company reduced the DSD warranty provision by $53,000 due to the expiration of the warranty period.
6. CREDIT FACILITY
On March 31, 2009, the Company entered into a Third Modification Agreement to its revolving line of credit agreement with JPMorgan Chase Bank, N.A. (“Revolving Line of Credit”). The amendment reduced the amount available under this line of credit from $30.0 million to $10.0 million and made certain other adjustments to (i) the interest rates charged in connection with borrowings under the line of credit, (ii) the commitment fee charged on the unused portion of the line and (iii) certain financial covenants and restricted payments. The borrowings, if any, under the Revolving Line of Credit bear interest at the lower of the London Interbank Offered Rate (“LIBOR”) plus 2.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” A commitment fee of 0.5% is charged on the unused portion of the line. The Revolving Line of Credit expires on March 31, 2011. The Company is in compliance with all debt covenant requirements related to this Revolving Line of Credit. As of December 31, 2009, there were no borrowings against the Revolving Line of Credit. The Company has not borrowed against any credit facility since April 2003.
7. STOCK-BASED COMPENSATION
At December 31, 2009, the Company had share-based employee compensation plans which are described in Notes 2 and 9 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2009. Option awards are granted with an exercise price equal to the market price of our stock at the date of grant. We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. For the three months ended December 31, 2009 and January 3, 2009, the Company recorded compensation expense of $139,000 and $170,000, respectively. The compensation cost for share-based payment awards is included in selling, general and administrative expenses on the consolidated statements of operations. There were no stock option grants during the three months ended December 31, 2009 and January 3, 2009. The Company granted 15,000 restricted stock units on November 6, 2009 to its new director Kenneth J. Krieg which will vest over three years.
8. INCOME TAXES
The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to the incremental impact of state income taxes offset by a reduction for the manufacturer's deduction and research and development tax credit currently available for federal and state income tax purposes. The Company’s effective tax rate was 31% and 23% for the three months ended December 31, 2009 and January 3, 2009, respectively. The increase in the effective rate is primarily due to the benefit recorded in the three months ended January 3, 2009 for the reinstatement of the research and development credit. The research and development credit expired on December 31, 2007 and was retroactively reinstated on October 3, 2008. The credit again expired December 31, 2009. Accordingly, we recorded a benefit of $72,000 in the three months ended January 3, 2009 for this reinstatement back to January 1, 2008. Additionally, our fiscal 2010 provision only includes one quarter of our expected annual credit.

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based on technical merits, it is “more likely than not” that the tax position will be sustained upon examination.
As of December 31, 2009, the Company had unrecognized tax benefits of $339,000, $246,000 of which would favorably impact the Company’s effective tax rate if subsequently recognized. As of September 30, 2009, the Company had unrecognized tax benefits of $331,000, $240,000 of which would favorably impact the Company’s effective tax rate if subsequently recognized. The Company does not anticipate a significant change in the total amount of unrecognized tax benefits during the next twelve months.
The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2009, the Company had accrued $16,000 of interest related to uncertain tax positions. As of September 30, 2009, the Company had accrued $15,000 of interest related to uncertain tax positions.
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
9. PENSION PLAN
The Company has a non-contributory pension plan for eligible union employees at its Fort Wayne, Indiana facility. The following table summarizes the components of net periodic benefit cost recognized (in thousands):

	Three Months Ended
	December 31,	January 3,
	2009	2009
Service cost	$20	$10
Interest cost	54	39
Expected return on plan assets	(63)	(30)
Amortization of unrecognized prior service cost	14	9

Total net periodic benefit cost	$25	$28

The Company contributed $49,000 to the pension plan during the three months ended December 31, 2009. There were no contributions to the pension plan during the three months ended January 3, 2009.
10. DISCONTINUED OPERATIONS
On March 28, 2008, the Board of Directors authorized the disposal of the IED and the commercial microelectronic product lines. On September 26, 2008, the Board of Directors authorized the disposal of DSD. These decisions resulted from an effort to streamline the Company’s businesses to focus on product lines where the Company has superior technical knowledge, specialized manufacturing capabilities and an ongoing commitment to research and development. The Company believes this course of action has and will continue to increase shareholder value and allow it to focus on growing its business. As a result of its decision to dispose of these businesses, the Company has accounted for them as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements and the assets and liabilities of the discontinued operations are classified as assets and liabilities held for sale. It ceased depreciation of the assets of discontinued operations upon committing to the disposal plans.
On April 3, 2009, the Company completed the sale of DSD to the U.S. subsidiary of VIA optronics GmbH, a German company (“VIA”). The Company sold the operating assets of DSD, primarily consisting of inventory, equipment and intellectual property, for approximately $2.3 million. As of the date of the sale, other non-operating

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
net assets of approximately $0.9 million, consisting primarily of accounts receivable and residual liabilities, were retained to be settled in the normal course of business. Other non-operating liabilities of $(0.2) million and $(0.3) million remained as of December 31, 2009 and September 30, 2009, respectively. These non-operating net assets (liabilities) are included as part of continuing operations. For the three months ended December 31, 2009 and January 3, 2009, respectively, the Company recorded $0 and ($0.2) million of loss from discontinued operations, net of tax, for DSD.
The disposal of IED was consummated through three disposal groups. The Company sold a group of assets, primarily equipment and a patent, in the third quarter of fiscal 2009. The second group of IED assets, which consisted of the remaining equipment, was disposed of in the fourth quarter of fiscal 2009. The land and the building, which comprised the third disposal group of IED assets, were sold during December 2009 for $0.6 million. All production and shipments by IED were completed in the third quarter of fiscal 2009. As of December 31, 2009, other non-operating net assets (liabilities) of approximately $(46,000), consisting of fully reserved accounts receivable and accrued liabilities, were retained to be settled in the normal course of business. These non-operating net assets (liabilities) are included as part of continuing operations. For the three months ended December 31, 2009 and January 3, 2009, respectively, the Company recorded $0 and $0.3 million of income from discontinued operations, net of tax, for IED. For the three months ended December 31, 2009 and January 3, 2009, respectively, the Company recorded $0.2 million and $0 of gain on sale of discontinued operations, net of tax, for IED.
The discontinued operations generated $0 in revenues in the three months ended December 31, 2009 compared to $6.5 million in the three months ended January 3, 2009. Gross profit from discontinued operations for the three months ended December 31, 2009 was $0 compared to $1.8 million, or 29% gross margin, in the three months ended January 3, 2009. Income from discontinued operations, net of tax, was $0 in the three months ended December 31, 2009 compared to $0.3 million in the three months ended January 3, 2009. Gain on sale of discontinued operations, net of tax, increased to $0.2 million for the three months ended December 31, 2009 from $0 for the three months ended January 3, 2009.
Income from discontinued operations consists of direct revenues and direct expenses of the commercial microelectronic product line, the IED and the DSD business. General corporate overhead costs were not allocated to discontinued operations.
A summary of the operating results included in discontinued operations in the accompanying consolidated statements of operations is as follows:

	Three Months Ended
	December 31,	January 3,
	2009	2009
Net sales	$—	$6,459
Cost of sales	—	4,614

Gross profit	—	1,845

Total operating expenses	—	1,425

Income from operations, before income taxes	—	420
Provision for income taxes	—	(88)

Income from discontinued operations, net of tax	—	332
Gain on sale of discontinued operations, net of tax	183	—

Net income	$183	$332

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the assets and liabilities related to the discontinued operations classified as assets held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheets is as follows:

	December 31,	September 30,
	2009	2009
Assets held for sale (current):
Accounts receivable, net	$—	$174

Total	$—	$174

Assets held for sale (long-term):
Property, plant and equipment, net	$—	$486
Deferred income taxes	—	310

Total	$—	$796

Liabilities related to assets held for sale (current):
Accounts payable	$—	$26
Accrued expenses	—	317
Deferred income taxes	—	9

Total	$—	$352

11. CONCENTRATIONS
A significant portion of the Company’s net sales were shipped to foreign customers. Export sales as a percentage of total net sales for the three months ended December 31, 2009 and January 3, 2009 were 16% and 32%, respectively.
A summary of net sales by geographic region follows (in thousands):

	Three Months Ended
	December 31,	January 3,
	2009	2009
United States	$13,037	$9,085
Europe and Middle East	1,361	1,624
Asia Pacific	1,041	2,438
Other	129	148

Net sales	$15,568	$13,295

A significant portion of our net sales are derived from a small number of customers. The Company’s five largest customers accounted for 69% of net sales during the three months ended December 31, 2009 and 40% of net sales during the three months ended January 3, 2009.
The Company maintains cash balances in excess of Federal Deposit Insurance Corporation (FDIC) insured limits. Approximately $65.1 million was not insured as of September 30, 2009.
12. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2008, the Financial Accounting Standards Board (“FASB”) issued additional disclosure requirements for plan assets of defined benefit pension or other postretirement plans. Required disclosures provide information on how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets and significant concentrations of risk within plan assets. The disclosures about plan assets shall be provided for fiscal years ending after December 15, 2009. Upon initial

WHITE ELECTRONIC DESIGNS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
application, the provisions are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions is permitted. We will incorporate these additional disclosures in our consolidated financial statements for the year ended September 30, 2010. Their adoption does not change the accounting treatment for postretirement benefit plans.
In October 2009, the FASB issued authoritative guidance on revenue recognition. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. This guidance will become effective for the Company’s fiscal year 2011 beginning October 1, 2010, with earlier adoption permitted. The Company has no application for this guidance at the present time.
13. COMMITMENTS AND CONTINGENCIES
Contingencies
From time to time, the Company is subject to claims and litigation incident to its business. There are currently no such pending proceedings to which the Company is a party that it believes will have a material adverse effect on its consolidated results of operations, liquidity, or financial condition.
14. SUBSEQUENT EVENTS
On January 13, 2010, the management of the Company committed the Company to an exit and disposal of the Ft. Wayne, Indiana operations, which is included in its defense electronics segment. The Company has a continuing effort to streamline the Company’s business to focus on product lines where the Company has superior technical knowledge, specialized manufacturing capabilities and an on-going commitment to research and development. Management has determined that the Company’s operations in Ft. Wayne, Indiana are not consistent with the Company’s long-term strategy. No other significant subsequent events requiring disclosure were noted through February 9, 2010, the filing date of the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) regarding the three month period ended December 31, 2009 compared to the three month period ended January 3, 2009 should be read in conjunction with our unaudited consolidated financial statements and related notes for the same periods included elsewhere in this report and our audited consolidated financial statements and related notes for the fiscal year ended September 30, 2009 included in our most recent Annual Report on Form 10-K.
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
We intend to qualify both our written and/or oral forward-looking statements made from time to time in connection with our filings with the Securities and Exchange Commission (the “SEC”) or in public news releases for protection under the safe harbors discussed above. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they are based largely on management’s expectations and because they are estimates, such statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Form 10-Q, including those set forth in the Notes to the Unaudited Consolidated Financial Statements, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section entitled “Risk Factors” in this Form 10-Q and our most recent Annual Report on Form 10-K describe factors that could contribute to or cause actual results to differ materially from our expectations. Some factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, but are not limited to, the following:
•	the loss of one or more principal customers or delays or cancellations of orders due to the impact of adverse business conditions on one or more principle customers;

•	the inability to procure required components and raw materials;

•	any downturn in the defense, aerospace, semiconductor or other markets in which we operate, which could cause a decline in selling unit prices or volume;

•	reductions in military spending, shifts of funding allocations or changes in the acquisition requirements for military products;

•	the inability to develop, introduce and sell new products or the inability to develop new manufacturing technologies;

•	the inability to dispose of our Ft. Wayne, Indiana operations at a desireable sales price, if at all;

•	the failure of customers to accept our anti-tamper (“AT”) processing or the development of improved AT processing by competitors;

•	the ability to locate appropriate acquisition candidates, negotiate an appropriate purchase price, obtain the necessary financing, and integrate into our business the people, operations and products from acquired businesses, or implement other strategic alternatives;

•	changes or restrictions in the practices, rules and regulations relating to sales in international markets; and/or

•	changes resulting from severe economic downturns that affect our customers, suppliers and lenders.
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
Overview of Business
We are a defense electronics manufacturer and supplier that designs, develops and manufactures innovative electronic components and systems for inclusion in high technology products for the defense and aerospace markets. Our defense electronics solutions include advanced semiconductor and state of the art multi-chip packaged components, integrated circuit card assemblies with AT components and electromechanical assemblies, as well as our proprietary process for incorporating AT protection to mission critical semiconductor components. Our customers, which include military prime contractors and the contract manufacturers who work for them in the United States, Europe and Asia, outsource many of their defense electronic components and systems to us as a result of the combination of our design, development and manufacturing expertise.
Executive Summary
Continuing Operations
Our net sales for the three months ended December 31, 2009 increased $2.3 million to $15.6 million, compared to $13.3 million for the three months ended January 3, 2009. The increase in sales was due to the increase in sales of integrated circuit card assemblies with AT components and AT component only sales offset by decreases in the sales of standard ball grid arrays (“BGA”) and modules.
Income from continuing operations for the three months ended December 31, 2009 was $0.1 million, or $0.01 per diluted share, compared to income from continuing operations of $0.5 million, or $0.02 per diluted share, for the three months ended January 3, 2009. The decrease was primarily due to an impairment charge of $0.3 million in relation to our electromechanical assembly product line combined with increased operating expenses and lower interest income, which more than offset the increase in gross profit.
Including the income in connection with the disposal of the IED land and building discussed below, net income for the three months ended December 31, 2009 was $0.3 million, or $0.01 per diluted share, compared to net income of $0.8 million, or $0.04 per diluted share, for the three months ended January 3, 2009.
A key indicator of our future sales is the amount of new orders received compared to current net sales, known as the book-to-bill ratio. During the three months ended December 31, 2009, we received new orders of $18.4 million, which equates to a book-to-bill ratio of 1.18:1.0. Bookings during the three months ended January 3, 2009 totaled $19.5 million, yielding a book-to-bill ratio of 1.47:1.0. We continue to experience positive bookings and expect the book-to-bill ratio for fiscal year 2010 to end greater than 1.0:1.0. Total AT bookings, which include bookings for AT components as well as integrated circuit cards with AT components, were $9.1 million and $6.1 million for the three months ended December 31, 2009 and January 3, 2009, respectively. Total backlog as of December 31, 2009 was $40.7 million, compared to $37.8 million as of September 30, 2009.

Our gross margins from continuing operations during the three months ended December 31, 2009 decreased to 37% from 40% during the three months ended January 3, 2009. The decrease was primarily due to decreased sales of our electromechanical assemblies combined with a higher cost of sales due to the lower volume of activity of these assemblies. Based on our current business, which includes both custom and standard microelectronic components, military circuit card assemblies and electromechanical assemblies, we expect overall margins for fiscal 2010 to center around 40%.
Discontinued Operations
On March 28, 2008, the Board of Directors authorized the disposal of our Interface Electronics Division (“IED”) and commercial microelectronic product lines. On September 26, 2008, the Board of Directors authorized the disposal of our Display Systems Division (“DSD”). These decisions resulted from an effort to streamline our businesses to focus on product lines where we have superior technical knowledge, specialized manufacturing capabilities and an ongoing commitment to research and development. We believe this course of action has and will continue to increase shareholder value and allow us to focus on growing our business. As a result of our decision to dispose of these product lines, we have accounted for them as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements and the assets and liabilities of the discontinued operations are classified as assets and liabilities held for sale.
On April 3, 2009, we completed the sale of DSD to the U.S. subsidiary of VIA optronics GmbH, a German company. We sold the operating assets of DSD, primarily consisting of inventory, equipment and intellectual property, for approximately $2.3 million. As of the date of the sale, other non-operating net assets of approximately $0.9 million, consisting primarily of accounts receivable and residual current liabilities, were retained to be settled in the normal course of business. Other non-operating liabilities of $(0.2) million and $(0.3) million remained as of December 31, 2009 and September 30, 2009, respectively. These non-operating net assets (liabilities) are included as part of continuing operations. For the three months ended December 31, 2009 and January 3, 2009, respectively, we recorded $0 and ($0.2) million of loss from discontinued operations, net of tax, for DSD.
The disposal of IED was consummated through three disposal groups. We sold a group of assets, primarily equipment and a patent, in the third quarter of fiscal 2009. The second group of IED assets, which consisted of the remaining equipment, was disposed of in the fourth quarter of fiscal 2009. The land and the building, which comprised the third disposal group of IED assets, were sold during December 2009. All production and shipments by IED were completed in the third quarter of fiscal 2009. As of December 31, 2009, other non-operating net assets (liabilities) of approximately $(46,000), consisting of fully reserved accounts receivable and accrued liabilities, were retained to be settled in the normal course of business. These non-operating net assets (liabilities) are included as part of continuing operations. For the three months ended December 31, 2009 and January 3, 2009, respectively, we recorded $0 and $0.3 million of income from discontinued operations, net of tax, for IED. For the three months ended December 31, 2009 and January 3, 2009, respectively, we recorded $0.2 million and $0 of gain on sale of discontinued operations, net of tax, for IED.
Our discontinued operations generated $0 in revenues in the three months ended December 31, 2009 compared to $6.5 million in the three months ended January 3, 2009. Gross profit from discontinued operations for the three months ended December 31, 2009 was $0 compared to $1.8 million, or 29% gross margin, for the three months ended January 3, 2009. Income from discontinued operations, net of tax, was $0 in the three months ended December 31, 2009 compared to $0.3 million in the three months ended January 3, 2009. Gain on sale of discontinued operations, net of tax, increased to $0.2 million for the three months ended December 31, 2009 from $0 for the three months ended January 3, 2009.
Subsequent to the period ended December, 31, 2009, on January 13, 2010, management committed the Company to an exit and disposal of the Ft. Wayne, Indiana operations, which is included in our defense electronics segment. As noted above, we have a continuing effort to streamline our business to focus on product lines where we have superior technical knowledge, specialized manufacturing capabilities and an on-going commitment to research and development.

Business Outlook
As part of our renewed focus on defense only electronics, we have developed a plan that builds on our core competencies and expands beyond multichip components. The plan focuses on expanding revenue opportunities in three key areas: Aircraft, Missiles and Ordnance and Net Centric Operations. Programs that require secure communications, guidance of munitions to minimize collateral damage and enhance war fighter safety will be addressed by our GPS components with our AT protection and integrated circuit card assemblies with AT components. Additionally, we believe that there are significant opportunities in solid state technology which replaces mechanical storage devices. In the overall defense market, we see participation in the broader GPS and information assurance environments as logical potential extensions of our capability. Paths to participating in these markets include research and development, strategic partnerships and acquisitions.
Critical Accounting Policies and Estimates
For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarters ended December 31, 2009 and January 3, 2009, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.
Results of Operations
The following table sets forth certain financial data expressed as a percentage of net sales:

	Three Months Ended
	December 31,	January 3,
	2009	2009
Net sales	100.0%	100.0%
Cost of sales	63.1%	60.1%

Gross profit	36.9%	39.9%

Operating expenses:
Selling, general and administrative	26.2%	28.6%
Research and development	7.9%	8.4%
Impairment loss	2.2%	0.0%

Total operating expenses	36.3%	37.0%

Operating income	0.6%	2.9%
Interest income	0.5%	1.9%

Income from continuing operations before income taxes	1.1%	4.8%
Provision for income taxes	(0.4%)	(1.1%)

Income from continuing operations	0.7%	3.7%

Discontinued operations
Income from discontinued operations, net of tax	0.0%	2.5%
Gain on sale of discontinued operations, net of tax	1.2%	0.0%

Income from discontinued operations	1.2%	2.5%

Net income	1.9%	6.2%

Three Months ended December 31, 2009 compared to the Three Months ended January 3, 2009
Net Sales
Net sales were $15.6 million for the three months ended December 31, 2009, an increase of $2.3 million, or 17%, from $13.3 million for the three months ended January 3, 2009. The increase in sales was due to the increase in sales of integrated circuit card assemblies with AT components and AT component only sales offset by decreases in the sales of standard BGA and modules.
During the three months ended December 31, 2009, L-3 Communications Corporation accounted for $2.8 million, or 18% of total net sales, ITT Corporation accounted for $2.6 million, or 17% of total net sales, Arrow Electronics, Inc. accounted for $2.2 million, or 14% of total net sales, Raytheon Company accounted for $1.6 million, or 10% of total net sales, and Avnet, Inc. accounted for $1.6 million, or 10%, of total net sales. During the three months ended January 3, 2009, the only company accounting for 10% or more of our total net sales was Arrow Electronics, Inc., who accounted for $1.7 million, or 13% of total net sales.
The majority of our sales are not subject to seasonal fluctuations over the course of a year. However, as we move to a business base driven more by larger orders on major defense programs, we expect to experience more quarter-to-quarter fluctuations in bookings and revenues.
Gross Profit
Gross profit was $5.8 million for the three months ended December 31, 2009, an increase of $0.5 million, or 8%, from $5.3 million for the three months ended January 3, 2009. For the three months ended December 31, 2009, gross margin as a percentage of net sales was 37%, compared to 40% for the three months ended January 3, 2009. The increase in gross profit was primarily the result of an increase in net sales, while the decrease in gross margin percentage was due to decreased sales of our electromechanical assemblies combined with a higher cost of sales due to the lower volume of activity of these assemblies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of compensation expense, selling expenses, including commissions, information technology expenses and corporate administrative expenses. Selling, general and administrative expenses were $4.1 million for the three months ended December 31, 2009, an increase of $0.3 million, or 7%, from $3.8 million for the three months ended January 3, 2009. The increase was primarily the result of an increase in general and administrative expenses of $0.2 million due to increases in payroll expenses as a result of an increase in headcount and an increase in consulting fees offset by a decrease in corporate audit and tax fees.
Selling, general and administrative expenses as a percentage of net sales decreased to 26% for the three months ended December 31, 2009 from 29% for the three months ended January 3, 2009, primarily due to a decrease in expenses offset by an increase in net sales for the period. We expect selling, general and administrative expenses to average 25% to 27% of net sales in the future at the current net sales level.
Research and Development Expenses
Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses and project materials. Research and development expenses were $1.2 million for the three months ended December 31, 2009, an increase of $0.1 million, or 10%, from $1.1 million for the three months ended January 3, 2009. Research and development expenses increased due to an increase in payroll expense as a result of an increase in headcount. We are committed to the research and development of new and existing products. We expect research and development expenses to average approximately 7% to 8% of net sales at the current net sales level.
Ongoing product development projects include new product designs for various types of memory products including Double Data Rate (“DDR”) II, DDR III, FLASH and microprocessors and BGAs using these semiconductors, continuing development of AT technology and integrated circuit card assembly design, advanced development for solid state drives, and advanced custom designs for use in defense markets.

Impairment Loss
During the three months ended December 31, 2009, we experienced a loss from operations on our electromechanical assembly product line, which represents our Ft. Wayne, Indiana operations, and the projected results for the balance of the year are not favorable. This change required an impairment analysis to be performed. The estimated undiscounted future cash flows generated by this asset group were less than its carrying value. The carrying values of the property, plant and equipment were reduced to estimated fair value. As a result, during the three months ended December 31, 2009, we recorded a pre-tax impairment charge of $0.3 million. We estimated the fair value based upon our assumptions that market participants would use in pricing the assets.
Interest Income
Interest income consists of interest earned on our cash balances invested primarily in money market accounts. Interest income was $0.1 million for the three months ended December 31, 2009, a decrease of $0.1 million, or 69%, from $0.2 million for the three months ended January 3, 2009. The decrease is due to lower interest rates, offset slightly by a higher average invested balance. We expect interest income to remain low in fiscal 2010 due to macroeconomic conditions.
Income Taxes
We recorded income tax expense of $0.1 million for the three months ended December 31, 2009, compared to income tax expense of $0.2 million for the three months ended January 3, 2009. The Company’s effective tax rate was 31% for the three months ended December 31, 2009 and 23% for the three months ended January 3, 2009. The Company’s effective tax rate differs from the federal statutory tax rate of 34% due to the incremental impact of state income taxes, offset by reductions for the manufacturer’s deduction and research and development tax credits currently available for federal and state income tax purposes.
The increase in the effective rate for the three months ended December 31, 2009 as compared to the three months ended January 3, 2009 is primarily due to the benefit recorded in the first quarter of fiscal 2009 for the reinstatement of the research and development credit. The research and development credit expired on December 31, 2007 and was retroactively reinstated on October 3, 2008. The credit again expired on December 31, 2009. Accordingly, we recorded a benefit of $72,000 in the first quarter of fiscal 2009 for this reinstatement of the research and development credit back to January 1, 2008. Additionally, our fiscal 2010 provision only includes one quarter of our expected annual credit.
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

Income from discontinued operations consists of direct revenues and direct expenses of the commercial microelectronic, IED and DSD product lines. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results included in discontinued operations in the accompanying unaudited consolidated statements of operations is as follows:

	Three Months Ended
	December 31,	January 3,
	2009	2009
Net sales	$—	$6,459
Cost of sales	—	4,614

Gross profit	—	1,845

Total operating expenses	—	1,425

Income from operations, before income taxes	—	420
Provision for income taxes	—	(88)

Income from discontinued operations, net of tax	—	332
Gain on sale of discontinued operations, net of tax	183	—

Net income	$183	$332

Income from discontinued operations, net of tax, for the three months ended December 31, 2009 was $0 compared to $0.3 million for the three months ended January 3, 2009. Income from discontinued operations, net of tax, decreased due to the disposal of the commercial microelectronic product line in the second quarter of fiscal 2009, the sale of DSD in the second quarter of fiscal 2009, and the closure of the IED facility in the third quarter of fiscal 2009. Gain on sale of discontinued operations, net of tax, was $0.2 million in the three months ended December 31, 2009 compared to $0 for the three months ended January 3, 2009. The increase resulted from the sale of the third disposal group for IED of the land and building in December 2009 for $0.6 million.
Liquidity and Capital Resources
Cash and cash equivalents as of December 31, 2009 totaled $65.4 million and are primarily invested in money market accounts. During the three months ended December 31, 2009, $0.1 million was used in operating activities, compared to cash provided by operating activities of $3.0 million in the prior year period. This is primarily the result of changes in accounts receivable, inventories and accounts payable. Depreciation expense totaled $0.8 million in the three months ended December 31, 2009, compared to $0.6 million in the three months ended January 3, 2009. We expect depreciation to remain consistent over the next few quarters. During the three months ended December 31, 2009, we recorded an impairment loss of $0.3 million related to our electromechanical assembly product line.
Purchases of property, plant and equipment during the three months ended December 31, 2009 totaled $0.5 million, with $0.1 million remaining in accounts payable at December 31, 2009.
Accounts receivable increased $0.6 million during the three months ended December 31, 2009, primarily due to the timing of invoices and receipts as a result of a higher percentage of sales were in the last month of the quarter. Days sales outstanding at December 31, 2009 was 63 days, compared to 59 days at September 30, 2009. Our days sales outstanding typically approximates 68 days.
Inventories decreased $1.6 million during the three months ended December 31, 2009. Inventory of $14.1 million at December 31, 2009 represented 131 days of inventory on hand, compared to the 150 days on hand at September 30, 2009. The levels of inventory fluctuate based on changes in expected production requirements, the fulfillment of orders and availability of and timing of the receipt of raw materials. Inventory amounts will generally take several quarters to adjust to significant changes in future sales. Also, as lead times for raw materials increase, we are required to buy larger amounts of inventory and to hold it for longer periods of time. This trend may increase our days of inventory on hand. We expect to fund any increases in inventory caused by sales growth or manufacturing planning requirements from our cash balances and operating cash flows.
Prepaid expenses and other current assets increased $0.4 million during the three months ended December 31, 2009.

This increase was primarily due to the timing of prepayments and amortization expense.
Accounts payable decreased $1.6 million during the three months ended December 31, 2009, primarily due to the timing of cash disbursements and receipts of goods and services, primarily inventory.
Accrued expenses and deferred revenue decreased $0.5 million during the three months ended December 31, 2009. The decrease was primarily due to a decrease in accrued salaries and benefits of approximately $0.5 million as a result of a reduction in the number of payroll days accrued and a decrease in accrued compensation.
On April 8, 2008, we announced our third stock repurchase program to acquire up to an additional 10%, or approximately 2.2 million shares, of our then outstanding common stock. The timing and amount of any repurchases under the program will depend on market conditions and corporate and regulatory considerations. No repurchases were made during the three months ended December 31, 2009. The Board of Directors suspended the program during the strategic alternatives review and believes that, at this time, our cash should be used to enhance the technological capabilities of the Company. The duration of the program is twenty-four months and any purchases will be funded from our cash balances and operating cash flows.
On March 31, 2009, we entered into a Third Modification Agreement to our revolving line of credit agreement with JPMorgan Chase Bank, N.A. (“Revolving Line of Credit”). This amendment reduced the amount available under this line from $30.0 million to $10.0 million and made certain other adjustments to (i) the interest rates charged in connection with borrowings under this line of credit, (ii) the commitment fee charged on the unused portion of the line and (iii) certain financial covenants and restricted payments. The borrowings, if any, under this Revolving Line of Credit bear interest at the lower of the LIBOR plus 2.5%, or the JPMorgan Chase Bank, N.A. “prime rate.” A commitment fee of 0.5% is charged on the unused portion of the line. The Revolving Line of Credit expires on March 31, 2011. We are in compliance with all debt covenant requirements with respect to our Revolving Line of Credit. As of December 31, 2009, there were no borrowings against the Revolving Line of Credit. We have not borrowed against any credit facility since April 2003.
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
Recently Enacted Accounting Pronouncements
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements”, Note 12, “Recent Accounting Pronouncements” for an update on recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that we are not generally subject to any material forms of market risk, such as foreign currency exchange risk (our sales to foreign customers and purchases from foreign suppliers are denominated in U.S. dollars) or commodity price risk.
We may, in the future, be subject to interest rate risk as a result of our Revolving Line of Credit Agreement. In this regard, we may be specifically subject to changes in the “prime rate” based on Federal Reserve actions and fluctuations in the LIBOR. As of December 31, 2009, we had no borrowings on our revolving line of credit with JPMorgan Chase Bank, N.A. In the event we borrow against our revolving line of credit, the interest charged on these borrowings would be at the lower of the bank’s “prime rate” or the LIBOR plus 2.5%. During the three months ended December 31, 2009, the bank’s “prime rate” averaged 3.25% and was 3.25% as of December 31,

2009. From September 30, 2009 to December 31, 2009, the bank’s “prime rate” has remained unchanged. As of December 31, 2009, the LIBOR was 1.00%. In the event we begin borrowing against our revolving line of credit, quarterly interest expense (at 3.25%) would be $8,125 for every $1.0 million borrowed. A hypothetical interest rate increase of 100 basis points would increase interest expense by $2,500 per $1.0 million borrowed on a quarterly basis. We believe that moderate interest rate increases would not have a material adverse impact on our unaudited consolidated results of operations or financial position.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Attached as exhibits to this Form 10-Q are certifications of our President and Chief Executive Officer (“CEO”) and Senior Vice President and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the evaluation process.
We have evaluated, under the supervision and with the participation of management, including our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management, including our CEO and CFO, has also concluded that our disclosure controls are designed to ensure such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Furthermore, our disclosure controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with GAAP in the United States.
Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are subject to claims and litigation incident to our business. There are currently no such pending proceedings to which we are a party that we believe will have a material adverse effect on our unaudited consolidated results of operations, liquidity, or financial condition.
ITEM 1A. RISK FACTORS
We refer you to “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ending September 30, 2009, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the sub-section entitled “Note Regarding Forward-Looking Statements and Associated Risks” in the MD&A of this quarterly report on Form 10-Q. The MD&A and the unaudited consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Below we set forth a material update to the risk factors contained in “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K:
We have a concentrated customer base and, as a result, our net sales could decline significantly if we lose a major customer.
Historically, a large portion of our net sales have been derived from sales to a small number of our customers and we expect this trend to continue for the foreseeable future. Our five largest customers accounted for 69% of our net sales during the three months ended December 31, 2009 and 40% of our net sales during the three months ended January 3, 2009. Our customers are not subject to any minimum purchase requirements and can discontinue the purchase of our products at any time. In the event one or more of our major customers reduces, delays or cancels orders with us, and we are not able to sell our services and products to new customers at comparable levels, our net sales could decline significantly, which could adversely affect our financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our results of operations.
We maintain all of our cash and cash equivalents, some of which are not insured, at two depository institutions.
We maintain all of our cash and cash equivalent accounts at two depository institutions. As of December 31, 2009, our aggregate balances in such accounts were $65.6 million. Of such amount, $500,000 was covered by Federal Deposit Insurance Corporation (FDIC) insurance. The remaining amounts were not insured as of December 31, 2009.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
Exhibits

3.1	Amended and Restated Articles of Incorporation of White Electronic Designs Corporation (incorporated herein by reference to Appendix A on Definitive Proxy Statement filed on April 9, 2009).

3.2	Amended and Restated Code of By-Laws of White Electronic Designs Corporation dated July 27, 2009 (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed July 31, 2009).

10.1	Amendment No. 2 to Shareholder Agreement dated November 16, 2009, by and among White Electronic Designs Corporation, Wynnefield Partners Small Cap Value, L.P., Caiman Partners, L.P., Kahn Capital Management LLC, Jack A. Henry, Paul D. Quadros, Thomas M. Reahard and Edward A. White (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed November 17, 2009).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1##	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2##	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

##	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WHITE ELECTRONIC DESIGNS CORPORATION

/s/ Gerald R. Dinkel
Gerald R. Dinkel
President and Chief Executive Officer

Date: February 9, 2010

/s/ Roger A. Derse
Roger A. Derse
Senior Vice President and Chief Financial Officer

Date: February 9, 2010